Form 10-Q
period 2019-06-30
Sunnova Energy International Inc.
filed 2019-08-19
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38995
_______________________________________________________________________________
Sunnova Energy International Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________

Delaware	30-1192746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20 East Greenway Plaza, Suite 475
Houston, Texas 77046
(Address, including zip code, of principal executive offices)

(281) 985-9904
(Registrant's telephone number, including area code)
_______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	NOVA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had 83,980,885 shares of common stock outstanding as of August 19, 2019.

PART I - FINANCIAL INFORMATION

Explanatory Note

The information contained in this report relates to periods that ended prior to the completion of the initial public offering ("IPO") of Sunnova Energy International Inc. ("SEI") and prior to the effective dates of some of the agreements discussed herein. Consequently, the interim unaudited condensed consolidated financial statements ("interim financial statements") and related discussion of financial condition and results of operations contained in this report pertain to Sunnova Energy Corporation, which was contributed to SEI in connection with the completion of the IPO. We have also provided the interim unaudited condensed consolidated balance sheets for SEI.

On July 24, 2019 SEI priced 14,000,000 shares of its common stock at a public offering price of $12.00 per share and on July 25, 2019 SEI's shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares.

Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to Sunnova Energy Corporation and its subsidiaries, our predecessor for accounting purposes, when used in a historical context (periods prior to July 29, 2019, the closing date of the IPO), and to SEI and its subsidiaries when used in the present tense or prospectively (on or after July 29, 2019, the closing date of the IPO). See Note 15, Subsequent Events, to the Sunnova Energy Corporation interim financial statements for information regarding the closing of the IPO and related transactions.

While the interim financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in compliance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"), we do not believe these interim financial statements are necessarily indicative of the financial results that will be reported by SEI for periods subsequent to the formation and other transactions that resulted in the capitalization and start-up of SEI. The information contained in this report should be read in conjunction with the information contained in SEI's prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, when reviewing the interim financial statements of Sunnova Energy Corporation contained herein.

Item 1. Financial Statements

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2019	As of April 8, 2019
Assets
Current assets:
Cash	$2	$2
Total current assets	2	2
Total assets	$2	$2

Liabilities and Stockholder's Equity
Total liabilities	$—	$—

Stockholder's equity:
Common stock, 100,000 shares issued at $0.01 par value	1	1
Additional paid-in capital	1	1
Total stockholder's equity	2	2
Total liabilities and stockholder's equity	$2	$2

See accompanying notes to unaudited condensed consolidated balance sheets.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(1) Description of Business and Basis of Presentation

SEI and its consolidated subsidiary (collectively, the "Company") were formed as Delaware corporations on April 1, 2019 by Sunnova Energy Corporation, who was then the only stockholder of SEI, to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware including, but not limited to, actions to own, manage, acquire and invest in solar power generation, storage and management assets.

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets include the accounts of SEI and its consolidated subsidiary and have been prepared in accordance with GAAP. Separate statements of operations, cash flows, stockholder's equity and comprehensive income (loss) have not been presented because we have not had any operations to date. All intercompany accounts and transactions have been eliminated in consolidation.

(2) IPO

On June 27, 2019, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed underwritten IPO of common stock, which was subsequently amended on July 3, 2019, July 12, 2019, July 17, 2019 and July 24, 2019 and became effective on July 24, 2019. On July 24, 2019, we priced 14,000,000 shares of common stock in our IPO at a public offering price of $12.00 per share and on July 25, 2019 our common stock began trading on the New York Stock Exchange under the symbol "NOVA". Upon the closing of the IPO on July 29, 2019, SEI became the holding company of Sunnova Energy Corporation and the historical financial statements of Sunnova Energy Corporation became the historical financial statements of SEI. Upon the closing of the IPO, SEI had 83,115,618 shares of common stock outstanding. On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares, bringing SEI's total number of outstanding common stock to 83,980,885 shares.

We received aggregate net proceeds from the IPO of approximately $162.3 million, after deducting the underwriting discount and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. We used a portion of the net proceeds from the IPO to redeem our senior convertible notes due March 2021, of which $45.4 million aggregate principal amount was outstanding as of June 30, 2019. The aggregate redemption price for all our senior convertible notes was approximately $57.1 million, which includes a premium of $11.4 million plus a cash payment equal to accrued and unpaid cash interest and pay-in-kind interest to the date of redemption. We plan to use the remaining net proceeds from the IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness.

SUNNOVA ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash	$58,776	$52,706
Accounts receivable—trade, net	11,150	6,312
Accounts receivable—other	4,531	3,721
Other current assets	34,546	26,794
Total current assets	109,003	89,533

Property and equipment, net	1,499,891	1,328,457
Customer notes receivable, net	223,645	172,031
Other assets	120,125	75,064
Total assets (1)	$1,952,664	$1,665,085

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$45,134	$20,075
Accrued expenses	18,861	18,650
Current portion of long-term debt	58,403	26,965
Current portion of long-term debt—affiliates	17,505	16,500
Other current liabilities	18,701	13,214
Total current liabilities	158,604	95,404

Long-term debt, net	1,081,360	872,249
Long-term debt, net—affiliates	71,524	44,181
Other long-term liabilities	92,044	66,453
Total liabilities (1)	1,403,532	1,078,287

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	107,547	85,680

Stockholders' equity:
Series A convertible preferred stock, 44,929,110 and 44,942,594 shares issued as of June 30, 2019 and December 31, 2018, respectively, at $0.01 par value	449	449
Series C convertible preferred stock, 13,006,780 shares issued as of June 30, 2019 and December 31, 2018 at $0.01 par value	130	130
Series A common stock, 8,612,728 shares issued as of June 30, 2019 and December 31, 2018 at $0.01 par value	86	86
Series B common stock, 23,870 and 21,727 shares issued as of June 30, 2019 and December 31, 2018, respectively, at $0.01 par value	—	—
Additional paid-in capital—convertible preferred stock	701,635	701,326
Additional paid-in capital—common stock	86,437	85,439
Accumulated deficit	(347,152)	(286,312)
Total stockholders' equity	441,585	501,118
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,952,664	$1,665,085

(1) The consolidated assets as of June 30, 2019 and December 31, 2018 include $543,451 and $411,325, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $5,433 and $3,674 as of June 30, 2019 and December 31, 2018, respectively; accounts receivable—trade, net of $1,352 and $884 as of June 30, 2019 and December 31, 2018, respectively; accounts receivable—other of $0 and $109 as of June 30, 2019 and December 31, 2018, respectively; other current assets of $192 and $4,821 as of June 30, 2019 and December 31, 2018, respectively; property and equipment, net of $531,354 and $398,693 as of June 30, 2019 and December 31, 2018, respectively; and other assets of $5,120 and $3,144 as of June 30, 2019 and December 31, 2018, respectively. The consolidated liabilities as of June 30, 2019 and December 31, 2018 include $7,605 and $9,260, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy Corporation. These liabilities include accounts payable of $1,082 and $4,278 as of June 30, 2019 and December 31, 2018, respectively; accrued expenses of $49 and $14 as of June 30, 2019 and December 31, 2018, respectively; other current liabilities of $206 and $296 as of June 30, 2019 and December 31, 2018, respectively; and other long-term liabilities of $6,268 and $4,672 as of June 30, 2019 and December 31, 2018, respectively.

See accompanying notes to Sunnova Energy Corporation unaudited condensed consolidated financial statements.

SUNNOVA ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$34,612	$28,963	$61,327	$48,747

Operating expense:
Cost of revenue—depreciation	10,225	8,274	19,878	16,119
Cost of revenue—other	1,076	448	1,728	860
Operations and maintenance	2,289	2,251	4,543	4,591
General and administrative	23,794	15,578	42,475	31,933
Other operating income	(62)	(23)	(80)	(39)
Total operating expense, net	37,322	26,528	68,544	53,464

Operating income (loss)	(2,710)	2,435	(7,217)	(4,717)

Interest expense, net	37,310	10,724	68,971	15,707
Interest expense, net—affiliates	1,575	2,354	3,397	4,847
Interest income	(2,967)	(1,418)	(5,461)	(2,610)
Loss on extinguishment of long-term debt, net—affiliates	10,645	—	10,645	—
Other (income) expense	534	(1)	534	(1)
Loss before income tax	(49,807)	(9,224)	(85,303)	(22,660)

Income tax	—	—	—	—
Net loss	(49,807)	(9,224)	(85,303)	(22,660)
Net income attributable to redeemable noncontrolling interests	931	3,350	3,949	4,124
Net loss attributable to stockholders	(50,738)	(12,574)	(89,252)	(26,784)
Dividends earned on Series A convertible preferred stock	(9,760)	(9,198)	(19,271)	(17,328)
Dividends earned on Series C convertible preferred stock	(2,762)	(1,497)	(5,454)	(1,546)
Deemed dividends on convertible preferred stock exchange	—	—	—	(19,332)
Net loss attributable to common stockholders—basic and diluted	$(63,260)	$(23,269)	$(113,977)	$(64,990)

Net loss per share attributable to common stockholders—basic and diluted	$(7.32)	$(2.69)	$(13.20)	$(7.53)
Weighted average common shares outstanding—basic and diluted	8,636,598	8,634,455	8,636,065	8,634,455

See accompanying notes to Sunnova Energy Corporation unaudited condensed consolidated financial statements.

SUNNOVA ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,303)	$(22,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,639	18,350
Impairment and loss on disposals, net	851	1,155
Amortization of intangible assets	7	67
Amortization of customer acquisition costs	14	—
Amortization of deferred financing costs	7,770	4,363
Amortization of debt discount	1,292	501
Non-cash effect of equity-based compensation plans	994	1,408
Non-cash payment-in-kind interest on loan—affiliates	2,201	2,700
Unrealized (gain) loss on derivatives	17,449	(13,658)
Loss on fair value option securities	534	—
Loss on extinguishment of long-term debt, net—affiliates	10,645	—
Other non-cash items	3,449	2,558
Changes in components of operating assets and liabilities:
Accounts receivable	(6,597)	(4,482)
Dealer advances	—	(237)
Other current assets	(9,357)	(6,605)
Other assets	(26,063)	(3,600)
Accounts payable	2,279	(579)
Accrued expenses	(1,995)	(62)
Other current liabilities	5,362	1,827
Long-term debt—paid-in-kind—affiliates	—	(1,144)
Other long-term liabilities	(1,865)	(463)
Net cash used in operating activities	(55,694)	(20,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(164,796)	(124,067)
Payments for investments and customer notes receivable	(62,360)	(50,509)
Proceeds from customer notes receivable	9,336	3,768
State utility rebates	227	450
Other, net	183	(1,485)
Net cash used in investing activities	(217,410)	(171,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	526,045	82,907
Payments of long-term debt	(287,363)	(14,421)
Proceeds of long-term debt from affiliates	15,000	15,000
Payments of long-term debt to affiliates	—	(20,000)
Payments on notes payable	(248)	—
Payments of deferred financing costs	(7,268)	(750)
Payments of debt discounts	(1,084)	(70)
Payments of IPO costs	(484)	—
Proceeds from issuance of convertible preferred stock, net	(2,509)	97,146
Contributions from redeemable noncontrolling interests	50,237	34,865
Distributions to redeemable noncontrolling interests	(5,143)	(789)
Payments of costs related to redeemable noncontrolling interests	(1,622)	(879)
Other, net	(7)	(1)
Net cash provided by financing activities	285,554	193,008
Net increase in cash and restricted cash	12,450	604
Cash and restricted cash at beginning of period	87,046	81,778
Cash and restricted cash at end of period	99,496	82,382
Restricted cash included in other current assets	(482)	(2,979)
Restricted cash included in other assets	(40,238)	(25,680)
Cash at end of period	$58,776	$53,723

	Six Months Ended June 30,
	2019	2018
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$28,343	$1,136
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(4,369)	$(4,735)
Change in accounts payable and accrued expenses related to financing costs	$3,854	$(1,888)

Supplemental cash flow information:
Cash paid for interest	$25,395	$27,857
Cash paid for income taxes	$—	$—

See accompanying notes to Sunnova Energy Corporation unaudited condensed consolidated financial statements.

SUNNOVA ENERGY CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Series B Treasury Stock	Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2017	$38,590	40,179,508	$402	4,583,576	$46	—	$—	8,612,728	$86	21,727	$—	$—	$530,951	$82,455	$(242,757)	$371,183
Net income (loss)	774	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,210)	(14,210)
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	149	—	—	—	—	—	—
Issuance of convertible preferred stock, net	—	—	—	13,013	—	7,390,218	74	—	—	—	—	—	97,256	—	—	97,330
Non-cash exchange of Series B convertible preferred stock for Series A convertible preferred stock	—	4,763,086	47	(4,596,588)	(46)	—	—	—	—	—	—	—	(1)	—	—	—
Contributions from redeemable noncontrolling interests	17,139	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(339)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions payable to redeemable noncontrolling interests	(111)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(701)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(5,995)	—	—	—	—	—	—	—	—	—	—	—	—	—	5,995	5,995
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	726	—	726
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	(149)	—	1	—	—	(1)	—
Other, net	—	—	—	(1)	—	—	—	—	—	—	—	—	—	—	(1)	(1)
March 31, 2018	49,357	44,942,594	449	—	—	7,390,218	74	8,612,728	86	21,727	—	—	628,206	83,181	(250,974)	461,022
Net income (loss)	3,350	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,574)	(12,574)
Contributions from redeemable noncontrolling interests	17,726	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions receivable from redeemable noncontrolling interests	1,108	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(450)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions payable to redeemable noncontrolling interests	(178)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(91)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(5,592)	—	—	—	—	—	—	—	—	—	—	—	—	—	5,592	5,592
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	682	—	682
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	(68)	—	—	(68)
June 30, 2018	$65,230	44,942,594	$449	—	$—	7,390,218	$74	8,612,728	$86	21,727	$—	$—	$628,138	$83,863	$(257,956)	$454,654

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	44,942,594	$449	13,006,780	$130	8,612,728	$86	21,727	$—	$701,326	$85,439	$(286,312)	$501,118
Net income (loss)	3,018	—	—	—	—	—	—	—	—	—	—	(38,514)	(38,514)
Issuance of common stock	—	—	—	—	—	—	—	2,143	—	—	4	—	4
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	—	—	(183)	—	(8)	(191)
Contributions from redeemable noncontrolling interests	18,030	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(3,652)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(10,125)	—	—	—	—	—	—	—	—	—	—	10,125	10,125
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	281	—	281
Other, net	2,627	—	—	—	—	—	—	—	—	493	—	(2)	491
March 31, 2019	94,016	44,929,110	449	13,006,780	130	8,612,728	86	23,870	—	701,636	85,724	(314,711)	473,314
Net income (loss)	931	—	—	—	—	—	—	—	—	—	—	(50,738)	(50,738)
Contributions from redeemable noncontrolling interests	32,207	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,491)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(419)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(18,297)	—	—	—	—	—	—	—	—	—	—	18,297	18,297
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	713	—	713
Other, net	600	—	—	—	—	—	—	—	—	(1)	—	—	(1)
June 30, 2019	$107,547	44,929,110	$449	13,006,780	$130	8,612,728	$86	23,870	$—	$701,635	$86,437	$(347,152)	$441,585

See accompanying notes to Sunnova Energy Corporation unaudited condensed consolidated financial statements.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

We are a leading residential solar and battery storage service provider, serving more than 67,000 customers in more than 20 U.S. states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed SEI as a Delaware corporation on April 1, 2019. We completed our IPO on July 29, 2019; and in connection with the IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. See Note 15, Subsequent Events.

Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence. We were founded to deliver customers a better energy service at a better price; and through solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install customers’ solar energy and energy storage systems on our behalf. The unique focus on this dealer model enables us to leverage the dealers’ specialized knowledge, connections and experience in local markets to drive customer origination while providing the dealers with access to high quality products at competitive prices and technical oversight and expertise. We believe this structure provides operational flexibility and lower fixed costs relative to peer companies, furthering our competitive advantage.

We provide our services through long-term residential solar service agreements with a diversified pool of high credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system with financing provided by us (a "loan"). The initial term of our solar service agreements is typically 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance, and warranty services. Our lease and PPA agreements typically include two five-year automatic extensions. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

Basis of Presentation

The accompanying interim financial statements include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and stockholders' equity and statements of cash flows and have been prepared in accordance with GAAP from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the SEC regarding interim financial reporting. As such, these unaudited condensed consolidated financial statements should be read in conjunction with our 2018 audited annual consolidated financial statements and accompanying notes included in the prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. The interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

Our interim financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation, we consolidate any VIE of which we are the primary beneficiary. We form VIEs with our investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of our VIEs, including determining the solar energy systems contributed to the VIEs, and the installation, operation and maintenance of the solar energy systems. We consider the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than participating rights.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As such, we have determined we are the primary beneficiary of our VIEs and evaluate our relationships with our VIEs on an ongoing basis to ensure we continue to be the primary beneficiary. We have eliminated all intercompany accounts and transactions in consolidation.

Reverse Stock Split

In connection with the IPO, we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 and subsequent to the date of these interim financial statements. All current and past period amounts stated herein have given effect to the reverse stock split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a significant impact on the Company's interim financial statements.

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2018 audited annual consolidated financial statements.

Use of Estimates

The preparation of the interim financial statements requires us to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. We regularly make significant estimates and assumptions including, but not limited to, (a) the collectability of accounts receivable from customers and dealers, (b) the valuation of inventory, (c) the analysis of revenue recognition for PPAs and leases, (d) the assumptions for determining the performance guarantee obligations, (e) the collectability of customer notes receivable, (f) the allocation of consideration paid in connection with accounting for business combinations, (g) the useful lives of solar energy systems and other property and equipment and the capitalization methodology of the indirect costs on those assets, (h) the valuation of the assumptions regarding asset retirement obligations ("ARO"), (i) the assumptions and estimates utilized in determining any warranty obligations, (j) the determination of valuation allowances associated with deferred tax assets, (k) the assessment of asset impairments, (l) the assumptions and estimates utilized in determining the fair value of derivative instruments, (m) the assumptions and estimates utilized in determining equity-based compensation expense, (n) the redemption value of redeemable noncontrolling interests and (o) the discount rate used for operating and finance leases. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers under PPAs and leases that are generally collected in the subsequent month and recorded at net realizable value. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible accounts receivable. We review our accounts receivable by aging category to identify customers with known disputes or collection issues. We write off accounts receivable when we deem them uncollectible. The following table presents the changes in the allowance for doubtful accounts recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	As of June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$723	$427
Bad debt expense	638	359
Write off of uncollectible accounts	(664)	(399)
Recoveries	49	26
Other, net	—	(85)
Balance at end of period	$746	$328

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory primarily represents photovoltaic ("PV") modules, meters, batteries and other associated equipment purchased and held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We record inventory in other current assets in the consolidated balance sheets at the lower of cost and net realizable value. We remove these items from inventory using the weighted-average method and (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system or (b) capitalize to property and equipment when installed as an original part on a solar energy system. We evaluate our inventory reserves and write down the estimated value of excess and obsolete inventory based upon assumptions about future demand and market conditions. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Batteries and components	$16,279	$8,394
Modules and inverters	88	433
Meters	159	360
Total	$16,526	$9,187

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or a liability. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•	Level 1—Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2—Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and interest rate swaps and swaptions. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the Easy Own program with similar maturities and terms (Level 3), though we did not elect the fair value option for this class of financial instruments. We estimate the fair value of our fixed-rate long-term debt, excluding the senior secured notes (see Note 7, Long-Term Debt) for which we selected the fair value option, based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

We estimate the fair value of the senior secured notes based on a market approach model using Level 3 inputs that incorporates a binomial tree model in determining the value of the senior secured notes in probability scenarios of an IPO of SEI and a discounted future cash flow model in determining the value of the convertible notes upon no IPO occurrence, which we weight based on probability of occurrence. The significant Level 3 inputs used in the binomial tree model are (a) expected volatility and comparable metrics based on market competitors, (b) a discount for lack of marketability related to equity classes, (c) our risk-free rate and (d) the expected probability of occurrence of an IPO event to determine the value of equity classes in each IPO scenario. The significant Level 3 inputs used in the discounted future cash flow model are (a) projected customer growth rates by product, (b) projected operating results and free cash flows based on internal forecasts, (c) EBITDA

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

multiples, (d) expected terminal value and (e) the weighted-average cost of capital used to discount future cash flows. Fair value measurements using the market approach model can be sensitive to significant changes in one or more of the inputs. A significant increase (decrease) in the expected volatility, risk-free rate or the probability of occurrence of an IPO event would result in a higher (lower) fair value for the senior secured notes.

Changes in fair value of the senior secured notes are included in other (income) expense in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in long-term debt, net—affiliates in the unaudited condensed consolidated balance sheets:

	As of June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$—	$—
Additions	55,506	—
Change in fair value	534	—
Balance at end of period	$56,040	$—

Derivative Instruments

Our derivative instruments consist of interest rate swaps and swaptions that are not designated as cash flow hedges or fair value hedges under accounting guidance. We use interest rate swaps and swaptions to manage our net exposure to interest rate changes. We record the derivatives in other assets and other long-term liabilities in the consolidated balance sheets and the changes in fair value are recorded in interest expense, net in the consolidated statements of operations. We include unrealized gains and losses on derivatives as a non-cash reconciling item in operating activities in the consolidated statements of cash flows. We include realized gains and losses on derivatives as a change in components of operating assets and liabilities in operating activities in the consolidated statements of cash flows. See Note 8, Derivative Instruments.

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue under PPAs	$13,954	$11,459	$23,566	$18,747
Revenue under leases	9,620	8,144	19,258	15,381
Solar renewable energy certificate revenue	9,716	8,898	16,308	13,862
Easy Own program revenue	363	224	734	402
Other revenue	959	238	1,461	355
Total	$34,612	$28,963	$61,327	$48,747

We recognize revenue from contracts with customers as we satisfy performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kWh in the customer contract. The amount of revenue we recognize does not equal customer cash payments because performance obligations are satisfied ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.0 billion as of June 30, 2019, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than three years.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PPAs.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All customers must pass our credit evaluation process. The PPAs generally have a term of 25 years with an opportunity for customers to renew for up to an additional 10 years, via two 5-year renewal options.

Leases.    We are the lessor under lease agreements for solar energy systems and energy storage systems, which do not meet the definition of a lease under ASC 842 and are accounted for as contracts with customers under ASC 606. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. All customers must pass our credit evaluation process. The lease agreements generally have a term of 25 years with an opportunity for customers to renew for up to an additional 10 years, via two 5-year renewal options.

We have provided customers under our leases a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output. The solar energy system may not achieve specified minimum solar energy production output due to natural fluctuations in the weather and equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of the guarantee based on a number of different factors, including: (a) the specific site information relating to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the system, and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system. While actual irradiance levels can significantly change year over year due to natural fluctuations in the weather, we expect the levels to average out over the term of a 25-year lease and to approximate the levels used in determining the amount of the performance guarantee. Generally, weather fluctuations are the most likely reason a solar energy system may not achieve a certain specified minimum solar energy production output.

If the solar energy system does not produce the guaranteed production amount, we may be required to refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a customer's payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter (see Note 14, Commitments and Contingencies).

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one MWh (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2019 and December 31, 2018. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the customer. The costs related to the sales of SRECs are limited to broker fees (included in cost of revenue—other), which are only paid in connection with certain transactions.

Easy Own Program.    See discussion of Easy Own revenue in the "Easy Own Program" section below.

Easy Own Program

We offer an Easy Own program, under which the customer finances the purchase of a solar energy system through a solar service agreement, typically for a term of 25 years. We recognize cash payments received from customers on a monthly basis under the Easy Own program (a) as revenue under ASC 606, to the extent attributable to payments for operations and maintenance services we provide, which we recognize as a stand-ready obligation on a straight-line basis over the term of the contract; (b) as interest income, to the extent attributable to earned interest on the contract; and (c) as a reduction of a note receivable included in current and long-term assets, to the extent attributable to a return of principal on the contract.

To qualify for the Easy Own program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO score of 650 to 695 depending on certain circumstances, and we secure the loans with the solar energy systems financed. In determining the allowance for uncollectible notes receivable, we identify customers with known disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. We write off customer notes receivable when they are deemed uncollectible. In addition, there were no

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customer notes receivable not accruing interest and an insignificant amount of past due customer notes receivable as of June 30, 2019 and December 31, 2018. See Note 6, Customer Notes Receivable.

The following table presents the changes in the allowance for losses recorded against customer notes receivable in the unaudited condensed consolidated balance sheets:

	As of June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$710	$602
Bad debt expense	273	166
Write off of uncollectible accounts	(39)	—
Balance at end of period	$944	$768

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the Easy Own program which will be recognized over the remaining term of the respective solar service agreements. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Easy Own program	$34,469	$27,793
PPAs and leases	6,271	6,255
Total (1)	$40,740	$34,048

(1) Of this amount, $651,000 and $1.6 million is recorded in other current liabilities as of June 30, 2019 and December 31, 2018, respectively.

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which will require entities to use a forward-looking expected loss approach instead of the incurred loss approach in effect today when estimating the allowance for credit losses. This ASU is effective for annual and interim reporting periods in 2020. In 2018 and 2019, the FASB issued the following ASUs related to ASU 2016-13: ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, and ASU 2019-05, Financial Instruments—Credit Losses: Targeted Transition Relief. The supplemental ASUs must be adopted simultaneously with ASU 2016-13. We have not yet determined the potential impact of this ASU on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This ASU is effective for annual and interim reporting periods in 2020. We have not yet determined the potential impact of this ASU on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires certain implementation costs to be capitalized. This ASU is effective for annual and interim reporting periods in 2020. We have not yet determined the potential impact of this ASU on our consolidated financial statements and related disclosures.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify and address implementation issues around the new standards related to credit losses, hedging and recognizing and measuring financial instruments. Amendments in this ASU related to credit losses and hedging have the same effective dates as the respective standards unless an entity has already adopted the standards, in which case the amendments are effective for annual and interim reporting periods in 2020. Amendments in this ASU related to recognizing and measuring financial instruments are effective for annual and interim reporting periods in 2020. We have not yet determined the potential impact of this ASU on our financial statements and related disclosures.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections, to reflect the recently adopted amendments to the SEC final rules that were done to modernize and simplify certain reporting requirements for public companies, investment advisers and investment companies. This ASU is effective upon issuance and did not have a significant impact on our consolidated financial statements and related disclosures.

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2019	As of December 31, 2018
	(in years)	(in thousands)
Solar energy systems	35	$1,459,249	$1,311,458
Construction in progress		118,581	77,847
AROs	30	19,118	17,381
Information technology systems	3	20,488	17,380
Computers and equipment	3-5	1,433	1,251
Leasehold improvements	3-6	883	883
Furniture and fixtures	7	735	735
Vehicles	4	869	548
Other	5-6	116	52
Property and equipment, gross		1,621,472	1,427,535
Less: accumulated depreciation		(121,581)	(99,078)
Property and equipment, net		$1,499,891	$1,328,457

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $107.4 million and $87.6 million as of June 30, 2019 and December 31, 2018, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Inventory	$16,526	$9,187
Current portion of notes receivable—Easy Own program	10,143	7,601
Prepaid assets	5,510	2,739
Current portion of notes receivable—other	1,043	1,522
Deferred receivables	842	555
Restricted cash	482	5,190
Total	$34,546	$26,794

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Interest payable	$13,486	$8,150
Current portion of performance guarantee obligations	3,618	2,580
Deferred revenue	651	1,613
Current portion of lease liability	946	871
Total	$18,701	$13,214

(5) AROs

AROs consist primarily of costs to remove solar energy system assets and costs to restore the solar energy system sites to the original condition, which we estimate based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$20,033	$15,347
Additional obligations incurred	1,755	2,041
Accretion expense	640	613
Other	(21)	(13)
Balance at end of period	$22,407	$17,988

(6) Customer Notes Receivable

We offer an Easy Own program, under which the customer finances the purchase of a solar energy system through a solar service agreement, typically for a term of 25 years. As of June 30, 2019, we recorded $233.8 million of notes receivable under the Easy Own program, of which $10.1 million is included in other current assets and $223.6 million is included in customer notes receivable, net in the unaudited condensed consolidated balance sheet. As of December 31, 2018, we recorded $179.6 million of notes receivable under the Easy Own program, of which $7.6 million is included in other current assets and $172.0 million is included in customer notes receivable, net in the unaudited condensed consolidated balance sheet. As of June 30, 2019 and December 31, 2018, we invested $23.1 million and $20.4 million, respectively, in Easy Own systems not yet placed in service, which is included in other assets in the unaudited condensed consolidated balance sheets. The fair values of our notes receivable and the corresponding carrying amounts are as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Customer notes receivable	$233,788	$233,673	$179,632	$179,990

Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. For the three months ended June 30, 2019 and 2018, interest income was $2.7 million and $1.4 million, respectively. For the six months ended June 30, 2019 and 2018, interest income was $5.0 million and $2.5 million, respectively.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova Asset Portfolio 4, LLC ("AP4"), Sunnova AP 6 Warehouse II, LLC ("AP6WII"), Helios Issuer, LLC ("HELI"), Sunnova LAP Holdings, LLC ("LAPH"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP I Holdings, LLC ("TEPIH"), Sunnova TEP II Holdings, LLC ("TEPIIH"), Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI") and Helios III Issuer, LLC ("HELIII"). The following table presents the detail of long-term debt, net and long-term debt, net—affiliates as recorded in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30, 2019 Weighted Average Effective Interest Rates	As of June 30, 2019		Year Ended December 31, 2018 Weighted Average Effective Interest Rates	As of December 31, 2018
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
Sunnova Energy Corporation
Senior secured notes	10.10%	$56,040	$—	14.89%	$40,000	$—
Convertible notes	13.11%	15,000	15,000	12.20%	—	15,000
Note payable		—	1,798		—	—
Paid-in-kind		533	2,505		4,219	1,500
Deferred financing costs, net		(49)	—		(38)	—
AP4
Secured term loan	5.98%	91,365	4,354	5.25%	101,026	3,036
Debt discount, net		(667)	—		(202)	—
Deferred financing costs, net		(289)	—		(418)	—
AP6WII
Warehouse credit facility	10.01%	—	—	8.47%	54,603	—
Deferred financing costs, net		—	—		(309)	—
HELI
Solar asset-backed notes	6.63%	217,920	9,746	6.47%	224,835	10,522
Debt discount, net		(3,635)	—		(4,124)	—
Deferred financing costs, net		(6,390)	—		(7,217)	—
LAPH
Secured term loan	7.94%	42,414	1,342	8.36%	43,167	1,038
Debt discount, net		(472)	—		(552)	—
Deferred financing costs, net		(419)	—		(482)	—
EZOP
Warehouse credit facility	7.19%	43,692	—	9.68%	58,200	—
Debt discount, net		(2,374)	—		—	—
TEPIH
Secured term loan	25.17%	—	—	6.55%	107,239	3,356
Debt discount, net		—	—		(62)	—
Deferred financing costs, net		—	—		(4,892)	—
TEPIIH
Warehouse credit facility	6.88%	198,011	—	8.41%	57,552	—
Debt discount, net		(2,459)	—		(1,710)	—
Deferred financing costs, net		—	—		(1,612)	—
HELII
Solar asset-backed notes	5.75%	246,173	13,312	5.60%	253,687	9,013
Debt discount, net		(52)	—		(55)	—
Deferred financing costs, net		(6,279)	—		(6,425)	—
RAYSI
Solar asset-backed notes	5.48%	131,175	6,189		—	—
Debt discount, net		(1,625)	—		—	—
Deferred financing costs, net		(5,704)	—		—	—
HELIII
Solar asset-backed notes	2.95%	145,968	21,662		—	—
Debt discount, net		(2,582)	—		—	—
Deferred financing costs, net		(2,411)	—		—	—
Total		$1,152,884	$75,908		$916,430	$43,465

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Availability.    As of June 30, 2019, we had $156.3 million of available borrowing capacity under the EZOP warehouse credit facility. There was no borrowing capacity available under any of our other financing arrangements.

Weighted Average Effective Interest Rates.    The weighted average effective interest rates disclosed in the table above are the weighted average stated interest rates for each debt instrument plus the effect on interest expense for other items classified as interest expense, such as the amortization of deferred financing costs, amortization of debt discounts and commitment fees on unused balances.

Sunnova Energy Corporation Senior Secured Notes.    In January 2019, we amended the terms of the senior secured notes to, among other things, extend the maturity date from January 2019 to July 2019. In April 2019, we further amended the terms of the senior secured notes to, among other things, (a) extend the maturity date from July 2019 to March 2021, (b) decrease the interest rate from 12.00% per annum to 9.50% per annum, of which 4.75% is payable in cash quarterly and the remaining 4.75% is payable in additional debt securities (i.e. payment-in-kind) and (c) include a conversion feature such that the notes will be convertible into common stock, at the election of the holder, upon the occurrence of an IPO of SEI or a successor of at least $225.0 million in gross proceeds. Each holder may elect to convert any or all of its notes at a price per share equal to the lesser of (a) $6.75 (as adjusted for any stock splits or other similar transactions which may occur prior to an IPO) and (b) 80% of the price per share to the public in an IPO (the "Conversion Price"). Upon the occurrence of an IPO, any notes that are not converted at the election of the holder are required to be redeemed at par, plus accrued and unpaid cash interest and a cash payment for any accrued and unpaid payment-in-kind interest, plus a cash payment equal to the value of a number of shares based on the price per share to the public in the IPO (such shares, the "IPO Redemption Premium") of common stock equal to the excess (if any) of (a) the quotient obtained by dividing the aggregate principal amount of the notes so redeemed by the applicable Conversion Price that would have been applicable to a conversion of notes had such notes been outstanding on the date of such IPO and converted in connection therewith over (b) the quotient obtained by dividing the aggregate principal amount of the notes being redeemed by the public offering price per share of common stock in such IPO. Under the amended terms of the notes, if there are gross proceeds of less than $225.0 million in an IPO, Sunnova Energy Corporation would only be obligated to redeem 50% of the notes not converted. If an IPO does not occur, the notes will remain outstanding until the maturity date and can be redeemed by Sunnova Energy Corporation at par at any time prior to maturity on the same terms as described above. In addition, if the notes are redeemed prior to the occurrence of an IPO, Sunnova Energy Corporation is required to issue a warrant for the number of shares equal to the IPO Redemption Premium as a condition to any redemption or retirement. Such warrant would be automatically exercisable on a cashless basis for a price of $0.01 upon consummation of the IPO (see Note 15, Subsequent Events). If issued, any warrants would expire in March 2021. The April 2019 amendment resulted in a loss on extinguishment under GAAP of $10.6 million related to the difference between the net carrying value of the senior secured notes prior to the amendment and the fair value of the notes after the amendment.

For accounting purposes, only the conversion feature is required to be bifurcated and measured at fair value; however, we elected to make a one-time, irrevocable election to utilize the fair value option allowed under ASC 825, Financial Instruments. Under the fair value option election, we record the entire hybrid instrument at fair value with changes in fair value recognized in other (income) expense in the consolidated statements of operations. The fair value election resulted in an unrealized loss of $534,000 for the six months ended June 30, 2019.

Sunnova Energy Corporation Convertible Notes.    In January 2019, we amended the 2018 Note to, among other things, extend the maturity date from the earlier of (a) the repayment of the senior secured notes or (b) May 2019 to the earlier of (a) the repayment of the senior secured notes or (b) December 2019.

In June 2019, we issued a convertible note (the "2019 Note") for $15.0 million to a majority of our existing shareholders, which is subordinated to the senior secured notes, with a maturity date of September 2021. The 2019 Note bears interest at an annual rate of 12.0%, which is only payable by increasing the outstanding principal balance of the 2019 Note quarterly until maturity. Under the terms of the 2019 Note, we cannot make cash payments for interest or principal on the 2019 Note until the senior secured notes have been repaid in full. The 2019 Note allows, if a majority of holders elect, to convert the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. The 2019 Note includes an automatic conversion feature upon the occurrence of an IPO of SEI or a successor of at least $175.0 million in gross proceeds at a per share public offering price of at least $6.6558 (as adjusted for any stock splits or other similar transactions which may occur prior to an IPO) upon which all the outstanding principal balance (including accrued paid-in-kind interest) will convert into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. See Note 15, Subsequent Events.

Sunnova Energy Corporation Note Payable.    In May 2019, we entered into an arrangement to finance $1.9 million in property insurance premiums at an annual interest rate of 5.5% over ten months.

AP4 Debt.    As of March 31, 2019, AP4 was not in compliance with the debt covenant regarding the ratio of consolidated EBITDA to debt service, which is an event of default. In April 2019, AP4 exercised its right to an equity cure, which allowed Sunnova Energy Corporation to contribute approximately $106,000 to AP4 and allowed AP4 to add such amount to consolidated EBITDA for purposes of recalculating the ratio as of March 31, 2019. Subsequent to the equity cure, AP4 is in compliance with the debt covenants under the AP4 financing agreement. In June 2019, we amended the AP4 financing agreement to, among other things, (i) extend the maturity date from to July 2020 and to January 2021, (ii) decrease the applicable margin for LIBOR loans to 2.50% and (iii) change the debt covenant regarding the ratio of consolidated EBITDA to debt service to be calculated based on collections from customers and other cash receipts and disbursements (instead of consolidated EBITDA). In connection with this amendment we repaid $5.0 million of outstanding borrowings under this facility.

AP6WII Debt.    In June 2019, we fully repaid the aggregate outstanding principal amount and terminated the AP6WII warehouse credit facility.

EZOP Debt and Securitization.    In March 2019, we amended the EZOP warehouse credit facility to, among other things, extend the maturity date from April 2019 to November 2022 and increase the aggregate committed amount to $200.0 million.

TEPIH Debt.    In March 2019, we fully repaid the aggregate outstanding principal amount under the TEPIH loan agreement and terminated the TEPIH loan agreement.

TEPIIH Debt.    In March 2019, we amended the TEPIIH warehouse credit facility to, among other things, extend the maturity date from August 2022 to November 2022, increase the aggregate committed amount to $150.0 million and increase the maximum commitment amount to $250.0 million.

RAYSI Debt and Securitization.    In March 2019, we pooled and transferred eligible solar energy systems and the related asset receivables into RAYSI, a special purpose entity, that issued $118.1 million in aggregate principal amount of Series 2019-1 Class A solar asset-backed notes with a maturity date of April 2044 and $15.0 million in aggregate principal amount of Series 2019-1 Class B solar asset-backed notes with a maturity date of April 2034. The notes were issued with no discount for Class A and at a discount of 6.50% for Class B and bearing interest at an annual rate equal to 4.95% and 6.35%, respectively. In June 2019, RAYSI issued $6.4 million in aggregate principal amount of 2019-2 Class B solar asset-backed notes with a maturity date of April 2034 pursuant to a supplemental note purchase agreement at a discount rate of 10.50% and bearing interest at an annual rate equal to 6.35%. The notes issued by RAYSI are referred to as the "RAYSI Notes". The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the RAYSI Notes and satisfy RAYSI's expenses, and any remaining cash can be distributed to Sunnova RAYS Depositor II, LLC, RAYSI's sole member. In connection with the RAYSI Notes, affiliates of Sunnova Energy Corporation receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. In addition, we have guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing, facility administration and asset management agreements, (b) the managing member’s obligations, in such capacity, under the related financing fund’s limited liability company agreement and (c) certain of our subsidiaries’ obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to RAYSI pursuant to the related sale and contribution agreement. RAYSI is also required to maintain a liquidity reserve account, a supplemental reserve account for inverter replacement and financing fund purchase option exercises, a storage system reserve account and a cash trap reserve account for the benefit of the lenders under the RAYSI Notes, each of which must remain funded at all times to the levels specified in the RAYSI Notes. The creditors of RAYSI have no recourse to our other assets except as expressly set forth in the RAYSI Notes.

The terms of the RAYSI Notes contain certain events of default, including failure to comply with the terms of the transaction documents, failure of certain representations and warranties in the transaction documents to be incorrect in any material respect, subject to certain notice and cure periods, or our failure to maintain ownership of RAYSI and related depositor, managing member and financing fund. If an event of default occurs, RAYSI noteholders will be entitled to take various actions, including the acceleration of amounts due under the aggregation credit facility and foreclosure on the interests of the managing member and the financings fund that have been pledged to the indenture trustee. In addition to these events of default, the RAYSI Notes are subject to unscheduled prepayment events, including (a) a debt service coverage ratio falling or

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remaining below certain levels, (b) the failure to maintain insurance, (c) the failure to repay the RAYSI Notes in full prior to the applicable anticipated repayment date or (d) the occurrence of an event of default. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the RAYSI Notes and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the RAYSI Notes.

HELIII Debt.    In June 2019, we pooled and transferred eligible solar energy systems and the related asset receivables into HELIII, a special purpose entity, that issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar asset-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar asset-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar asset-backed notes (collectively, the "HELIII Notes") with a maturity date of June 2046. The HELIII Notes were issued at a discount of 0.03% for Class A, 0.01% for Class B and 0.03% for Class C and bear interest at an annual rate of 3.75%, 4.49% and 5.32%, respectively. The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the HELIII Notes and satisfy HELIII's expenses, and any remaining cash can be distributed to Sunnova Helios III Depositor, LLC, HELIII's sole member. In connection with the HELIII Notes, affiliates of Sunnova Energy Corporation receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, we have guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements, (b) the managing member’s obligations, in such capacity, under the related financing fund’s limited liability company agreement and (c) certain of our subsidiaries’ obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to HELIII pursuant to the related sale and contribution agreement. HELIII is also required to maintain a reserve account, a supplemental reserve account for inverter replacement and a capitalized interest reserve account for the benefit of the lenders under the HELIII Notes, each of which must remain funded at all times to the levels specified in the HELIII Notes. The creditors of HELIII have no recourse to our other assets except as expressly set forth in the HELIII Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Sunnova Energy Corporation senior secured notes	$56,573	$56,573	$44,219	$43,781
Sunnova Energy Corporation convertible notes	32,505	32,524	16,500	16,442
Sunnova Energy Corporation note payable	1,798	1,798	—	—
AP4 secured term loan	95,719	95,719	104,062	104,062
AP6WII warehouse credit facility	—	—	54,603	54,603
HELI solar asset-backed notes	227,666	228,879	235,357	229,766
LAPH secured term loan	43,756	43,756	44,205	44,205
EZOP warehouse credit facility	43,692	43,692	58,200	58,200
TEPIH secured term loan	—	—	110,595	110,595
TEPIIH warehouse credit facility	198,011	198,011	57,552	57,552
HELII solar asset-backed notes	259,485	286,149	262,700	274,857
RAYSI solar asset-backed notes	137,364	135,754	—	—
HELIII solar asset-backed notes	167,630	167,192	—	—
Total (1)	$1,264,199	$1,290,047	$987,993	$994,063

(1) Amounts exclude the net deferred financing costs and net debt discounts of $35.4 million and $28.1 million as of June 30, 2019 and December 31, 2018, respectively.

For the AP4, AP6WII, LAPH, EZOP, TEPIH and TEPIIH debt, the estimated fair values as of June 30, 2019 and December 31, 2018 approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the note payable, the estimated fair value as of June 30, 2019 approximates the carrying amount due primarily to the short-term nature of the instrument. For the convertible notes, HELI, HELII, RAYSI and HELIII debt, we determined the estimated fair values as of June 30, 2019 and December 31, 2018 based on a yield analysis of similar type debt. For the senior secured notes, we determined the estimated fair value as of June 30, 2019 based on a market approach model and

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

we determined the estimated fair value as of December 31, 2018 based on a yield analysis of similar type debt. The change in method was due to the amendment in April 2019 and the election of the fair value option.

(8) Derivative Instruments

Interest Rate Swaps on TEPIH Debt.    In March 2019, the aggregate outstanding principal amount under the TEPIH loan agreement was fully repaid and all TEPIH swaps were settled.

Interest Rate Swaps on AP6WII Debt.    In June 2019, the aggregate outstanding principal amount under the AP6WII warehouse credit facility was fully repaid and all AP6WII swaps were settled.

The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2019		As of December 31, 2018
	Fixed Interest Rate	Aggregate Notional Amount	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
AP4	2.338%	$101,341	2.338%	$102,921
AP6WII	—%	—	2.402% - 3.254%	72,025
LAPH	3.409%	43,721	3.409%	44,205
EZOP	2.620%	37,125	1.900% - 3.014%	55,290
TEPIH	—%	—	2.350% - 3.104%	99,536
TEPIIH	2.575% - 3.383%	189,915	2.995% - 3.383%	54,675
Total		$372,102		$428,652

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Other assets	$—	$270
Other long-term liabilities	(25,341)	(8,161)
Total, net	$(25,341)	$(7,891)

We did not designate the interest rate swaps and swaptions as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and swaptions as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Realized (gain) loss	$8,788	$147	$12,372	$(178)
Unrealized (gain) loss	10,417	(4,518)	17,449	(13,658)
Total	$19,205	$(4,371)	$29,821	$(13,836)

(9) Income Taxes

Our effective income tax rate is 0% for the three and six months ended June 30, 2019 and 2018. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions related to open examination or other Internal Revenue Service ("IRS") issues and determined there were none. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30, 2019 and December 31, 2018 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years 2015 through 2018

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

remain subject to examination by the IRS and the states and territories in which we operate. However, due to our net losses and investment tax credits ("ITCs"), our 2012 to 2014 tax returns are potentially subject to examination adjustments to the extent of those net losses and ITC carryforwards.

(10) Related-Party Transactions

Sunnova Debt.    As of June 30, 2019 and December 31, 2018, certain of our affiliates who have representatives on our board of directors (the "Board") were holders of the senior secured notes, the 2018 Notes and the 2019 Notes. We have classified these related transactions as such in the unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.

Promissory Notes.    In March 2018, we entered into a bonus agreement with an executive officer providing that each year beginning in January 2019, one-fourth of the outstanding loan balance (and related accrued and unpaid interest) under the promissory notes executed by that officer and an entity controlled by that officer, in favor of Sunnova Energy Corporation, in combined aggregate principal amounts totaling $1.7 million (the "Officer Notes"), is to be forgiven provided that officer remains employed through the applicable forgiveness date, such that the full amount of the Officer Notes will be forgiven as of January 2022. In January 2019, one-fourth of the balance of the Officer Notes was forgiven. In June 2019, as additional bonus compensation, the remaining principal and interest in the amount of $1.4 million associated with the Officer Notes was forgiven and Sunnova Energy Corporation agreed to pay the officer a bonus to reimburse the officer for the expected tax liability associated with such forgiveness of $892,000.

(11) Redeemable Noncontrolling Interests

In January 2019, we admitted tax equity investors as the Class A members of Sunnova TEP III, LLC ("TEPIII"), a subsidiary of Sunnova TEP III Manager, LLC which is the Class B member of TEPIII. The Class A members made a total capital commitment of $50.0 million. In June 2019, the Class A member of Sunnova TEP II, LLC increased its commitment from $30.0 million to $45.0 million. The carrying values of the redeemable noncontrolling interests were equal to the redemption values as of June 30, 2019 and December 31, 2018. See Note 15, Subsequent Events.

(12) Equity-Based Compensation

Effective December 2013 and January 2015, we established and adopted two stock option plans (the "Prior Plans") after approval by the Board. The termination date of the first plan is December 2023 and the termination date of the second plan is January 2025 (ten years from the effective dates). The persons eligible to receive options are employees and directors ("director" for the Prior Plans is defined as a member of the Board). Shares issuable upon the exercise of a stock option are shares of the Series B non-voting common stock. The Prior Plans provide the aggregate number of shares of common stock that may be issued pursuant to options shall not exceed 26,032 shares, which was the total number of Series B common stock authorized for issuance by our Board.

Effective March 2016, we established and adopted a new stock option plan (the "2016 Plan") after approval by the Board. No further awards may be made under the Prior Plans. The 2016 Plan allows for the issuance of non-qualified and incentive stock options. The persons eligible to receive options are employees, consultants and independent directors ("independent director" for the 2016 Plan is defined as a member of the Board who is not an employee of the Company or its subsidiaries). Incentive stock options may only be issued to employees of the Company. Shares issuable upon the exercise of a stock option are shares of the Series B non-voting common stock. The 2016 Plan provides the aggregate number of shares of Series B common stock that may be issued pursuant to options shall not exceed 4,288,950 shares.

We recognize the fair value of employee equity-based compensation awards as compensation cost in the financial statements, beginning on the grant date. We base compensation cost on the fair value of the awards the entity expects to vest, recognized over the service period, and adjusted for actual forfeitures that occur before vesting. During the three months ended June 30, 2019 and 2018, we recognized $713,000 and $682,000, respectively, of compensation expense relating to equity-based compensation awards. During the six months ended June 30, 2019 and 2018, we recognized $994,000 and $1.4 million, respectively, of compensation expense relating to equity-based compensation awards.

The Prior Plans and the 2016 Plan will only allow for settlement of stock options by the issuance of shares of Series B common stock and we therefore classify the stock options as equity awards. A third-party appraisal firm is used for valuation purposes as deemed necessary by us. See Note 15, Subsequent Events.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

We used the following assumptions to apply the Black-Scholes option-pricing model to options granted during the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Expected dividend yield	0.00%
Risk-free interest rate	2.62%
Expected term (in years)	7.94
Volatility	81%

The expected volatility was calculated based on the average historical volatilities of publicly traded peer companies determined by us. The risk-free interest rate used was based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield is zero as we do not anticipate paying common stock dividends within the relevant time frame. The expected term has been estimated using the average of the contractual term and weighted average life of the options. The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2018	4,808,390	$15.90	8.09		$129
Granted	94,295	$13.58	9.57	$3.11
Exercised	(2,143)	$1.85			$6
Forfeited	(585,518)	$15.89		$3.49
Outstanding, June 30, 2019	4,315,024	$15.86	7.59		$78
Exercisable, June 30, 2019	2,206,545	$15.86	7.01		$78
Vested and expected to vest, June 30, 2019	4,315,024	$15.86	7.59		$78
Non-vested, June 30, 2019	1,991,065			$3.51

The number of stock options that vested during the three months ended June 30, 2019 and 2018 was 230,101 and 79,126, respectively. The number of stock options that vested during the six months ended June 30, 2019 and 2018 was 744,099 and 576,578, respectively. The grant date fair value of stock options that vested during the three months ended June 30, 2019 and 2018 was $933,000 and $425,000, respectively. The grant date fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $2.5 million and $1.8 million, respectively. As of June 30, 2019, there was $6.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 1.6 years.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(50,738)	$(12,574)	$(89,252)	$(26,784)
Dividends earned on Series A convertible preferred stock	(9,760)	(9,198)	(19,271)	(17,328)
Dividends earned on Series C convertible preferred stock	(2,762)	(1,497)	(5,454)	(1,546)
Deemed dividends on convertible preferred stock exchange	—	—	—	(19,332)
Net loss attributable to common stockholders—basic and diluted	$(63,260)	$(23,269)	$(113,977)	$(64,990)

Net loss per share attributable to common stockholders—basic and diluted	$(7.32)	$(2.69)	$(13.20)	$(7.53)
Weighted average common shares outstanding—basic and diluted	8,636,598	8,634,455	8,636,065	8,634,455

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock option awards	4,323,658	4,322,366	4,396,926	3,883,704
Convertible preferred stock	59,179,925	53,540,302	59,163,392	49,440,509

(14) Commitments and Contingencies

Legal.    We are a party to a number of lawsuits, claims and governmental proceedings which are ordinary, routine matters incidental to our business. In addition, in the ordinary course of business, we periodically have disputes with dealers and customers. We do not expect the outcomes of these matters to have, either individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Performance Guarantee Obligations.    As of June 30, 2019, we recorded $5.0 million relating to our guarantee of certain specified minimum solar energy production output under our leases and Easy Own program, of which we include $3.6 million in other current liabilities and $1.4 million in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2018, we recorded $6.0 million relating to these guarantees, of which $2.6 million is included in other current liabilities and $3.5 million is included in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of June 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,044	$4,173
Accruals for obligations issued	1,535	1,323
Settlements made in cash	(2,582)	(1,009)
Balance at end of period	$4,997	$4,487

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and certain other office equipment under finance leases. The following table presents the detail of lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease expense	$270	$243	$570	$486
Finance lease amortization of right-of-use assets	2	—	4	—
Short-term lease expense	12	9	23	17
Variable lease expense	252	172	463	347
Sublease income	(19)	(23)	(37)	(39)
Total	$517	$401	$1,023	$811

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Right-of-use assets:
Operating leases	$2,775	$2,586
Finance leases	8	—
Total right-of-use assets	$2,783	$2,586

Current lease liabilities:
Operating leases	$938	$871
Finance leases	8	—
Long-term leases liabilities
Operating leases	2,172	2,083
Finance leases	1	—
Total lease liabilities	$3,119	$2,954

Other information related to leases was as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$525	$429
Financing cash flows from finance leases	5	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	680	—
Finance leases	13	—

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2019	2018
Weighted average remaining lease term (years):
Operating leases	3.08	3.85
Finance leases	1.17	—
Weighted average discount rate:
Operating leases	4.58%	4.62%
Finance leases	4.26%	—%

Future minimum lease payments under our non-cancelable leases as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2019	$531	$4
2020	1,068	5
2021	1,095	—
2022	649	—
2023	—	—
2024 and thereafter	—	—
Total	3,343	9
Amount representing interest	(233)	—
Present value of future payments	3,110	9
Current portion of lease liability	(938)	(8)
Long-term portion of lease liability	$2,172	$1

Future minimum lease payments under our non-cancelable leases as of December 31, 2018 were as follows:

Operating Leases
(in thousands)
2019	$989
2020	842
2021	863
2022	512
2023	—
2024 and thereafter	—
Total	3,206
Amount representing interest	(252)
Present value of future payments	2,954
Current portion of lease liability	(871)
Long-term portion of lease liability	$2,083

Letters of Credit.    In connection with various security arrangements for an office lease and merchant banking activities, we have letters of credit outstanding of $725,000 as of June 30, 2019 and December 31, 2018. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash.

Guarantees or Indemnifications.    We enter into contracts that include indemnifications and guarantee provisions. In general, we enter into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include dealer agreements, debt agreements, asset purchases and sales agreements, service agreements and procurement agreements. We are unable to estimate

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

our maximum potential exposure under these agreements until an event triggering payment occurs. We do not expect to make any material payments under these agreements.

Dealer Commitments.    In 2019, we entered into exclusivity agreements with certain key dealers pursuant to which we have agreed to pay an incentive if the dealers originate a certain minimum number of solar energy systems within certain periods. These incentives are recorded in other assets in the consolidated balance sheets and are amortized to general and administrative expense in the statements of operations generally over the term of the customer agreements. Under these agreements, we paid $20.0 million and $22.0 million, respectively, during the three and six months ended June 30, 2019 and could be obligated to pay a maximum of approximately $13.0 million per year beginning in 2020 until 2022.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of June 30, 2019 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2019	$2,400
2020	3,125
2021	2,700
2022	—
2023	—
2024 and thereafter	—
Total	$8,225

(15) Subsequent Events

IPO.    On July 24, 2019, we priced 14,000,000 shares of our common stock at a public offering price of $12.00 per share and on July 25, 2019 our shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares. We received aggregate net proceeds from the IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. We recorded the offering costs in other assets in our consolidated balance sheets until closing, at which time the costs were reclassified to additional paid-in capital—common stock.

Convertible Preferred Stock.    In connection with our IPO in July 2019, we converted 108,138,971 shares of our Series A convertible preferred stock and 32,958,645 shares of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock.

Series B Common Stock.    In connection with our IPO in July 2019, we converted 23,870 shares of our non-voting Series B common stock, which represented all the outstanding shares of our Series B common stock, into 23,870 shares of our voting Series A common stock.

Series A Common Stock.    In connection with our IPO in July 2019, our Series A common stock was redesignated as common stock.

Sunnova Energy Corporation Senior Secured Notes.    In connection with our IPO in July 2019, we exercised our right to redeem all the senior secured notes for an aggregate principal plus unpaid cash and paid-in-kind interest amount of $57.1 million for cash.

Sunnova Energy Corporation Convertible Notes.    In connection with our IPO in July 2019, holders of the 2018 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock.

NOTES TO SUNNOVA ENERGY COPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Merger.    In connection with our IPO in July 2019, we implemented an internal reorganization that resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation. SEI's wholly owned subsidiary merged into Sunnova Energy Corporation with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the merger, by virtue of the merger and without any action on the part of the holder thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as the corresponding share of Sunnova Energy Corporation stock being converted with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the merger, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the merger became a stockholder of SEI.

Reverse Stock Split.    In connection with our IPO in July 2019, we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 and subsequent to the date of these interim financial statements. All current and past period amounts stated herein have given effect to the reverse stock split.

Stock Options.    In connection with our IPO in July 2019, approximately 50% of the non-vested stock options outstanding at that time, or 995,517 stock options, became exercisable and the vesting terms for all remaining stock options were amended so all stock options will be fully vested on the first anniversary of the closing date of the IPO. We recorded an additional $3.2 million of expense in July 2019 related to the accelerated vesting periods.

Restricted Stock Units.    In connection with our IPO in July 2019, our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. During July and August 2019, we granted 1,377,317 restricted stock units to certain employees with a grant date fair value of $16.5 million, which will be recognized over the applicable vesting period of each award (either one year, three years or seven years).

Redeemable Noncontrolling Interests.    In August 2019, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-A, LLC ("TEPIVA") a subsidiary of Sunnova TEP IV-A Manager, LLC, which is the Class B member of TEPIVA. The Class A member made a total capital commitment of $75.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to (i) Sunnova Energy Corporation and its consolidated subsidiaries, our predecessor for accounting purposes, when used in a historical context (periods prior to July 29, 2019, the closing date of the initial public offering ("IPO")) and (ii) Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries when used in the present tense or prospectively (on or after July 29, 2019, the closing date of the IPO).

Company Overview

We are a leading residential solar and energy storage service provider, serving more than 67,000 customers in more than 20 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers’ solar energy and energy storage systems on our behalf. Our unique focus on our dealer model enables us to leverage our dealers’ specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices and technical oversight and expertise. We believe this structure provides operational flexibility and lower fixed costs relative to our peers, furthering our competitive advantage.

The services we provide are integral to our customers’ value proposition. These include operations and maintenance, monitoring, repairs and replacements, equipment upgrades, onsite power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics.

We offer customers products to power their homes with affordable solar energy. We are able to offer savings to our solar-only customers compared to utility-based retail rates with little to no up-front expense to the customer, and we are able to provide energy resiliency and reliability to our solar plus energy storage customers. Our solar service agreements take the form of a lease, power purchase agreement ("PPA") or loan. The initial term of our solar service agreements is typically 25 years, or in the case of standalone energy storage services, 10 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, onsite power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and battery, as appropriate, and diagnostics. During the life of the contract we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers’ energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. Since inception, we have raised more than $4.0 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through unaffiliated third parties. Under these arrangements, we agree to provide such monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 485 megawatts of generation capacity and serving more than 67,000 customers.

Recent Developments

On July 24, 2019, we priced 14,000,000 shares of our common stock at a public offering price of $12.00 per share and on July 25, 2019 our shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares. We received aggregate net proceeds from the IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million.

In connection with our IPO in July 2019, we completed a series of recapitalization transactions as follows:

•
we converted 108,138,971 shares of our Series A convertible preferred stock and 32,958,645 shares of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock;

•	we converted 23,870 shares of our non-voting Series B common stock, which represented all the outstanding shares of our Series B common stock, into 23,870 shares of our voting Series A common stock.

•	our Series A common stock was redesignated as common stock;

•	we exercised our right to redeem all the senior secured notes for an aggregate principal plus unpaid cash and paid-in-kind interest amount of $57.1 million for cash;

•
holders of the 2018 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock;

•
we implemented an internal reorganization which resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation. SEI's wholly owned subsidiary merged into Sunnova Energy Corporation with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the merger, by virtue of the merger and without any action on the part of the holder thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as the corresponding share of Sunnova Energy Corporation stock being converted with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the merger, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the merger became a stockholder of SEI;

•
we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 and subsequent to the date of these interim financial statements. All current and past period amounts stated herein have given effect to the reverse stock split;

•
approximately 50% of the non-vested stock options outstanding at that time, or 995,517 stock options, became exercisable and the vesting terms for all remaining stock options were amended so all stock options will be fully vested on the first anniversary of the closing date of the IPO. We recorded an additional $3.2 million of expense in July 2019 related to the accelerated vesting periods; and

•
our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of the Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares.

During July and August 2019, we granted 1,377,317 restricted stock units to certain employees with a grant date fair value of $16.5 million, which will be recognized over the applicable vesting period of each award (either one year, three years or seven years).

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems and related solar service agreements into special purpose entities who issue solar asset-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. We do not securitize the investment tax credit ("ITC", as defined under Section 48(a) of the Internal Revenue Code of 1986, as amended) incentives associated with the solar energy systems as part of these arrangements. We use the cash flows these solar energy systems generate to service the quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for inverter replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the lenders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. Since inception, we have issued $824.7 million in solar asset-backed notes as of June 30, 2019.

Tax Equity Funds

Our ability to offer long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems by co-investing with tax equity investors such as large banks who value the resulting customer receivables and Section 48(a) ITCs, accelerated tax depreciation and other incentives related to the solar energy systems primarily through structured investments known as "tax equity". Tax equity investments are generally structured as non-recourse project financings known as "tax equity funds". In the context of distributed generation solar energy, tax equity investors make an upfront advance payment to a sponsor through a tax equity fund in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems. In these tax equity funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors’ other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional tax equity funds.

In general, our tax equity funds are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements and solar energy systems developed by us and sells energy from such systems to customers or directly leases the solar energy systems to customers. We assign these solar service agreements, solar energy systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC, we have a recent appraisal from an independent appraiser establishing the fair market value of the system and the property is in an approved state or territory. All the capital contributed by our tax equity investors into the tax equity funds is, depending on the tax equity fund structure, either paid to us to acquire solar energy systems or distributed to us following our contribution of solar energy systems to the tax equity fund. Some tax equity investors have additional criteria that are specific to those tax equity funds. Once received by us, these proceeds are generally used for working capital or capital expenditures to develop and deliver solar energy systems. Each tax equity investor receives a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to a date certain based on the expiration of the Section 48(a) ITC recapture period for the last project to be placed in service, the tax equity investor receives substantially all of the non-cash value attributable to the systems, which includes accelerated depreciation and Section 48(a) ITCs, and a scheduled cash distribution; however, we receive a majority of the cash distributions, which are typically paid quarterly. After such date, we receive substantially all of the cash. Under the partnership flip structure, in part owing to the allocation of depreciation benefits to the investor, the investor’s pre-tax return is much lower than the investor’s after-tax return.

We have determined we are the primary beneficiary in these partnership flip structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the tax equity investors’ share of the net assets of the tax equity funds as redeemable noncontrolling interests in our consolidated balance sheets. These income or loss allocations, reflected in our consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net loss to net income, or vice versa, from quarter to quarter.

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds approximately six years after the last solar energy system in each tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor’s equity interest. Following such exercise, we would receive 100% of the customer payments for the remainder of the term of the solar service agreements.

Since inception, we have received commitments of $249.5 million as of June 30, 2019 through the use of tax equity funds, of which an aggregate of $201.5 million has been funded. In May 2019 and June 2019, we received non-binding indications of interest for up to $150.0 million and $185.7 million, respectively, of additional tax equity funds from third parties. In August 2019, we closed on a new tax equity facility with a total capital commitment of $75.0 million.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance and liquidity, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include each customer that is party to an in-service solar service agreement. For our leases, PPAs and loan agreements, in-service means the related solar energy system and, if applicable, energy storage system, must have met all the requirements to begin operation and be interconnected to the electrical grid. For our Sunnova Protect services, in-service means the customer’s system must have met the requirements to have the service activated. We do not include in our number of customers any customer under a lease, PPA or loan agreement for whom we have terminated the contract and removed the solar energy system. We also do not include in our number of customers any customer of our Sunnova Protect services that has been in default under his or her solar service agreement in excess of six months. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of June 30, 2019	As of December 31, 2018	Change
Number of customers	67,600	60,300	7,300

Weighted Average Number of Customers. We calculate the weighted average number of customers based on the number of months a given customer is in-service during a given measurement period. The weighted average customer count reflects the number of customers at the beginning of a period, plus the total number of new customers added in the period adjusted by a factor that accounts for the partial period nature of those new customers. For purposes of this calculation, we assume all new customers added during a month were added in the middle of that month. We track the weighted average customer count in order to accurately reflect the contribution of the appropriate number of customers to key financial metrics over the measurement period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of customers (excluding loan agreements)	58,100	48,100	56,700	46,500
Weighted average number of customers with loan agreements	7,700	3,700	7,200	3,300
Weighted average number of customers	65,800	51,800	63,900	49,800

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, disaster losses and related charges, net, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of the IPO and other non-cash items such as asset retirement obligation ("ARO") accretion expense and non-cash compensation expense.

Adjusted EBITDA is a financial measure we use as a performance measure. We believe investors and securities analysts also use Adjusted EBITDA in evaluating our operating performance. This measurement is not recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed to suggest our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of Adjusted EBITDA is not necessarily comparable to Adjusted EBITDA as calculated by other companies.

We believe Adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. These adjustments are intended to exclude items that are not indicative of the ongoing operating performance of the business. Adjusted EBITDA is also used by our management for internal planning purposes, including our consolidated operating budget, and by our board of directors in setting performance-based compensation targets. Adjusted EBITDA should not be considered an alternative to but viewed in conjunction with GAAP results, as we believe it provides a more complete understanding of ongoing business performance and trends than GAAP measures alone. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

We use per customer metrics, including Adjusted Operating Expense per weighted average customer (as described below), as an additional way to evaluate our performance. Specifically, we consider the change in these metrics from period to period as a way to evaluate our performance in the context of changes we experience in the overall customer base. While the Adjusted Operating Expense figure provides a valuable indicator of our overall performance, evaluating this metric on a per unit basis allows for further nuanced understanding by management, investors and analysts of the financial impact of each additional customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(49,807)	$(9,224)	$(85,303)	$(22,660)
Interest expense, net	37,310	10,724	68,971	15,707
Interest expense, net—affiliates	1,575	2,354	3,397	4,847
Interest income	(2,967)	(1,418)	(5,461)	(2,610)
Depreciation expense	11,627	9,386	22,639	18,350
Amortization expense	7	34	12	67
EBITDA	(2,255)	11,856	4,255	13,701
Non-cash compensation expense (1)	1,884	824	2,271	1,550
ARO accretion expense	327	402	640	613
Financing deal costs	849	(182)	968	1,341
Disaster losses and related charges, net	—	296	—	612
IPO costs	1,307	1	2,046	1
Loss on extinguishment of long-term debt, net—affiliates	10,645	—	10,645	—
Unrealized loss on fair value option instruments	534	—	534	—
Legal settlements	293	—	293	—
Adjusted EBITDA	$13,584	$13,197	$21,652	$17,818

(1)
Amount includes non-cash effect of equity-based compensation plans of $0.7 million for the three months ended June 30, 2019 and 2018 and $1.0 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $1.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Interest Income and Principal Payments from Customer Notes Receivable. Under our loan agreements, the customer obtains financing for the purchase of a solar energy system from us, and we agree to operate and maintain the solar energy system throughout the duration of the agreement. Pursuant to the terms of the loan agreement, the customer makes scheduled principal and interest payments to us and has the option to prepay principal at any time in part or in full. Whereas we typically recognize payments from customers under our leases and PPAs as revenue, we recognize payments received from customers under our loan agreements (i) as revenue, to the extent attributable to payments for operations and maintenance services provided by us; (ii) as interest income, to the extent attributable to earned interest on the contract that financed the customer’s purchase of the solar energy system; and (iii) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer’s purchase of the solar energy system.

While Adjusted EBITDA effectively captures the operating performance of our leases and PPAs, it only reflects the service portion of the operating performance under our loan agreements. We do not consider our types of solar service agreements differently when evaluating our operating performance. In order to present a measure of operating performance that provides comparability without regard to the different accounting treatment among our three types of solar service agreements, we consider interest income from customer notes receivable and principal proceeds from customer notes receivable, net of related Easy Own revenue as key performance metrics. We believe these two metrics together provides a more meaningful and more uniform method of analyzing our operating performance when viewed in light of our other key performance metrics across the three primary types of solar service agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income from customer notes receivable	$2,692	$1,355	$5,020	$2,488
Principal proceeds from customer notes receivable, net of related Easy Own revenue	$5,224	$2,031	$8,653	$3,380

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable and distributions to redeemable noncontrolling interests less payments to dealers for exclusivity and other bonus arrangements and inventory purchases. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(55,694)	$(20,561)
Principal proceeds from customer notes receivable	9,336	3,768
Distributions to redeemable noncontrolling interests	(5,143)	(789)
Payments to dealers for exclusivity and other bonus arrangements	22,000	—
Inventory purchases	9,517	5,360
Adjusted Operating Cash Flow	$(19,984)	$(12,222)

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, non-cash compensation expense, ARO accretion expense, financing deal costs, disaster losses and related charges, net, IPO costs and legal settlements. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

We use Adjusted Operating Expense per weighted average customer as an additional way to evaluate our performance. Specifically, we consider the change in this metric from period to period as a way to evaluate our performance in the context of changes we experience in the overall customer base. While the Adjusted Operating Expense figure provides a valuable indicator of our overall performance, evaluating this metric on a per customer basis allows for a better understanding by us, investors and analysts of the financial impact of each additional customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per customer data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$37,322	$26,528	$68,544	$53,464
Depreciation expense	(11,627)	(9,386)	(22,639)	(18,350)
Amortization expense	(7)	(34)	(12)	(67)
Non-cash compensation expense	(1,884)	(824)	(2,271)	(1,550)
ARO accretion expense	(327)	(402)	(640)	(613)
Financing deal costs	(849)	182	(968)	(1,341)
Disaster losses and related charges, net	—	(296)	—	(612)
IPO costs	(1,307)	(1)	(2,046)	(1)
Legal settlements	(293)	—	(293)	—
Adjusted Operating Expense	$21,028	$15,767	$39,675	$30,930
Adjusted Operating Expense per weighted average customer	$320	$304	$621	$621

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates ("SREC"), either under existing contracts or in future sales, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%.

The anticipated operating, maintenance and administrative expenses included in the calculation of estimated gross contracted customer value include, among other things, expenses related to accounting, reporting, audit, insurance, maintenance and repairs. In the aggregate, we estimate these expenses are $20 per kilowatt per year initially, with 2% annual increases for inflation. We do not include maintenance and repair costs for inverters and similar equipment as those are largely covered by the applicable product and dealer warranties for the life of the product, but we do include additional cost for energy storage systems, which are only covered by a 10-year warranty. Expected distributions to tax equity investors vary among the different tax equity funds and are based on individual tax equity fund contract provisions.

The following table presents the calculation of estimated gross contracted customer value as of June 30, 2019 and December 31, 2018, calculated using a 6% discount rate.

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Estimated gross contracted customer value	$1,652	$1,476

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs which may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 6% to be appropriate based on industry practice and recent transactions that demonstrate a portfolio of residential solar service agreements is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 6%. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of June 30, 2019
	Discount rate
Cumulative customer loss rate	4%	6%	8%
	(in millions)
5%	$1,887	$1,626	$1,427
0%	$1,920	$1,652	$1,447

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Item 1A, Risk Factors" for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as asset-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception to June 30, 2019, we have raised over $4.0 billion in indebtedness, tax equity funds and preferred equity. With respect to tax equity, there are a limited number of potential tax equity investors and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the ITC. The amount for the ITC is equal to 30% of the value of eligible solar property. By statute, the ITC percentage is scheduled to decrease to 26% on January 1, 2020, 22% on January 1, 2021 and 10% on January 1, 2022. This reduction in the ITC will likely reduce our ability to use tax equity financing in the future. Our ability to raise capital from third-party investors is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

Cost of Solar Energy Systems. Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties and an increase in demand. As a result of these developments, we will likely pay higher prices on imported solar modules, which may make it less economical for us to serve certain markets.

Energy Storage Systems. Our energy storage systems increase our customers’ independence from the centralized utility and provide on-site backup power when there is a grid outage due to storms, wildfires, other natural disasters and general power failures caused by supply or transmission issues. In addition, at times it can be more economic to consume less energy from the grid or, alternatively, to export solar energy back to the grid. Recent technological advancements for energy storage systems allow the system to adapt to pricing and utility rate shifts by controlling the inflows and outflows of power, allowing customers to increase the value of their solar plus storage system. The energy storage system charges during the day, making the energy it stores available to the home when needed. It also features software that can customize power usage for the individual customer, providing backup power, optimizing solar energy consumption versus grid consumption or preventing export to the grid as appropriate. The software is tailored based on utility regulation, economic indicators and grid conditions. The combination of energy control, increased energy resilience and independence from the grid is strong incentive for customers to adopt solar and energy storage. As energy storage systems and their related software features become more advanced, we expect to see increased adoption of energy storage systems.

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the Modified Accelerated Cost Recovery System, SRECs, tax abatements, rebate and renewable target incentive programs and tax credits, particularly the federal tax credits. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

Components of Results of Operations

Revenue. We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kWh in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate.

PPAs. We have determined solar service agreements under which customers purchase electricity from us should be accounted for as revenue from contracts with customers. We recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the contracts. The PPAs generally have a term of 25 years with an opportunity for customers to renew for up to an additional 10 years, via two 5-year renewal options.

Lease Agreements. We are the lessor under lease agreements for solar energy systems and energy storage systems, which we account for as revenue from contracts with customers. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. The lease agreements generally have a term of 25 years with an opportunity for customers to renew for up to an additional 10 years, via two 5-year renewal options.

We provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output. The specified minimum solar energy production output may not be achieved due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of guaranteed output based on a number of different factors, including (a) the specific site information relating to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the system and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system. While actual irradiance levels can significantly change year over year due to natural fluctuations in the weather, we expect the levels to average out over the term of a 25-year lease and to approximate the levels used in determining the amount of the performance guarantee.

If the solar energy system does not produce the guaranteed production amount, we may be required to provide a bill credit or refund a portion of the previously remitted customer payments, where the bill credit or repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These bill credits or remittances of a customer’s payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 14, Commitments and Contingencies, to our interim unaudited condensed consolidated financial statements ("interim financial statements") included elsewhere in this Quarterly Report on Form 10-Q.

Loan Agreements. We recognize payments received from customers under the loan agreements (a) as revenue, to the extent attributable to payments for operations and maintenance services provided by us, which are recognized on a straight-line basis over the term of the contract; (b) as interest income, to the extent attributable to earned interest on the contract; and (c) as a reduction of a note receivable included in current and long-term assets, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract. Similar to our lease agreements, we have provided customers under our loan agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output.

Solar Renewable Energy Certificates. Each SREC represents one MWh (1,000 kWh) generated by a solar energy system. We measure and issue SRECs to the owner of the solar energy system based on meter readings of actual production. We sell SRECs to utilities in order to meet renewable portfolio standards and can do so with or without the actual electricity associated with the renewable-based generation source. We account for SRECs generated from solar energy systems owned by us, as opposed to those owned by our customers, as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for our SRECs was $0 as of June 30, 2019 and December 31, 2018. We enter into economic hedges with major financial institutions related to expected production of SRECs through forward contracts to partially mitigate the risk of decreases in SREC market rates. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue upon the transfer of the SRECs to the counterparty. The costs related to the sales of SRECs are limited to fees for brokered transactions. Accordingly, the sale of SRECs in a period favorably impacts our operating results for that period.

Cost of Revenue—Depreciation. Cost of revenue—depreciation represents depreciation on solar energy systems under lease agreements and PPAs that have been placed in service.

Cost of Revenue—Other. Cost of revenue—other represents other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, and costs for filing under the Uniform Commercial Code to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

Operations and Maintenance Expense. Operations and maintenance expense represents costs for maintaining and servicing the solar energy systems, property insurance and property taxes. In addition, operations and maintenance expense includes impairments due to disaster losses, losses on disposals and other impairments net of insurance proceeds recovered under our business interruption and property damage insurance coverage for disasters, such as Hurricane Maria, which occurred in Puerto Rico in September 2017 and for which we incurred charges through the fourth quarter of 2018.

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance, training, information technology and software services, marketing and communications, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative expense, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative expense, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal computer software projects, to the extent of the time spent directly on the application and development stage of such software project.

Interest Expense, Net. Interest expense, net represents interest, net of capitalized interest, on our borrowings under our various debt facilities and amortization of debt discounts and deferred financing costs.

Interest Expense, Net—Affiliates. Interest expense, net—affiliates represents interest expense on our debt facilities, including the amortization of the debt discounts, held by our affiliates.

Interest Income. Interest income represents interest income from the notes receivable under our loan program and income on short term investments with financial institutions.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates. Loss on extinguishment of long-term debt, net—affiliates resulted from the GAAP treatment of the amendment to the senior secured notes in April 2019 and represents the difference between the net carrying value of the senior secured notes prior to the amendment and the fair value of the notes after the amendment as discussed in Note 7, Long-Term Debt, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Income) Expense. Other (income) expense primarily represents changes in the fair value of the senior secured notes.

Income Tax Provision. We account for income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as we have incurred losses to date.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents third-party interests in the net assets of certain consolidated subsidiaries.

Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$34,612	$28,963	$5,649

Operating expense:
Cost of revenue—depreciation	10,225	8,274	1,951
Cost of revenue—other	1,076	448	628
Operations and maintenance	2,289	2,251	38
General and administrative	23,794	15,578	8,216
Other operating income	(62)	(23)	(39)
Total operating expense, net	37,322	26,528	10,794

Operating income (loss)	(2,710)	2,435	(5,145)

Interest expense, net	37,310	10,724	26,586
Interest expense, net—affiliates	1,575	2,354	(779)
Interest income	(2,967)	(1,418)	(1,549)
Loss on extinguishment of long-term debt, net—affiliates	10,645	—	10,645
Other (income) expense	534	(1)	535
Loss before income tax	(49,807)	(9,224)	(40,583)

Income tax	—	—	—
Net loss	(49,807)	(9,224)	(40,583)
Net income attributable to redeemable noncontrolling interests	931	3,350	(2,419)
Net loss attributable to stockholders	$(50,738)	$(12,574)	$(38,164)

Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue under PPAs	$13,954	$11,459	$2,495
Revenue under leases	9,620	8,144	1,476
Solar renewable energy certificate revenue	9,716	8,898	818
Loan agreement revenue	363	224	139
Other revenue	959	238	721
Total	$34,612	$28,963	$5,649

Revenue increased by $5.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of an increased number of systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 48,100 for the three months ended June 30, 2018 to approximately 58,100 for the three months ended June 30, 2019. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $412 per customer for the three months ended June 30, 2018 to $422 per customer for the same period in 2019 (2% increase). The quarter over quarter difference in revenue per customer was affected by (a) the market mix of portfolio and relative yields in those markets, (b) weather variability and (c) the impact of Hurricane Maria on Puerto Rico revenues (for which billing was largely curtailed for approximately two months beginning in September 2017 and then gradually increased over time until billing was materially resumed by August 2018) which are relatively higher per customer. SREC revenue increased by $0.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily as a result of an increase in the number of solar energy systems being placed in service, which resulted in additional SREC production. Including loan and SREC revenue, on a weighted average number of customers basis, revenues decreased from $559 per customer for the three months ended June 30, 2018 to $528 per customer for the same period in 2019 (6% decrease). The fluctuations in SREC revenue from period to period are affected by the total number of systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs.

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—depreciation	$10,225	$8,274	$1,951

Cost of revenue—depreciation increased by $2.0 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 48,100 for the three months ended June 30, 2018 to approximately 58,100 for the three months ended June 30, 2019. On a weighted average number of customers basis, cost of revenue—depreciation remained relatively flat at $172 per customer for the three months ended June 30, 2018 compared to $176 per customer for the same period in 2019.

Cost of Revenue—Other

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—other	$1,076	$448	$628

Cost of revenue—other increased by $0.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by increases in costs related to energy storage systems of $0.4 million as a result of the introduction of energy storage systems as a new product offering in late 2018.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operations and maintenance	$2,289	$2,251	$38

Operations and maintenance expense was relatively flat for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Operations and maintenance expense per customer, excluding net disaster losses, decreased to $39 per customer for the three months ended June 30, 2019 compared to $57 per customer for the three months ended June 30, 2018 as a result of operational efficiencies.

General and Administrative Expense

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
General and administrative	$23,794	$15,578	$8,216

General and administrative expense increased by $8.2 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increases in payroll and employee related expenses of $2.2 million due to the hiring of personnel to support growth, consultants, contractors and professional fees of $1.3 million, IPO costs of $1.3 million, financing deal costs of $1.0 million and legal and settlement expenses of $0.6 million.

Interest Expense, Net

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense, net	$37,310	$10,724	$26,586

Interest expense, net increased by $26.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by increases in unrealized loss on interest rate swaps of $14.9 million, realized loss on interest rate swaps of $8.6 million and interest expense of $2.9 million due to an increase in the principal debt balance after entering into new financing arrangements.

Interest Expense, Net—Affiliates

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense, net—affiliates	$1,575	$2,354	$(779)

Interest expense, net—affiliates decreased by $0.8 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a decrease in interest expense due to a decrease in the principal debt balance between the periods.

Interest Income

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest income	$2,967	$1,418	$1,549

Interest income increased by $1.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by the increase in the weighted average number of customers with loan agreements from approximately 3,700 for the three months ended June 30, 2018 to approximately 7,700 for the three months ended June 30, 2019. On a weighted average number of customers basis, loan interest income decreased from $366 per customer for the three months ended June 30, 2018 to $349 per customer for the three months ended June 30, 2019 (5% decrease) due to the fact that interest for the first 18 months on systems placed in service starting in July 2017 are based on 70% of the total amount financed under the loan, as the other 30% is interest free prior to the due date of the 30% prepayment typically due on the 18th month; while interest on systems placed in service in prior periods was based on the entire financed amount.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates increased by $10.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax

We do not have income tax expense due to a full valuation allowance recorded for the three months ended June 30, 2019 and 2018. See "—Components of Results of Operations—Income Tax Provision".

Net Income Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests decreased by $2.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a decrease in the accretion of the redemption value of $3.1 million, partially offset by an increase in income attributable to redeemable noncontrolling interests of $0.7 million, both due to tax equity funds added in 2018 and 2019.

Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$61,327	$48,747	$12,580

Operating expense:
Cost of revenue—depreciation	19,878	16,119	3,759
Cost of revenue—other	1,728	860	868
Operations and maintenance	4,543	4,591	(48)
General and administrative	42,475	31,933	10,542
Other operating income	(80)	(39)	(41)
Total operating expense, net	68,544	53,464	15,080

Operating loss	(7,217)	(4,717)	(2,500)

Interest expense, net	68,971	15,707	53,264
Interest expense, net—affiliates	3,397	4,847	(1,450)
Interest income	(5,461)	(2,610)	(2,851)
Loss on extinguishment of long-term debt, net—affiliates	10,645	—	10,645
Other (income) expense	534	(1)	535
Loss before income tax	(85,303)	(22,660)	(62,643)

Income tax	—	—	—
Net loss	(85,303)	(22,660)	(62,643)
Net income attributable to redeemable noncontrolling interests	3,949	4,124	(175)
Net loss attributable to stockholders	$(89,252)	$(26,784)	$(62,468)

Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue under PPAs	$23,566	$18,747	$4,819
Revenue under leases	19,258	15,381	3,877
Solar renewable energy certificate revenue	16,308	13,862	2,446
Loan agreement revenue	734	402	332
Other revenue	1,461	355	1,106
Total	$61,327	$48,747	$12,580

Revenue increased by $12.6 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of an increased number of systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 46,500 for the six months ended June 30, 2018 to approximately 56,700 for the six months ended June 30, 2019. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $742 per customer for the six months ended June 30, 2018 to $781 per customer for the same period in 2019 (5% increase). The year over year difference in revenue per customer was affected by (a) the market mix of portfolio and relative yields in those markets, (b) weather variability and (c) the impact of Hurricane Maria on Puerto Rico revenues (for which billing was largely curtailed for approximately two months beginning in September 2017 and then gradually increased over time until billing was materially resumed by August 2018) which are relatively higher per customer. SREC revenue increased by $2.4 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of an increase in the number of solar energy systems being placed in service, which resulted in additional SREC production. Including loan and SREC revenue, on a weighted average number of customers basis, revenues decreased from $979 per customer for the six months ended June 30, 2018 to $963 per customer for the same period in 2019 (2% decrease). The fluctuations in SREC revenue from period to period are affected by the total number of systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs.

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—depreciation	$19,878	$16,119	$3,759

Cost of revenue—depreciation increased by $3.8 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 46,500 for the six months ended June 30, 2018 to approximately 56,700 for the six months ended June 30, 2019. On a weighted average number of customers basis, cost of revenue—depreciation remained relatively flat at $347 per customer for the six months ended June 30, 2018 compared to $351 per customer for the same period in 2019.

Cost of Revenue—Other

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—other	$1,728	$860	$868

Cost of revenue—other increased by $0.9 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily driven by increases in costs related to energy storage systems of $0.6 million as a result of the introduction of energy storage systems as a new product offering in late 2018.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Operations and maintenance	$4,543	$4,591	$(48)

Operations and maintenance expense was relatively flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Operations and maintenance expense per customer, excluding net disaster losses, decreased to $80 per customer for the six months ended June 30, 2019 compared to $105 per customer for the six months ended June 30, 2018 as a result of operational efficiencies.

General and Administrative Expense

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
General and administrative	$42,475	$31,933	$10,542

General and administrative expense increased by $10.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increases in payroll and employee related expenses of $2.8 million due to the hiring of personnel to support growth, consultants, contractors and professional fees of $2.2 million, IPO costs of $2.0 million, legal and settlement expenses of $0.6 million, marketing and communications expenses of $0.6 million, depreciation expense not related to solar energy systems of $0.5 million, travel and related business expenses of $0.5 million and bad debt expense of $0.4 million.

Interest Expense, Net

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense, net	$68,971	$15,707	$53,264

Interest expense, net increased by $53.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily driven by increases in unrealized loss on interest rate swaps of $31.1 million, realized loss on interest rate swaps of $12.6 million, interest expense of $5.5 million due to an increase in the principal debt balance after entering into new financing arrangements and amortization of deferred financing costs of $3.4 million due to accelerated amortization from early pay-offs and retirement of debt in March 2019.

Interest Expense, Net—Affiliates

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest expense, net—affiliates	$3,397	$4,847	$(1,450)

Interest expense, net—affiliates decreased by $1.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in interest expense due to a decrease in the principal debt balance between the periods.

Interest Income

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Interest income	$5,461	$2,610	$2,851

Interest income increased by $2.9 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily driven by the increase in the weighted average number of customers with loan agreements from approximately 3,300 for the six months ended June 30, 2018 to approximately 7,200 for the six months ended June 30, 2019. On a weighted average number of customers basis, loan interest income decreased from $754 per customer for the six months ended June 30, 2018 to $697 per customer for the six months ended June 30, 2019 (8% decrease) due to the fact that interest for the first 18 months on systems placed in service starting in July 2017 are based on 70% of the total amount financed under the loan, as the other 30% is interest free prior to the due date of the 30% prepayment typically due on the 18th month; while interest on systems placed in service in prior periods was based on the entire financed amount.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates increased by $10.6 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax

We do not have income tax expense due to a full valuation allowance recorded for the six months ended June 30, 2019 and

2018. See "—Components of Results of Operations—Income Tax Provision".

Net Income Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests decreased by $0.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a decrease in the accretion of the redemption value of $1.7 million due to tax equity funds added in 2018, partially offset by an increase in income attributable to redeemable noncontrolling interests of $1.5 million due to tax equity funds added in 2018 and 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had total cash of $99.5 million, of which $58.8 million was unrestricted. On July 24, 2019, we priced 14,000,000 shares of our common stock at a public offering price of $12.00 per share and on July 25, 2019 our shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares. We received aggregate net proceeds from the IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. We used a portion of the net proceeds from the IPO to redeem our senior convertible notes due March 2021, of which $45.4 million aggregate principal amount was outstanding as of June 30, 2019. The aggregate redemption price for all our senior convertible notes was approximately $57.1 million, which includes a premium of $11.4 million plus a cash payment equal to accrued and unpaid cash interest and pay-in-kind interest to the date of redemption. We plan to use the remaining net proceeds from the IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed securitizations, and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital from new and existing tax equity investors, additional borrowings and other potential financing vehicles.

We expect the solar energy systems that are in service to generate a positive return rate over the customer agreement, typically 25 years. Typically, once residential solar energy systems commence operations, they do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. We believe we will have sufficient cash, investment fund commitments and securitization commitments described below and cash flows from operations to meet our working capital, debt service obligations, contingencies and anticipated required capital expenditures, including customer acquisitions, for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers’ solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.

Financing Arrangements

The following is an update to the description of our various financing arrangements.

Tax Equity Fund Commitments

As of June 30, 2019, we had undrawn committed capital of approximately $39.1 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on the attractiveness of establishing new tax equity funds, including the availability and size of Section 48(a) ITCs, and on the investor demand for such funding. In May 2019 and June 2019, we received non-binding indications of interest for up to $150.0 million and $185.7 million, respectively, of additional tax equity funds from third parties. In August 2019, we closed on a new tax equity facility with a total capital commitment of $75.0 million.

TEPIIH Financing

In August 2018, one of our subsidiaries entered into a credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended and restated in March 2019. Under the credit facility, the subsidiary may borrow up to an initial $150.0 million with a maximum commitment amount of $250.0 million based on the aggregate value of solar assets owned by the borrower’s subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. As of June 30, 2019, we had no unused borrowing capacity under the credit facility.

Warehouse Securitization Financings

In April 2017, one of our subsidiaries entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended and restated in March 2019. Under the amended credit facility, the subsidiary may borrow up to $200.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. As of June 30, 2019, we had $156.3 million of borrowing capacity under the credit facility.

In April 2016, one of our subsidiaries entered into a secured revolving credit facility with Goldman Sachs Bank USA. Under the credit facility, the subsidiary may borrow up to $175.0 million based on the aggregate discounted present value of remaining payments owed to the borrower in respect of its solar energy systems, with an availability period that expired in April 2019. In June 2019, we fully repaid the aggregate outstanding principal amount and terminated the credit facility.

In July 2014, one of our subsidiaries entered into a collateral-based financing agreement with Texas Capital Bank, N.A., as administrative agent, and the lenders party thereto. As of June 30, 2019, there was no unused borrowing capacity available under the debt agreement. The credit facility requires payments of excess cash flows to reduce the outstanding principal balance of the loan beginning in June 2019, which would reduce our liquidity. Outstanding advances under the credit facility bear interest at an annual rate of either adjusted LIBOR plus 3.00% or a base rate plus 2.00%. The credit facility has a maturity date occurring in January 2021. In April 2019, we contributed approximately $0.1 million to our subsidiary as an equity cure of an event of default under the credit facility caused by a failure of the subsidiary to comply with a debt covenant regarding the ratio of consolidated EBITDA to debt service for the four quarters ending on March 31, 2019. We are only permitted to exercise our equity cure right for the credit facility three times over the course of the credit facility and once in any rolling four-quarter period and there is a risk we may not be in compliance with this covenant in future quarters. In June 2019, we amended the credit facility to, among other things, (i) extend the maturity date to January 2021, (ii) decrease the applicable margin for LIBOR loans to 2.50% and (iii) change the debt covenant regarding the ratio of consolidated EBITDA to debt service to be calculated based on collections from customers and other cash receipts and disbursements (instead of consolidated EBITDA). In connection with this amendment we repaid $5.0 million of outstanding borrowings under this facility.

Rule 144A Securitization Financing

In June 2019, one of our subsidiaries issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar asset-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar asset-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar asset-backed notes with a maturity date of June 2046. The notes bear interest at an annual rate of 3.75%, 4.49% and 5.32% for the Class A, Class B and Class C notes, respectively.

Private Placement Securitization Financing

We have access to additional debt issuance capacity through a privately-placed asset-backed securitization. In March 2019, one of our subsidiaries entered into a note purchase agreement pursuant to which certain institutional investors committed to purchase up to $358.0 million principal amount of notes ("RAYS notes") in one or more asset-backed securitization private placements. In March 2019, our subsidiary, the RAYS notes issuer, issued an aggregate $133.1 million principal amount of RAYS notes pursuant to this note purchase agreement. In June 2019, the RAYS notes issuer issued an aggregate $6.4 million in principal amount of RAYS notes pursuant to a supplemental note purchase agreement. The remaining commitments to purchase RAYS notes expire in March 2020 and are subject to a variety of closing conditions set forth in the related purchase agreement and indenture, including a collateral test. We may elect to add assets to the securitized pool, subject to certain requirements.

The RAYS notes issuer owns a pool of solar energy systems and related lease agreements and PPAs and ancillary rights and agreements both directly and through its interests in the managing member of one of our existing tax equity funds. The managing member of the tax equity fund guarantees the RAYS notes issuer’s obligations under the RAYS notes. In addition, the RAYS notes issuer has pledged its interests in the managing member and the managing member has pledged its interests in the tax equity fund as security for the issuer’s obligations under the RAYS notes and for the guarantee, respectively. We expect the engineering, procurement and construction cost related to the securitized pool financed would be split approximately evenly between tax equity and non-recourse debt in the form of asset-backed notes, assuming a 30% ITC. Although there is no guarantee this facility will close, this is representative of the way in which we seek to finance solar energy systems that are eligible for tax equity and we will seek to repeat this type of financing strategy in the future.

Convertible Notes

In April 2017, we issued and sold an aggregate principal amount of $80.0 million of our 12.00% senior secured notes in a private placement to a total of three institutional accredited investors at an issue price of 98%, for an aggregate purchase price of $78.4 million. In January 2019, the terms of these senior secured notes were amended to extend the maturity date from January 2019 to July 2019. In connection with our IPO in July 2019, we redeemed all the senior secured notes for an aggregate redemption price of $57.1 million in cash, which includes a premium of $11.4 million plus a cash payment equal to accrued and unpaid cash interest and pay-in-kind interest to the date of redemption.

In March 2018, we issued a subordinated convertible note for $15.0 million to Energy Capital Partners ("ECP"), which is subordinated to the senior secured notes. In connection with our IPO in July 2019, ECP converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock, see "Preferred Stock Conversion" below.

In June 2019, we issued a convertible note for $15.0 million (the "2019 Note") to certain of our then existing shareholders with a maturity date of September 2021. The 2019 note bore interest at an annual rate of 12.0%, which is only payable by increasing the outstanding principal balance of the note quarterly until maturity. Under the terms of the 2019 Note, we cannot make cash payments for interest or principal on the 2019 Note until the senior secured notes have been repaid in full. The 2019 Note allows, if a majority of holders elect, to convert the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. The 2019 Note includes an automatic conversion feature upon the occurrence of an IPO of SEI or a successor of at least $175.0 million in gross proceeds at a per share public offering price of at least $6.6558 (as adjusted for any stock splits or other similar transactions which may occur prior to an IPO) upon which all the outstanding principal balance (including accrued paid-in-kind interest) will convert into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. In connection with our IPO in July 2019, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock, see "Preferred Stock Conversion" below.

Preferred Stock Conversion

In connection with our IPO in July 2019, 108,138,971 shares of our Series A convertible preferred stock and 32,958,645 shares of our Series C convertible preferred stock, which represent all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, were converted into 60,479,017 shares of our common stock.

Historical Cash Flows—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Net cash used in operating activities	$(55,694)	$(20,561)	$(35,133)
Net cash used in investing activities	(217,410)	(171,843)	(45,567)
Net cash provided by financing activities	285,554	193,008	92,546
Net increase in cash and restricted cash	$12,450	$604	$11,846

Operating Activities

Net cash used in operating activities increased by $35.1 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is primarily a result of increased payments made to dealers for exclusivity and other bonus arrangements and increased purchases of inventory with net outflows of $22.0 million and $9.5 million in the six months ended June 30, 2019, respectively, compared to an insignificant amount and $5.4 million in the six months ended June 30, 2018, respectively. The increase is also due to net outflows of $17.5 million in the six months ended June 30, 2019 compared to net outflows of $5.2 million in the six months ended June 30, 2018 based on: (a) our net loss of $85.3 million for the six months ended June 30, 2019 excluding non-cash operating items of $67.8 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, loss on fair value option securities, loss on extinguishment of debt and equity-based compensation charges, results in net outflows of $17.5 million and (b) our net loss of $22.7 million for the six months ended June 30, 2018 excluding non-cash operating items of $17.4 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, payment-in-kind interest on debt and equity-based compensation charges, results in net outflows of $5.2 million. These net differences between the two periods result in a net decrease in operating cash flows of $12.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Investing Activities

Net cash used in investing activities increased by $45.6 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is largely due to an increase in purchases of property and equipment, primarily solar energy systems, of $164.8 million in the six months ended June 30, 2019 compared to $124.1 million in the six months ended June 30, 2018 and payments for investments and customer notes receivable of $62.4 million in the six months ended June 30, 2019 compared to $50.5 million in the six months ended June 30, 2018. The increase is partially offset by proceeds from customer notes receivable of $9.3 million in the six months ended June 30, 2019 compared to $3.8 million in the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities increased by $92.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is primarily a result of net borrowings under our debt facilities of $253.4 million in the six months ended June 30, 2019 compared to $63.5 million in the six months ended June 30, 2018 and net contributions from our redeemable noncontrolling interests of $45.1 million in the six months ended June 30, 2019 compared to $34.1 million in the six months ended June 30, 2018. This increase is partially offset by net payments related to the issuance of convertible preferred stock of $2.5 million in the six months ended June 30, 2019 compared to net proceeds of $97.1 million in the six months ended June 30, 2018 and payments of deferred financing costs and debt discounts of $8.4 million in the six months ended June 30, 2019 compared to $0.8 million in the six months ended June 30, 2018.

Seasonality

The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months and poor weather conditions due to rain or snow results in less irradiation, the output of solar energy systems will vary depending on the season or the year. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.

Our Easy Save Monthly PPAs are subject to seasonality because we sell all the solar energy system’s energy output to the customer at a fixed-price per kWh. Our Easy Save Simple PPAs are not subject to seasonality within a given year because the customer’s payments are levelized on an annualized basis so that we insulate the customer from monthly fluctuations in production. Our lease agreements are also not subject to seasonality within a given year because we lease the solar energy system to the customer at a fixed monthly rate and the reference period for any production guarantee payments is a full year. Finally, our loan agreements are not subject to seasonality within a given year because the monthly installment payments for the financing of the customers’ purchase of the solar energy system are fixed and the reference period for any production guarantee is a full year.

In addition, weather may impact our dealers’ ability to install solar energy systems and energy storage systems. For example, the ability to install solar energy systems and energy storage systems during the winter months in the Northeastern U.S. is limited. This can impact the timing of when solar energy systems and energy storage systems can be installed and when we can acquire and begin to generate revenue from solar energy systems and energy storage systems.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any off-balance-sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our prospectus dated July 24, 2019 filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended, and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We believe assumptions and estimates associated with our principles of consolidation, revenue recognition, performance guarantee obligations, AROs, equity-based compensation, income taxes, impairment of long-lived assets, redeemable noncontrolling interests and guarantees have the greatest impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Emerging Growth Company Status

Section 107 of the JOBS Act provides an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards; and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies".

Item 3. Quantitative and Qualitative Information about Market Risk

We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Information about Market Risk" in our prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. A hypothetical 10% increase in our interest rates on our variable debt facilities would have increased our interest expense by $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2019. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation, claims and government proceedings arising in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations or liquidity. In the ordinary course of business, we have disputes with dealers and customers. In general, litigation claims or regulatory proceedings can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlement or damages that could significantly affect financial results and the conduct of our business.

Item 1A. Risk Factors

There have been no material changes in the risks facing us as described in our prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In June 2019, we issued the 2019 Note for $15.0 million to a majority of our existing shareholders, which was subordinated to the senior secured notes, with a maturity date of September 2021. The 2019 Note bore interest at an annual rate of 12.0%, which was only payable by increasing the outstanding principal balance of the 2019 Note quarterly until maturity. Under the terms of the 2019 Note, we could not make cash payments for interest or principal on the 2019 Note until the senior secured notes have been repaid in full. The 2019 Note allowed holders to convert the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. The 2019 Note included an automatic conversion feature upon the occurrence of an IPO of SEI or a successor of at least $175.0 million in gross proceeds at a per share public offering price of at least $6.6558 (as adjusted for any stock splits or other similar transactions which may occur prior to an IPO) upon which all the outstanding principal balance (including accrued paid-in-kind interest) would convert into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note.

In connection with our IPO in July 2019, we completed a series of recapitalization transactions as follows:

•
we converted 108,138,971 shares of our Series A convertible preferred stock and 32,958,645 shares of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock;

•	we converted 23,870 shares of our non-voting Series B common stock, which represented all the outstanding shares of our Series B common stock, into 23,870 shares of our voting Series A common stock;

•	our Series A common stock was redesignated as common stock;

•
holders of the 2018 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock;

•
we implemented an internal reorganization which resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation. SEI's wholly owned subsidiary merged into Sunnova Energy Corporation with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the merger, by virtue of the merger and without any action on the part of the holder thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as the corresponding share of Sunnova Energy Corporation stock being converted with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the merger, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the merger became a stockholder of SEI; and

•
we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 and subsequent to the date of these interim financial statements. All current and past period amounts stated herein have given effect to the reverse stock split.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the foregoing securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering or Section 3(a)(9) of the Securities Act because the issuance involved existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On July 29, 2019, we sold 14,000,000 shares of our common stock in our IPO at a public offering price of $12.00 per share. On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' option to purchase additional shares, resulting in aggregate net proceeds from the IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232393), which was declared effective by the SEC on July 24, 2019. We used $57.1 million of the net proceeds from the IPO to redeem our senior convertible notes. We plan to use the remaining net proceeds from the IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness. The representatives of the underwriters of our IPO were BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on July 26, 2019, pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Merger Agreement, dated as of July 29, 2019, by and among Sunnova Energy International Inc., Sunnova Energy Corporation and Sunnova Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 29, 2019).

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
10.1∞
Note Purchase Agreement Supplement No. 2 and Amendment among Sunnova RAYS I Issuer, LLC, Sunnova RAYS I Depositor, LLC, Sunnova RAYS I Management LLC, and the Purchasers named therein, dated June 7, 2019 (incorporated by reference to Exhibit 10.2 to Form S-1 filed on June 27, 2019).

10.2∞
Amended and Restated Credit Agreement, among Sunnova Asset Portfolio 4, LLC, Texas Capital Bank, Viewpoint Bank, National Association, and the Lenders from time to time party thereto, dated June 28, 2019 (incorporated by reference to Exhibit 10.4 to Form S-1/A filed on July 3, 2019).

10.3
Amended and Restated Limited Performance Guaranty, among Sunnova Energy Corporation, Sunnova LAP Holdings, LLC, Sunnova LAP I, LLC, Sunnova LAP II, LLC, and Credit Suisse AG, New York Branch, dated June 27, 2019 (incorporated by reference to Exhibit 10.6 to Form S-1/A filed on July 3, 2019).

10.4
Third Amended and Restated Limited Performance Guaranty among Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC, and Credit Suisse AG, New York Branch, dated June 27, 2019. (incorporated by reference to Exhibit 10.8 to Form S-1/A filed on July 3, 2019).

10.5
Amended and Restated Parent Guaranty among Sunnova Energy Corporation, Sunnova TEP II Holdings, LLC, and Credit Suisse AG, New York Branch, dated June 27, 2019 (incorporated by reference to Exhibit 10.10 to Form S-1/A filed on July 3, 2019).

10.6+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.7+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).
10.8+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Stuart D. Allen (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 29, 2019).
10.9+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Walter A. Baker (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 29, 2019).
10.10+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and William J. Berger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 29, 2019).
10.11+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Rahman D’Argenio (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 29, 2019).
10.12+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Matthew DeNichilo (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 29, 2019).
10.13+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Michael P. Grasso (incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 29, 2019).
10.14+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Kris W. Hillstrand (incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 29, 2019).
10.15+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Doug Kimmelman (incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 29, 2019).
10.16+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Robert L. Lane (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 29, 2019).

Exhibit No.	Description
10.17+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Mark Longstreth (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 29, 2019).
10.18+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Michael C. Morgan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 29, 2019).
10.19+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Meghan Nutting (incorporated by reference to Exhibit 10.12 to Form 8-K filed on July 29, 2019).
10.20+
Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and John T. Santo Salvo (incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 29, 2019).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________

+	Indicates management contract or compensatory plan.

∞	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: August 19, 2019	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)