Form 10-Q
period 2019-09-30
Sunnova Energy International Inc.
filed 2019-10-31
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 83,980,885 shares of common stock outstanding as of October 29, 2019.

PART I - FINANCIAL INFORMATION

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of September 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash	$51,026	$52,706
Accounts receivable—trade, net	10,383	6,312
Accounts receivable—other	5,922	3,721
Other current assets	59,058	26,794
Total current assets	126,389	89,533

Property and equipment, net	1,620,048	1,328,457
Customer notes receivable, net	255,070	172,031
Other assets	148,279	75,064
Total assets (1)	$2,149,786	$1,665,085

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$40,342	$20,075
Accrued expenses	17,904	18,650
Current portion of long-term debt	59,404	26,965
Current portion of long-term debt—affiliates	—	16,500
Other current liabilities	13,501	13,214
Total current liabilities	131,151	95,404

Long-term debt, net	1,116,369	872,249
Long-term debt, net—affiliates	—	44,181
Other long-term liabilities	119,128	66,453
Total liabilities (1)	1,366,648	1,078,287

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	156,578	85,680

Stockholders' equity:
Series A convertible preferred stock, 0 and 44,942,594 shares issued as of September 30, 2019 and December 31, 2018, respectively, at $0.01 par value	—	449
Series C convertible preferred stock, 0 and 13,006,780 shares issued as of September 30, 2019 and December 31, 2018, respectively, at $0.01 par value	—	130
Series A common stock, 0 and 8,612,728 shares issued as of September 30, 2019 and December 31, 2018, respectively, at $0.01 par value	—	86
Series B common stock, 0 and 21,727 shares issued as of September 30, 2019 and December 31, 2018, respectively, at $0.01 par value	—	—
Common stock, 83,980,885 and 0 shares issued as of September 30, 2019 and December 31, 2018, respectively, at $0.0001 par value	8	—
Additional paid-in capital—convertible preferred stock	—	701,326
Additional paid-in capital—common stock	991,936	85,439
Accumulated deficit	(365,384)	(286,312)
Total stockholders' equity	626,560	501,118
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,149,786	$1,665,085

(1) The consolidated assets as of September 30, 2019 and December 31, 2018 include $658,690 and $411,325, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $5,483 and $3,674 as of September 30, 2019 and December 31, 2018, respectively; accounts receivable—trade, net of $1,302 and $884 as of September 30, 2019 and December 31, 2018, respectively; accounts receivable—other of $0 and $109 as of

September 30, 2019 and December 31, 2018, respectively; other current assets of $16,876 and $4,821 as of September 30, 2019 and December 31, 2018, respectively; property and equipment, net of $628,821 and $398,693 as of September 30, 2019 and December 31, 2018, respectively; and other assets of $6,208 and $3,144 as of September 30, 2019 and December 31, 2018, respectively. The consolidated liabilities as of September 30, 2019 and December 31, 2018 include $9,076 and $9,260, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $1,458 and $4,278 as of September 30, 2019 and December 31, 2018, respectively; accrued expenses of $25 and $14 as of September 30, 2019 and December 31, 2018, respectively; other current liabilities of $143 and $296 as of September 30, 2019 and December 31, 2018, respectively; and other long-term liabilities of $7,450 and $4,672 as of September 30, 2019 and December 31, 2018, respectively.

See accompanying notes to Sunnova Energy International Inc. unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$36,615	$30,429	$97,942	$79,176

Operating expense:
Cost of revenue—depreciation	10,942	9,349	30,820	25,468
Cost of revenue—other	1,186	614	2,914	1,474
Operations and maintenance	1,925	(96)	6,468	4,495
General and administrative	28,509	17,170	70,984	49,103
Other operating income	(49)	(12)	(129)	(51)
Total operating expense, net	42,513	27,025	111,057	80,489

Operating income (loss)	(5,898)	3,404	(13,115)	(1,313)

Interest expense, net	30,884	9,416	99,855	25,123
Interest expense, net—affiliates	701	2,398	4,098	7,245
Interest income	(3,407)	(1,763)	(8,868)	(4,373)
Loss on extinguishment of long-term debt, net—affiliates	—	—	10,645	—
Other (income) expense	293	—	827	(1)
Loss before income tax	(34,369)	(6,647)	(119,672)	(29,307)

Income tax	—	—	—	—
Net loss	(34,369)	(6,647)	(119,672)	(29,307)
Net income (loss) attributable to redeemable noncontrolling interests	3,221	(13)	7,170	4,111
Net loss attributable to stockholders	(37,590)	(6,634)	(126,842)	(33,418)
Dividends earned on Series A convertible preferred stock	—	(9,437)	(19,271)	(26,765)
Dividends earned on Series C convertible preferred stock	—	(1,794)	(5,454)	(3,340)
Deemed dividends on convertible preferred stock exchange	—	—	—	(19,332)
Net loss attributable to common stockholders—basic and diluted	$(37,590)	$(17,865)	$(151,567)	$(82,855)

Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(2.07)	$(5.77)	$(9.60)
Weighted average common shares outstanding—basic and diluted	60,890,129	8,634,541	26,245,493	8,634,484

See accompanying notes to Sunnova Energy International Inc. unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(119,672)	$(29,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,987	29,000
Impairment and loss on disposals, net	1,236	1,235
Amortization of deferred financing costs	8,795	6,488
Amortization of debt discount	2,027	766
Non-cash effect of equity-based compensation plans	6,974	2,182
Non-cash payment-in-kind interest on loan—affiliates	2,716	4,132
Unrealized (gain) loss on derivatives	30,262	(20,647)
Unrealized loss on fair value option instruments	97	—
Loss on extinguishment of long-term debt, net—affiliates	10,645	—
Other non-cash items	4,637	3,601
Changes in components of operating assets and liabilities:
Accounts receivable	(8,006)	(7,674)
Dealer advances	—	(237)
Other current assets	(11,753)	(7,394)
Other assets	(37,787)	(6,571)
Accounts payable	5,156	(145)
Accrued expenses	(2,455)	2,087
Other current liabilities	75	(1,644)
Long-term debt—paid-in-kind—affiliates	(719)	(1,144)
Other long-term liabilities	(1,753)	30
Net cash used in operating activities	(74,538)	(25,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(299,199)	(184,260)
Payments for investments and customer notes receivable	(104,391)	(80,557)
Proceeds from customer notes receivable	14,072	5,733
State utility rebates	401	691
Other, net	(584)	(1,439)
Net cash used in investing activities	(389,701)	(259,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	588,153	132,674
Payments of long-term debt	(318,855)	(27,045)
Proceeds of long-term debt from affiliates	15,000	15,000
Payments of long-term debt to affiliates	(56,236)	(20,000)
Payments on notes payable	(2,177)	—
Payments of deferred financing costs	(10,435)	(1,753)
Payments of debt discounts	(1,084)	(1,883)
Proceeds from issuance of common stock, net	164,695	—
Proceeds from issuance of convertible preferred stock, net	(2,510)	157,117
Contributions from redeemable noncontrolling interests	119,372	51,427
Distributions to redeemable noncontrolling interests	(6,289)	(1,322)
Payments of costs related to redeemable noncontrolling interests	(3,155)	(985)
Other, net	(15)	(6)
Net cash provided by financing activities	486,464	303,224
Net increase in cash and restricted cash	22,225	18,150
Cash and restricted cash at beginning of period	87,046	81,778
Cash and restricted cash at end of period	109,271	99,928
Restricted cash included in other current assets	(16,688)	(368)
Restricted cash included in other assets	(41,557)	(28,411)
Cash at end of period	$51,026	$71,149

	Nine Months Ended September 30,
	2019	2018
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$25,576	$7,754
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(6,335)	$(8,079)
Notes payable for financing of insurance premiums	$7,101	$—

Supplemental cash flow information:
Cash paid for interest	$48,866	$45,781
Cash paid for income taxes	$—	$—

See accompanying notes to Sunnova Energy International Inc. unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Series B Treasury Stock	Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2017	$38,590	40,179,508	$402	4,583,576	$46	—	$—	8,612,728	$86	21,727	$—	$—	$530,951	$82,455	$(242,757)	$371,183
Net income (loss)	774	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,210)	(14,210)
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	149	—	—	—	—	—	—
Issuance of convertible preferred stock, net	—	—	—	13,013	—	7,390,218	74	—	—	—	—	—	97,256	—	—	97,330
Non-cash exchange of Series B convertible preferred stock for Series A convertible preferred stock	—	4,763,086	47	(4,596,588)	(46)	—	—	—	—	—	—	—	(1)	—	—	—
Contributions from redeemable noncontrolling interests	17,139	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(339)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions payable to redeemable noncontrolling interests	(111)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(701)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(5,995)	—	—	—	—	—	—	—	—	—	—	—	—	—	5,995	5,995
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	726	—	726
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(1)	—	—	—	(1)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	(149)	—	1	—	—	(1)	—
Other, net	—	—	—	(1)	—	—	—	—	—	—	—	—	—	—	(1)	(1)
March 31, 2018	49,357	44,942,594	449	—	—	7,390,218	74	8,612,728	86	21,727	—	—	628,206	83,181	(250,974)	461,022
Net income (loss)	3,350	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,574)	(12,574)
Contributions from redeemable noncontrolling interests	17,726	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions receivable from redeemable noncontrolling interests	1,108	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(450)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions payable to redeemable noncontrolling interests	(178)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(91)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(5,592)	—	—	—	—	—	—	—	—	—	—	—	—	—	5,592	5,592
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	682	—	682
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	(68)	—	—	(68)
June 30, 2018	$65,230	44,942,594	$449	—	$—	7,390,218	$74	8,612,728	$86	21,727	$—	$—	$628,138	$83,863	$(257,956)	$454,654

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Series B Treasury Stock	Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
June 30, 2018	$65,230	44,942,594	$449	—	$—	7,390,218	$74	8,612,728	$86	21,727	$—	$—	$628,138	$83,863	$(257,956)	$454,654
Net loss	(13)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,634)	(6,634)
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	495	—	—	—	(1)	—	(1)
Issuance of convertible preferred stock, net	—	—	—	—	—	4,434,128	44	—	—	—	—	—	56,800	—	—	56,844
Contributions from redeemable noncontrolling interests	16,562	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions receivable from redeemable noncontrolling interests	(1,108)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(533)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions payable to redeemable noncontrolling interests	(162)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(239)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(6,389)	—	—	—	—	—	—	—	—	—	—	—	—	—	6,389	6,389
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	774	—	774
Acquisition of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(3)	—	—	—	(3)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	(495)	—	3	—	1	(4)	—
Other, net	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
September 30, 2018	$73,348	44,942,594	$449	—	$—	11,824,346	$118	8,612,728	$86	21,727	$—	$—	$684,937	$84,637	$(258,205)	$512,022

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	44,942,594	$449	13,006,780	$130	8,612,728	$86	21,727	$—	—	$—	$701,326	$85,439	$(286,312)	$501,118
Net income (loss)	3,018	—	—	—	—	—	—	—	—	—	—	—	—	(38,514)	(38,514)
Issuance of common stock	—	—	—	—	—	—	—	2,143	—	—	—	—	4	—	4
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	—	—	—	—	(183)	—	(8)	(191)
Contributions from redeemable noncontrolling interests	18,030	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(3,652)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(10,125)	—	—	—	—	—	—	—	—	—	—	—	—	10,125	10,125
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	281	—	281
Other, net	2,627	—	—	—	—	—	—	—	—	—	—	493	—	(2)	491
March 31, 2019	94,016	44,929,110	449	13,006,780	130	8,612,728	86	23,870	—	—	—	701,636	85,724	(314,711)	473,314
Net income (loss)	931	—	—	—	—	—	—	—	—	—	—	—	—	(50,738)	(50,738)
Contributions from redeemable noncontrolling interests	32,207	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,491)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(419)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(18,297)	—	—	—	—	—	—	—	—	—	—	—	—	18,297	18,297
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	713	—	713
Other, net	600	—	—	—	—	—	—	—	—	—	—	(1)	—	—	(1)
June 30, 2019	107,547	44,929,110	449	13,006,780	130	8,612,728	86	23,870	—	—	—	701,635	86,437	(347,152)	441,585
Net income (loss)	3,221	—	—	—	—	—	—	—	—	—	—	—	—	(37,590)	(37,590)
Issuance of common stock, net	—	—	—	—	—	—	—	—	—	14,865,267	1	—	164,391	—	164,392
Non-cash conversion of convertible notes for Series A and Series C convertible preferred stock	—	1,422,767	14	1,120,360	11	—	—	—	—	—	—	32,809	—	—	32,834
Non-cash exchange of Series A and Series C convertible preferred stock and Series A and Series B common stock for common stock	—	(46,351,877)	(464)	(14,127,140)	(141)	(8,612,731)	(86)	(23,870)	—	69,115,618	7	(734,444)	735,128	—	—
Contributions from redeemable noncontrolling interests	69,135	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,146)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(2,438)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(19,356)	—	—	—	—	—	—	—	—	—	—	—	—	19,356	19,356
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,980	—	5,980
Other, net	(385)	—	1	—	—	3	—	—	—	—	—	—	—	2	3
September 30, 2019	$156,578	—	$—	—	$—	—	$—	—	$—	83,980,885	$8	$—	$991,936	$(365,384)	$626,560

See accompanying notes to Sunnova Energy International Inc. unaudited condensed consolidated financial statements.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving more than 72,000 customers in more than 20 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its subsidiaries.

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

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers’ solar energy and energy storage systems on our behalf. Our focus on our dealer model enables us to leverage our dealers’ specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices and technical oversight and expertise. We believe this structure provides operational flexibility and lower fixed costs relative to our peers, furthering our competitive advantage.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and stockholders' equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2018 audited annual consolidated financial statements and accompanying notes included in the prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. The interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate Reorganization

In connection with our IPO we implemented an internal reorganization that resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation (the "Reorganization"). In connection with the Reorganization, a direct, wholly-owned subsidiary of SEI merged with and into Sunnova Energy Corporation, with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the Reorganization, by virtue of the Reorganization and without any action on the part of the holders thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as each such corresponding share of Sunnova Energy Corporation stock being converted had with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the Reorganization, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the Reorganization became a stockholder of SEI.

Reverse Stock Split

In connection with our IPO we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 (the "Reverse Stock Split"). All current and past period amounts stated herein have given effect to the Reverse Stock Split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a significant impact on our interim financial statements.

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

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receivable when we deem them uncollectible. The following table presents the changes in the allowance for doubtful accounts recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$723	$427
Bad debt expense	1,149	712
Write off of uncollectible accounts	(1,076)	(605)
Recoveries	65	38
Balance at end of period	$861	$572

Inventory

Inventory primarily represents energy storage systems, photovoltaic modules, meters and other associated equipment purchased and held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We record inventory in other current assets in the consolidated balance sheets at the lower of cost and net realizable value. We remove these items from inventory using the weighted-average method and (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system or (b) capitalize to property and equipment when installed as an original part on a solar energy system. We evaluate our inventory reserves and write down the estimated value of excess and obsolete inventory based upon assumptions about future demand and market conditions. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Energy storage systems and components	$16,921	$8,394
Modules and inverters	43	433
Meters	161	360
Total	$17,125	$9,187

Dealer Commitments

Throughout 2019, we entered into exclusivity and other similar agreements with certain key dealers pursuant to which we have agreed to pay an incentive if such dealers install a certain minimum number of solar energy systems within specified periods. These incentives are recorded in other assets in the consolidated balance sheets and are amortized to general and administrative expense in the statements of operations generally over the term of the customer agreements, which is estimated at an average of 23 years.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and interest rate swaps and swaptions. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3), though we did not elect the fair value option for this class of financial instruments. We estimate the fair value of our fixed-rate long-term debt, excluding the senior secured notes for which we selected the fair value option, based on interest rates currently offered for debt with similar maturities and terms (Level 3). We estimate the fair value of the senior secured notes based on a market approach model using Level 3 inputs that incorporates a binomial tree model and a discounted future cash flow model. We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

Changes in fair value of the senior secured notes are included in other (income) expense in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in long-term debt, net—affiliates in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$—	$—
Additions	55,506	—
Change in fair value	730	—
Extinguishment	(56,236)	—
Balance at end of period	$—	$—

Derivative Instruments

Our derivative instruments consist of interest rate swaps and swaptions that are not designated as cash flow hedges or fair value hedges under accounting guidance. We use interest rate swaps and swaptions to manage our net exposure to interest rate changes. We record the derivatives in other current assets, other assets, other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets and the changes in fair value are recorded in interest expense, net in the consolidated statements of operations. We include unrealized gains and losses on derivatives as a non-cash reconciling item in operating activities in the consolidated statements of cash flows. We include realized gains and losses on derivatives as a change in components of operating assets and liabilities in operating activities in the consolidated statements of cash flows. See Note 8, Derivative Instruments.

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
PPA revenue	$14,329	$11,508	$37,895	$30,255
Lease revenue	10,238	8,452	29,496	23,833
Solar renewable energy certificate revenue	10,603	9,944	26,911	23,806
Loan revenue	418	251	1,152	653
Other revenue	1,027	274	2,488	629
Total	$36,615	$30,429	$97,942	$79,176

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue from contracts with customers as we satisfy performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kWh in the customer contract. The amount of revenue we recognize does not equal customer cash payments because performance obligations are satisfied ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.1 billion as of September 30, 2019, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than three years.

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

If the solar energy system does not produce the guaranteed production amount, we may be required to refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a customer's payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 15, Commitments and Contingencies.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one MWh (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2019 and December 31, 2018. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the customer. The costs related to the sales of SRECs are limited to broker fees (included in cost of revenue—other), which are only paid in connection with certain transactions.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state incentives in the periods in which they are incurred.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically five years.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system through a solar service agreement, typically for a term of 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as revenue under ASC 606, to the extent attributable to payments for operations and maintenance services we provide, which we recognize as a stand-ready obligation on a straight-line basis over the term of the contract; (b) as interest income, to the extent attributable to earned interest on the contract; and (c) as a reduction of a note receivable included in current and long-term assets, to the extent attributable to a return of principal on the contract.

To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO score of 650 to 695 depending on certain circumstances, and we secure the loans with the solar energy systems financed. In determining the allowance for uncollectible notes receivable, we identify customers with known disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. We write off customer notes receivable when they are deemed uncollectible. In addition, there were no customer notes receivable not accruing interest and an insignificant amount of past due customer notes receivable as of September 30, 2019 and December 31, 2018. See Note 6, Customer Notes Receivable.

The following table presents the changes in the allowance for losses recorded against customer notes receivable in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$710	$602
Bad debt expense	278	123
Write off of uncollectible accounts	(39)	(113)
Balance at end of period	$949	$612

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the loan program which will be recognized over the remaining term of the respective solar service agreements. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Loans	$39,481	$27,793
PPAs and leases	7,414	6,255
Total (1)	$46,895	$34,048

(1) Of this amount, $1.3 million and $1.6 million is recorded in other current liabilities as of September 30, 2019 and December 31, 2018, respectively.

Equity-Based Compensation

We account for equity-based compensation, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards. Equity-based compensation expense includes the compensation cost for all share-based awards granted to employees, consultants and members of our board of directors (our "Board") based on the grant date fair value estimate. This also applies to awards modified, repurchased, or canceled during the periods

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reported. We use the Black-Scholes option-pricing model to measure the fair value of stock options at the measurement date. We use the closing price of our common stock on the grant date to measure the fair value of restricted stock units at the measurement date. We account for forfeitures as they occur. Equity-based compensation expense is included in general and administrative expense in the consolidated statements of operations. See Note 13, Equity-Based Compensation.

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

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2019	As of December 31, 2018
	(in years)	(in thousands)
Solar energy systems	35	$1,567,521	$1,311,458
Construction in progress		141,432	77,847
AROs	30	20,335	17,381
Information technology systems	3	20,488	17,380
Computers and equipment	3-5	1,489	1,251
Leasehold improvements	3-6	883	883
Furniture and fixtures	7	735	735
Vehicles	4	885	548
Other	5-6	147	52
Property and equipment, gross		1,753,915	1,427,535
Less: accumulated depreciation		(133,867)	(99,078)
Property and equipment, net		$1,620,048	$1,328,457

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $118.2 million and $87.6 million as of September 30, 2019 and December 31, 2018, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Inventory	$17,125	$9,187
Current portion of customer notes receivable	11,652	7,601
Prepaid assets	9,626	2,739
Current portion of other notes receivable	1,006	1,522
Deferred receivables	2,961	555
Restricted cash	16,688	5,190
Total	$59,058	$26,794

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Interest payable	$7,257	$8,150
Current portion of performance guarantee obligations	3,885	2,580
Current portion of lease liability	531	871
Deferred revenue	1,286	1,593
Other	542	20
Total	$13,501	$13,214

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) AROs

AROs consist primarily of costs to remove solar energy system assets and costs to restore the solar energy system sites to the original condition, which we estimate based on current market rates. The following table presents the changes in AROs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$20,033	$15,347
Additional obligations incurred	2,980	2,854
Accretion expense	989	891
Other	(32)	(36)
Balance at end of period	$23,970	$19,056

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system through a solar service agreement, typically for a term of 25 years. As of September 30, 2019, we recorded $266.7 million of notes receivable under the loan program, of which $11.7 million is included in other current assets and $255.1 million is included in customer notes receivable, net in the unaudited condensed consolidated balance sheet. As of December 31, 2018, we recorded $179.6 million of notes receivable under the loan program, of which $7.6 million is included in other current assets and $172.0 million is included in customer notes receivable, net in the unaudited condensed consolidated balance sheet. As of September 30, 2019 and December 31, 2018, we invested $32.2 million and $20.4 million, respectively, in loan systems not yet placed in service, which is included in other assets in the unaudited condensed consolidated balance sheets. The fair values of our customer notes receivable and the corresponding carrying amounts are as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Customer notes receivable	$266,722	$266,592	$179,632	$179,990

Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. For the three months ended September 30, 2019 and 2018, interest income was $3.1 million and $1.7 million, respectively. For the nine months ended September 30, 2019 and 2018, interest income was $8.2 million and $4.2 million, respectively.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova Asset Portfolio 4, LLC ("AP4"), Sunnova AP 6 Warehouse II, LLC ("AP6WII"), Helios Issuer, LLC ("HELI"), Sunnova LAP Holdings, LLC ("LAPH"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP I Holdings, LLC ("TEPIH"), Sunnova TEP II Holdings, LLC ("TEPIIH"), Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Helios III Issuer, LLC ("HELIII") and Sunnova TEP Holdings, LLC ("TEPH"). The following table presents the detail of long-term debt, net and long-term debt, net—affiliates as recorded in the unaudited condensed consolidated balance sheets:

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2019 Weighted Average Effective Interest Rates	As of September 30, 2019		Year Ended December 31, 2018 Weighted Average Effective Interest Rates	As of December 31, 2018
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
Sunnova Energy Corporation
Senior secured notes	10.02%	$—	$—	14.89%	$40,000	$—
Convertible notes	13.34%	—	—	12.20%	—	15,000
Notes payable	2.97%	—	4,924		—	—
Paid-in-kind		—	—		4,219	1,500
Deferred financing costs, net		—	—		(38)	—
AP4
Secured term loan	5.82%	88,197	5,923	5.25%	101,026	3,036
Debt discount, net		(553)	—		(202)	—
Deferred financing costs, net		(239)	—		(418)	—
AP6WII
Warehouse credit facility	10.01%	—	—	8.47%	54,603	—
Deferred financing costs, net		—	—		(309)	—
HELI
Solar asset-backed notes	6.57%	213,631	8,674	6.47%	224,835	10,522
Debt discount, net		(3,382)	—		(4,124)	—
Deferred financing costs, net		(5,967)	—		(7,217)	—
LAPH
Secured term loan	7.79%	41,952	1,362	8.36%	43,167	1,038
Debt discount, net		(436)	—		(552)	—
Deferred financing costs, net		(388)	—		(482)	—
EZOP
Warehouse credit facility	7.14%	57,100	—	9.68%	58,200	—
Debt discount, net		(2,301)	—		—	—
TEPIH
Secured term loan	25.17%	—	—	6.55%	107,239	3,356
Debt discount, net		—	—		(62)	—
Deferred financing costs, net		—	—		(4,892)	—
TEPIIH
Warehouse credit facility	6.50%	204,332	—	8.41%	57,552	—
Debt discount, net		(2,366)	—		(1,710)	—
Deferred financing costs, net		—	—		(1,612)	—
HELII
Solar asset-backed notes	5.78%	241,309	13,005	5.60%	253,687	9,013
Debt discount, net		(50)	—		(55)	—
Deferred financing costs, net		(6,077)	—		(6,425)	—
RAYSI
Solar asset-backed notes	5.50%	129,636	5,962		—	—
Debt discount, net		(1,588)	—		—	—
Deferred financing costs, net		(4,863)	—		—	—
HELIII
Solar loan-backed notes	4.01%	140,530	19,554		—	—
Debt discount, net		(2,557)	—		—	—
Deferred financing costs, net		(2,426)	—		—	—
TEPH
Warehouse credit facility	7.81%	33,575	—		—	—
Debt discount, net		(700)	—		—	—
Total		$1,116,369	$59,404		$916,430	$43,465

Availability.    As of September 30, 2019, we had $209.3 million of available borrowing capacity under our various financing arrangements, consisting of $142.9 million under the EZOP warehouse credit facility and $66.4 million under the TEPH warehouse credit facility. There was no available borrowing capacity under any of our other financing arrangements.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Weighted Average Effective Interest Rates.    The weighted average effective interest rates disclosed in the table above are the weighted average stated interest rates for each debt instrument plus the effect on interest expense for other items classified as interest expense, such as the amortization of deferred financing costs, amortization of debt discounts and commitment fees on unused balances for the period of time the debt was outstanding during the indicated periods.

Sunnova Energy Corporation Senior Secured Notes.    In January 2019, we amended the terms of the senior secured notes to, among other things, extend the maturity date from January 2019 to July 2019. In April 2019, we further amended the terms of the senior secured notes to, among other things, (a) extend the maturity date from July 2019 to March 2021, (b) decrease the interest rate from 12.00% per annum to 9.50% per annum, of which 4.75% was payable in cash quarterly and the remaining 4.75% was payable in additional debt securities (i.e. payment-in-kind) and (c) include a conversion feature. The April 2019 amendment resulted in a loss on extinguishment under GAAP of $10.6 million related to the difference between the net carrying value of the senior secured notes prior to the amendment and the fair value of the notes after the amendment. In connection with our IPO we exercised our right to redeem all the senior secured notes for an aggregate amount of $57.1 million for cash. The aggregate redemption price included the principal amount outstanding of $56.2 million plus accrued and unpaid cash interest and pay-in-kind interest to the date of redemption.

For accounting purposes, only the conversion feature is required to be bifurcated and measured at fair value; however, we elected to make a one-time, irrevocable election to utilize the fair value option allowed under ASC 825, Financial Instruments. Under the fair value option election, we record the entire hybrid instrument at fair value with changes in fair value recognized in other (income) expense in the consolidated statements of operations. The fair value election resulted in an additional loss of $730,000 due to the change in fair value from April 2019 to July 2019.

Sunnova Energy Corporation Convertible Notes.    In March 2018, we issued a convertible note for $15.0 million to Energy Capital Partners, which was subordinated to the senior secured notes (the "2018 Note"). In January 2019, we amended the 2018 Note to, among other things, extend the maturity date from the earlier of (a) the repayment of the senior secured notes or (b) May 2019 to the earlier of (a) the repayment of the senior secured notes or (b) December 2019.

In June 2019, we issued a convertible note for $15.0 million to a majority of our existing shareholders, which was subordinated to the senior secured notes, with a maturity date of September 2021 (the "2019 Note"). The 2019 Note bore interest at an annual rate of 12.00%, which was only payable by increasing the outstanding principal balance of the 2019 Note quarterly until maturity. Under the terms of the 2019 Note, we were not permitted to make cash payments for interest or principal on the 2019 Note until the senior secured notes had been repaid in full. The 2019 Note allowed, if a majority of holders had elected, the conversion of the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. In connection with our IPO holders of the 2018 Note converted the principal amount of the 2018 Note plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares (or 1,422,767 shares as adjusted for the Reverse Stock Split) of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount of the 2019 Note plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares (or 1,120,360 shares as adjusted for the Reverse Stock Split) of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock.

Sunnova Energy Corporation Notes Payable.    In May 2019, we entered into an arrangement to finance $1.9 million in property insurance premiums at an annual interest rate of 5.50% over ten months. In July 2019, we entered into an arrangement to finance $4.7 million in directors and officers insurance premiums at an annual interest rate of 4.94% over eight months.

AP4 Debt.    As of March 31, 2019, AP4 was not in compliance with the debt covenant regarding the ratio of consolidated EBITDA to debt service, which is an event of default. In April 2019, AP4 exercised its right to an equity cure, which allowed Sunnova Energy Corporation to contribute approximately $106,000 to AP4 and allowed AP4 to add such amount to consolidated EBITDA for purposes of recalculating the ratio as of March 31, 2019. Subsequent to the equity cure, AP4 is in compliance with the debt covenants under the AP4 financing agreement. In June 2019, we amended the AP4 financing agreement to, among other things, (a) extend the maturity date from July 2020 to January 2021, (b) decrease the applicable margin for LIBOR loans to 2.50% and (c) change the debt covenant regarding the ratio of consolidated EBITDA to debt service to be calculated based on collections from customers and other cash receipts and disbursements (instead of consolidated EBITDA). In connection with this amendment we repaid $5.0 million of outstanding borrowings under this facility.

AP6WII Debt.    In June 2019, we fully repaid the aggregate outstanding principal amount and terminated the AP6WII warehouse credit facility.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TEPIIH Debt.    In March 2019, we amended the TEPIIH warehouse credit facility to, among other things, extend the maturity date from August 2022 to November 2022, increase the aggregate committed amount to $150.0 million and increase the maximum commitment amount to $250.0 million. In September 2019, we further amended the TEPIIH warehouse credit facility to, among other things, cross-collateralize the TEPIIH warehouse credit facility with the TEPH warehouse credit facility and implement corresponding cross-default provisions.

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

The terms of the RAYSI Notes contain certain events of default, including failure to comply with the terms of the transaction documents, failure of certain representations and warranties in the transaction documents to be incorrect in any material respect, subject to certain notice and cure periods, or our failure to maintain ownership of RAYSI and related depositor, managing member and financing fund. If an event of default occurs, RAYSI noteholders will be entitled to take various actions, including the acceleration of amounts due under the aggregation credit facility and foreclosure on the interests of the managing member and the financings fund that have been pledged to the indenture trustee. In addition to these events of default, the RAYSI Notes are subject to unscheduled prepayment events, including (a) a debt service coverage ratio falling or remaining below certain levels, (b) the failure to maintain insurance, (c) the failure to repay the RAYSI Notes in full prior to the applicable anticipated repayment date or (d) the occurrence of an event of default. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the RAYSI Notes and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the RAYSI Notes.

HELIII Debt.    In June 2019, we pooled and transferred eligible solar loans and the related receivables into HELIII, a special purpose entity, that issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar loan-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar loan-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar loan-backed notes (collectively, the "HELIII Notes") with a maturity date of June 2046. The HELIII Notes were issued at a discount of 0.03% for Class A, 0.01% for Class B and 0.03% for Class C and bear interest at an annual rate of 3.75%, 4.49% and 5.32%, respectively. The cash flows generated by these solar loans are used to service the semi-annual principal and interest payments on the HELIII Notes and satisfy HELIII's expenses, and any remaining cash can be distributed to Sunnova Helios III Depositor, LLC, HELIII's sole member. In connection with the HELIII Notes, affiliates of Sunnova Energy Corporation receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, we have guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements, (b) the managing member’s obligations, in such capacity, under the related financing fund’s limited liability company agreement and (c) certain of our subsidiaries’ obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIII

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the related sale and contribution agreement. HELIII is also required to maintain a reserve account, a supplemental reserve account for inverter replacement and a capitalized interest reserve account for the benefit of the holders of the HELIII Notes, each of which must remain funded at all times to the levels specified in the HELIII Notes. The creditors of HELIII have no recourse to our other assets except as expressly set forth in the HELIII Notes.

TEPH Debt.    In September 2019, TEPH, a wholly owned subsidiary of SEI, entered into a warehouse credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The TEPH warehouse credit facility allows for borrowings based on the aggregate value of solar assets owned by subsidiaries of TEPH subject to certain excess concentration limitations. Under the TEPH warehouse credit facility, TEPH may borrow up to an initial aggregate committed amount of $100.0 million with a maximum commitment amount of $150.0 million and a maturity date of November 2022. The proceeds from the warehouse credit facility are available for funding certain reserve accounts required by the warehouse credit facility, making distributions to the parent of TEPH and to service fees incurred in executing the warehouse credit facility. The warehouse credit facility is non-recourse to SEI and is secured by net cash flows from PPAs and leases available to the borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. This facility is cross-collateralized with the TEPIIH warehouse credit facility and contains corresponding cross-default provisions. Sunnova Energy Corporation guarantees the performance of certain affiliates who manage the collateral related to the credit facility as well as certain indemnity and repurchase obligations.

Borrowings under the TEPH warehouse credit facility are made in Class A loans and Class B loans. The TEPH warehouse credit facility has an advance rate equal to approximately 60% of the value of the solar projects in the portfolio that have not yet begun construction and 80% of the value of the solar projects that have reached substantial completion. Interest on the borrowings under the TEPH warehouse credit facility is due quarterly. Borrowings under the TEPH warehouse credit facility bear interest at an annual rate of either LIBOR divided by a percentage equal to 100% minus a reserve percentage or a base rate (defined as, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day and (b) the sum of the weighted average of the rates on overnight federal funds transactions with members of the federal reserve system arranged by federal funds brokers as published for such day plus 0.50%), plus a margin of between 2.90% and 4.30%, which varies based on criteria including (a) whether the availability period has expired (which is expected to occur in May 2022), (b) whether a takeout transaction has occurred in the last 18 months and (c) the ratio of Class A loans to Class B loans outstanding at such time. The TEPH warehouse credit facility contains certain provisions in the event of default which entitle lenders to take certain actions including acceleration of amounts due under such facility.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Sunnova Energy Corporation senior secured notes	$—	$—	$44,219	$43,781
Sunnova Energy Corporation convertible notes	—	—	16,500	16,442
Sunnova Energy Corporation notes payable	4,924	4,924	—	—
AP4 secured term loan	94,120	94,120	104,062	104,062
AP6WII warehouse credit facility	—	—	54,603	54,603
HELI solar asset-backed notes	222,305	225,385	235,357	229,766
LAPH secured term loan	43,314	43,314	44,205	44,205
EZOP warehouse credit facility	57,100	57,100	58,200	58,200
TEPIH secured term loan	—	—	110,595	110,595
TEPIIH warehouse credit facility	204,332	204,332	57,552	57,552
HELII solar asset-backed notes	254,314	289,799	262,700	274,857
RAYSI solar asset-backed notes	135,598	146,116	—	—
HELIII solar loan-backed notes	160,084	165,534	—	—
TEPH warehouse credit facility	33,575	33,575	—	—
Total (1)	$1,209,666	$1,264,199	$987,993	$994,063

(1) Amounts exclude the net deferred financing costs and net debt discounts of $33.9 million and $28.1 million as of September 30, 2019 and December 31, 2018, respectively.

For the AP4, AP6WII, LAPH, EZOP, TEPIH, TEPIIH and TEPH debt, the estimated fair values as of September 30, 2019 and December 31, 2018 approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value as of September 30, 2019 approximates the carrying amount due primarily to the short-term nature of the instruments. For the senior secured notes and convertible notes as of December 31, 2018, and for the HELI, HELII, RAYSI and HELIII debt as of September 30, 2019 and December 31, 2018, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps on TEPIH Debt.    In March 2019, the aggregate outstanding principal amount under the TEPIH loan agreement was fully repaid and all TEPIH swaps were settled.

Interest Rate Swaps on AP6WII Debt.    In June 2019, the aggregate outstanding principal amount under the AP6WII warehouse credit facility was fully repaid and all AP6WII swaps were settled.

Interest Rate Swaps on TEPH Debt.    In September 2019, TEPH entered into interest rate swaps for an aggregate notional amount of $16.2 million with a fixed interest rate of 1.620% to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. Beginning in October 2022, the notional amount of the interest rate swap decreases to match TEPH's estimated quarterly principal payments on the debt. The agreement became effective in September 2019 with a termination date of July 2032. No collateral was posted for the interest rate swaps as they are secured under the TEPH loan agreement.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2019		As of December 31, 2018
	Fixed Interest Rate	Aggregate Notional Amount	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
AP4	2.338%	$100,551	2.338%	$102,921
AP6WII	—%	—	2.402% - 3.254%	72,025
LAPH	3.409%	43,512	3.409%	44,205
EZOP	2.015% - 2.620%	47,542	1.900% - 3.014%	55,290
TEPIH	—%	—	2.350% - 3.104%	99,536
TEPIIH	2.310% - 3.383%	197,463	2.995% - 3.383%	54,675
TEPH	1.620%	16,225	—%	—
Total		$405,293		$428,652

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Other assets	$—	$270
Other current liabilities	(520)	—
Other long-term liabilities	(37,633)	(8,161)
Total, net	$(38,153)	$(7,891)

We did not designate the interest rate swaps and swaptions as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and swaptions as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Realized (gain) loss	$265	$168	$12,637	$(10)
Unrealized (gain) loss	12,813	(6,989)	30,262	(20,647)
Total	$13,078	$(6,821)	$42,899	$(20,657)

(9) Income Taxes

Our effective income tax rate is 0% for the three and nine months ended September 30, 2019 and 2018. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions related to open examination or other Internal Revenue Service ("IRS") issues and determined there were none. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2019 and December 31, 2018 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years 2012 through 2018 remain subject to examination by the IRS and the states and territories in which we operate.

(10) Related-Party Transactions

Sunnova Debt.    Certain of our affiliates who have representatives on our Board were holders of the senior secured notes and the convertible notes. In connection with our IPO we redeemed the senior secured notes for cash and the holders of the convertible notes converted the principal amount plus accrued and unpaid interest into shares of common stock. See Note 7, Long-Term Debt. We have classified these related transactions as such in the unaudited condensed consolidated balance sheet

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2018, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.

Promissory Notes.    In March 2018, we entered into a bonus agreement with an executive officer providing that each year beginning in January 2019, one-fourth of the outstanding loan balance (and related accrued and unpaid interest) under the promissory notes executed by that officer and an entity controlled by that officer, in favor of Sunnova Energy Corporation, in combined aggregate principal amounts totaling $1.7 million (the "Officer Notes"), was to be forgiven provided that officer remained employed through the applicable forgiveness date, such that the full amount of the Officer Notes would be forgiven as of January 2022. In January 2019, one-fourth of the balance of the Officer Notes was forgiven. In June 2019, as additional bonus compensation, the remaining principal and interest in the amount of $1.4 million associated with the Officer Notes was forgiven and Sunnova Energy Corporation agreed to pay the officer a bonus to reimburse the officer for the expected tax liability associated with such forgiveness of $892,000, which was paid in August 2019.

(11) Redeemable Noncontrolling Interests

In January 2019, we admitted tax equity investors as the Class A members of Sunnova TEP III, LLC ("TEPIII"), a subsidiary of Sunnova TEP III Manager, LLC which is the Class B member of TEPIII. The Class A members made a total capital commitment of $50.0 million. In June 2019, the Class A member of Sunnova TEP II, LLC increased its commitment from $30.0 million to $45.0 million. In August 2019, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-A, LLC ("TEPIVA"), a subsidiary of Sunnova TEP IV-A Manager, LLC, which is the Class B member of TEPIVA. The Class A member made a total capital commitment of $75.0 million. The carrying values of the redeemable noncontrolling interests were equal to the redemption values as of September 30, 2019 and December 31, 2018, with the exception of TEPIVA, for which we are not required to carry a redemption value.

(12) Stockholders' Equity

Series A and Series C Convertible Preferred Stock

In connection with our IPO we converted 108,138,971 shares (or 46,351,877 shares as adjusted for the Reverse Stock Split) of our Series A convertible preferred stock and 32,958,645 shares (or 14,127,140 shares as adjusted for the Reverse Stock Split) of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock.

Series A Common Stock

In connection with our IPO our Series A common stock was redesignated as common stock.

Series B Common Stock

In connection with our IPO we converted 23,870 shares of our non-voting Series B common stock, which represented all the outstanding shares of our Series B common stock, into 23,870 shares of our voting Series A common stock.

Common Stock

On July 24, 2019, we priced 14,000,000 shares of common stock in our IPO at a public offering price of $12.00 per share and on July 25, 2019 our common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' exercise of their option to purchase additional shares. We received aggregate net proceeds from our IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. We recorded the offering costs in other assets in our consolidated balance sheets until closing, at which time the costs were reclassified to additional paid-in capital—common stock.

We used a portion of the net proceeds from our IPO to redeem our senior secured notes. See Note 7, Long-Term Debt. We plan to use the remaining net proceeds from our IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Equity-Based Compensation

Effective December 2013 and January 2015, we established and adopted two stock option plans (collectively, the "Prior Plans") after approval by our Board. The Prior Plans provided the aggregate number of shares of common stock that may be issued pursuant to options shall not exceed 26,032 shares. No further awards may be made under the Prior Plans.

Effective March 2016, we established and adopted a new stock option plan (the "2016 Plan") after approval by our Board. The 2016 Plan allowed for the issuance of non-qualified and incentive stock options. The 2016 Plan provided the aggregate number of shares of common stock that may be issued pursuant to options shall not exceed 4,288,950 shares. No further awards may be made under the 2016 Plan.

In connection with our IPO approximately 50% of the non-vested stock options outstanding at that time, or 995,517 stock options, became exercisable and the vesting terms for all remaining stock options were amended so all stock options will be fully vested on the first anniversary of the closing date of our IPO. We recorded an additional $3.2 million of expense in July 2019 related to the accelerated vesting periods. In addition, the stock options awarded under the Prior Plans and the 2016 Plan were adjusted for the Reorganization. The adjusted awards are subject to the same vesting conditions applicable to the awards immediately prior to the Reorganization.

In connection with our IPO our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The number of shares available for issuance under the LTIP will be increased on the first day of each fiscal year beginning in 2020, in an amount equal to the lesser of (a) a number of shares such that the total number of shares that remain available for additional grants under the LTIP equals five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (b) such number of shares determined by our Board. Awards granted under the LTIP contain a service condition and cease vesting for employees, consultants and directors upon termination of employment or service. During the three and nine months ended September 30, 2019, we granted 1,406,061 restricted stock units to certain employees with a grant date fair value of $16.8 million, which will be recognized ratably over the applicable vesting period of each award (either one year, three years or seven years).

The Prior Plans and the 2016 Plan will only allow for settlement of stock options by the issuance of common stock and restricted stock units issued under the LTIP can generally only be settled by the issuance of common stock. Therefore, we classify the stock options and restricted stock units as equity awards. A third-party appraisal firm is used for valuation purposes as deemed necessary by us. We recognize the fair value of equity-based compensation awards as compensation cost in the financial statements, beginning on the grant date. We base compensation cost on the fair value of the awards we expect to vest, recognized over the service period, and adjusted for actual forfeitures that occur before vesting. During the three months ended September 30, 2019 and 2018, we recognized $6.0 million and $774,000, respectively, of compensation expense relating to equity-based compensation awards. During the nine months ended September 30, 2019 and 2018, we recognized $7.0 million and $2.2 million, respectively, of compensation expense relating to equity-based compensation awards.

Stock Options

We used the following assumptions to apply the Black-Scholes option-pricing model to options granted during the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
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

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stock dividends within the relevant time frame. The expected term has been estimated using the average of the contractual term and weighted average life of the options. The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2018	4,808,390	$15.90	8.09		$129
Granted	94,295	$13.58	9.32	$3.11
Exercised	(2,143)	$1.85			$19
Forfeited	(585,518)	$15.89		$3.49
Outstanding, September 30, 2019	4,315,024	$15.86	7.34		$232
Exercisable, September 30, 2019	3,343,985	$15.86	7.14		$232
Vested and expected to vest, September 30, 2019	4,315,024	$15.86	7.34		$232
Non-vested, September 30, 2019	971,039			$3.52

The number of stock options that vested during the three months ended September 30, 2019 and 2018 was 1,020,026 and 1,016, respectively. The number of stock options that vested during the nine months ended September 30, 2019 and 2018 was 1,764,125 and 577,594, respectively. The grant date fair value of stock options that vested during the three months ended September 30, 2019 and 2018 was $3.6 million and an insignificant amount, respectively. The grant date fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $6.0 million and $1.8 million, respectively. As of September 30, 2019, there was $2.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 0.4 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2018	—
Granted	1,406,061	$11.96
Forfeited	(5,416)	$12.00
Outstanding, September 30, 2019	1,400,645	$11.96

No restricted stock units vested during the three and nine months ended September 30, 2019. As of September 30, 2019, there was $15.4 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 2.5 years.

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(14) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(37,590)	$(6,634)	$(126,842)	$(33,418)
Dividends earned on Series A convertible preferred stock	—	(9,437)	(19,271)	(26,765)
Dividends earned on Series C convertible preferred stock	—	(1,794)	(5,454)	(3,340)
Deemed dividends on convertible preferred stock exchange	—	—	—	(19,332)
Net loss attributable to common stockholders—basic and diluted	$(37,590)	$(17,865)	$(151,567)	$(82,855)

Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(2.07)	$(5.77)	$(9.60)
Weighted average common shares outstanding—basic and diluted	60,890,129	8,634,541	26,245,493	8,634,484

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock option awards	5,277,414	4,643,750	4,693,647	4,139,837
Convertible preferred stock	18,337,539	54,801,458	45,405,229	51,247,129

(15) Commitments and Contingencies

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

Performance Guarantee Obligations.    As of September 30, 2019, we recorded $5.7 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which we include $3.9 million in other current liabilities and $1.8 million in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2018, we recorded $6.0 million relating to these guarantees, of which $2.6 million is included in other current liabilities and $3.5 million is included in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of September 30,
	2019	2018
	(in thousands)
Balance at beginning of period	$6,044	$4,173
Accruals for obligations issued	2,259	2,314
Settlements made in cash	(2,628)	(1,047)
Balance at end of period	$5,675	$5,440

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and certain other office equipment under finance leases. The following table presents the detail of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating lease expense	$344	$243	$914	$729
Finance lease amortization of right-of-use assets	2	—	6	—
Short-term lease expense	11	14	34	31
Variable lease expense	268	180	731	527
Sublease income	(18)	(12)	(55)	(51)
Total	$607	$425	$1,630	$1,236

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Right-of-use assets:
Operating leases	$9,869	$2,586
Finance leases	6	—
Total right-of-use assets	$9,875	$2,586

Current lease liabilities:
Operating leases	$524	$871
Finance leases	7	—
Long-term leases liabilities
Operating leases	9,657	2,083
Total lease liabilities	$10,188	$2,954

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$819	$650
Financing cash flows from finance leases	7	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,053	—
Finance leases	13	—

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30,
	2019	2018
Weighted average remaining lease term (years):
Operating leases	9.68	3.64
Finance leases	0.92	—
Weighted average discount rate:
Operating leases	3.94%	4.62%
Finance leases	4.26%	—%

Future minimum lease payments under our non-cancelable leases as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2019	$368	$2
2020	1,019	5
2021	1,521	—
2022	1,559	—
2023	1,594	—
2024 and thereafter	9,234	—
Total	15,295	7
Amount representing interest	(2,703)	—
Amount representing leasehold incentives	(2,411)	—
Present value of future payments	10,181	7
Current portion of lease liability	(524)	(7)
Long-term portion of lease liability	$9,657	$—

Future minimum lease payments under our non-cancelable leases as of December 31, 2018 were as follows:

Operating Leases
(in thousands)
2019	$989
2020	842
2021	863
2022	512
2023	—
2024 and thereafter	—
Total	3,206
Amount representing interest	(252)
Present value of future payments	2,954
Current portion of lease liability	(871)
Long-term portion of lease liability	$2,083

Letters of Credit.    In connection with various security arrangements for an office lease and merchant banking activities, we have letters of credit outstanding of $725,000 as of September 30, 2019 and December 31, 2018. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash.

Guarantees or Indemnifications.    We enter into contracts that include indemnifications and guarantee provisions. In general, we enter into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include dealer agreements, debt

NOTES TO SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreements, asset purchases and sales agreements, service agreements and procurement agreements. We are unable to estimate our maximum potential exposure under these agreements until an event triggering payment occurs. We do not expect to make any material payments under these agreements.

Dealer Commitments.    As of September 30, 2019, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $32.4 million. Under these agreements, we paid $9.7 million and $31.7 million, during the three and nine months ended September 30, 2019, respectively, and could be obligated to pay a maximum of approximately $26.3 million in 2020, $24.2 million in 2021, $25.2 million in 2022 and $1.0 million in 2023, excluding additional amounts payable on a per watt basis if even higher thresholds are met.

Purchase Commitments.    In August 2019, we amended an agreement with a supplier in which we agreed to purchase a minimum amount of energy storage systems for five years. These purchases are recorded to inventory within other current assets in the consolidated balance sheets. Under this agreement, we could be obligated to make minimum purchases of approximately $6.1 million during the remainder of 2019, $25.2 million in 2020, $27.4 million in 2021, $27.2 million in 2022, $27.1 million in 2023 and $20.2 million in 2024.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of September 30, 2019 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2019	$2,650
2020	3,835
2021	3,269
2022	11
2023	—
2024 and thereafter	—
Total	$9,765

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving more than 72,000 customers in more than 20 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers’ solar energy and energy storage systems on our behalf. Our focus on our dealer model enables us to leverage our dealers’ specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices and technical oversight and expertise. We believe this structure provides operational flexibility and lower fixed costs relative to our peers, furthering our competitive advantage.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 525 megawatts of generation capacity and serving more than 72,000 customers.

Recent Developments

On July 24, 2019, we priced 14,000,000 shares of our common stock at a public offering price of $12.00 per share and on July 25, 2019 our shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". We completed our initial public offering on July 29, 2019 (our "IPO"). On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' exercise of their option to purchase additional shares. We received aggregate net proceeds from our IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million.

In connection with our IPO we completed a series of recapitalization transactions as follows:

•
we decreased the total number of outstanding shares with a 1 for 2.333 reverse stock split effective July 29, 2019 (the "Reverse Stock Split"). All current and past period amounts stated herein have given effect to the Reverse Stock Split;

•
we converted 108,138,971 shares (or 46,351,877 shares as adjusted for the Reverse Stock Split) of our Series A convertible preferred stock and 32,958,645 shares (or 14,127,140 shares as adjusted for the Reverse Stock Split) of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock;

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

•
holders of the 2018 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares (or 1,422,767 shares as adjusted for the Reverse Stock Split) of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares (or 1,120,360 shares as adjusted for the Reverse Stock Split) of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock;

•
we implemented an internal reorganization that resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation (the "Reorganization"). In connection with the Reorganization, a direct, wholly-owned subsidiary of SEI merged with and into Sunnova Energy Corporation, with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the Reorganization, by virtue of the Reorganization and without any action on the part of the holders thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as each such corresponding share of Sunnova Energy Corporation stock being converted with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the Reorganization, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the Reorganization became a stockholder of SEI;

•
approximately 50% of the non-vested stock options outstanding at that time, or 995,517 stock options, became exercisable and the vesting terms for all remaining stock options were amended so all stock options will be fully vested on the first anniversary of the closing date of our IPO. We recorded an additional $3.2 million of expense in July 2019 related to the accelerated vesting periods; and

•
our board of directors ("Board") adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The awards vest over a period of either one year, three years or seven years.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. We do not securitize the investment tax credit ("ITC", as defined under Section 48(a) of the Internal Revenue Code of 1986, as amended) incentives associated with the solar energy systems as part of these arrangements. We use the cash flows these solar energy systems generate to service the quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for inverter replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the lenders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. Since inception, we have issued $824.6 million in solar asset-backed and solar loan-backed notes as of September 30, 2019.

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

We have determined we are the primary beneficiary in these partnership flip structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the tax equity investors’ share of the net assets of the tax equity funds as redeemable noncontrolling interests in our consolidated balance sheets. These income or loss allocations, reflected in our consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net loss to net income, or vice versa, from quarter to quarter.

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

Since inception, we have received commitments of $324.5 million as of September 30, 2019 through the use of tax equity funds, of which an aggregate of $270.6 million has been funded. In May 2019 and June 2019, we received non-binding indications of interest for up to $150.0 million and $185.7 million, respectively, of additional tax equity funds from third parties, of which $75.0 million was closed in August 2019.

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

	As of September 30, 2019	As of December 31, 2018	Change
Number of customers	72,600	60,300	12,300

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of customers (excluding loan agreements)	61,500	50,700	58,300	47,900
Weighted average number of customers with loan agreements	8,900	4,600	7,800	3,700
Weighted average number of customers	70,400	55,300	66,100	51,600

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, realized and unrealized gains and losses on fair value option instruments and other non-cash items such as asset retirement obligation ("ARO") accretion expense and non-cash compensation expense.

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

We believe Adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. These adjustments are intended to exclude items that are not indicative of the ongoing operating performance of the business. Adjusted EBITDA is also used by our management for internal planning purposes, including our consolidated operating budget, and by our Board in setting performance-based compensation targets. Adjusted EBITDA should not be considered an alternative to but viewed in conjunction with GAAP results, as we believe it provides a more complete understanding of ongoing business performance and trends than GAAP measures alone. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(34,369)	$(6,647)	$(119,672)	$(29,307)
Interest expense, net	30,884	9,416	99,855	25,123
Interest expense, net—affiliates	701	2,398	4,098	7,245
Interest income	(3,407)	(1,763)	(8,868)	(4,373)
Depreciation expense	12,348	10,650	34,987	29,000
Amortization expense	8	33	20	100
EBITDA	6,165	14,087	10,420	27,788
Non-cash compensation expense (1)	5,980	916	8,251	2,466
ARO accretion expense	349	278	989	891
Financing deal costs	60	(3)	1,028	1,338
Disaster losses and related charges, net	54	(182)	54	430
IPO costs	1,758	80	3,804	81
Loss on extinguishment of long-term debt, net—affiliates	—	—	10,645	—
Unrealized (gain) loss on fair value option instruments	(437)	—	97	—
Realized loss on fair value option instruments	730	—	730	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	241	—	255	—
Legal settlements	967	150	1,260	150
Adjusted EBITDA	$15,867	$15,326	$37,533	$33,144

(1)
Amount includes non-cash effect of equity-based compensation plans of $6.0 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $7.0 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $0.1 million for the three months ended September 30, 2018 and $1.3 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Interest Income and Principal Payments from Customer Notes Receivable. Under our loan agreements, the customer obtains financing for the purchase of a solar energy system from us, and we agree to operate and maintain the solar energy system throughout the duration of the agreement. Pursuant to the terms of the loan agreement, the customer makes scheduled principal and interest payments to us and has the option to prepay principal at any time in part or in full. Whereas we typically recognize payments from customers under our leases and PPAs as revenue, we recognize payments received from customers under our loan agreements (a) as revenue, to the extent attributable to payments for operations and maintenance services provided by us; (b) as interest income, to the extent attributable to earned interest on the contract that financed the customer’s purchase of the solar energy system; and (c) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer’s purchase of the solar energy system.

While Adjusted EBITDA effectively captures the operating performance of our leases and PPAs, it only reflects the service portion of the operating performance under our loan agreements. We do not consider our types of solar service agreements differently when evaluating our operating performance. In order to present a measure of operating performance that provides comparability without regard to the different accounting treatment among our three types of solar service agreements, we consider interest income from customer notes receivable and principal proceeds from customer notes receivable, net of related revenue as key performance metrics. We believe these two metrics together provides a more meaningful and more uniform method of analyzing our operating performance when viewed in light of our other key performance metrics across the three primary types of solar service agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income from customer notes receivable	$3,136	$1,672	$8,156	$4,160
Principal proceeds from customer notes receivable, net of related revenue	$4,333	$1,718	$12,986	$5,098

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable and distributions to redeemable noncontrolling interests less payments to dealers for exclusivity and other bonus arrangements, inventory purchases and payments of non-capitalized costs related to our IPO. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(74,538)	$(25,242)
Principal proceeds from customer notes receivable	14,072	5,733
Distributions to redeemable noncontrolling interests	(6,289)	(1,322)
Payments to dealers for exclusivity and other bonus arrangements	31,733	—
Inventory purchases	12,568	7,287
Payments of non-capitalized costs related to IPO	4,060	—
Adjusted Operating Cash Flow	$(18,394)	$(13,544)

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, non-cash compensation expense, ARO accretion expense, financing deal costs, disaster losses and related charges, net, IPO costs, amortization of payments to dealers for exclusivity and other bonus arrangements and legal settlements. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per customer data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$42,513	$27,025	$111,057	$80,489
Depreciation expense	(12,348)	(10,650)	(34,987)	(29,000)
Amortization expense	(8)	(33)	(20)	(100)
Non-cash compensation expense	(5,980)	(916)	(8,251)	(2,466)
ARO accretion expense	(349)	(278)	(989)	(891)
Financing deal costs	(60)	3	(1,028)	(1,338)
Disaster losses and related charges, net	(54)	182	(54)	(430)
IPO costs	(1,758)	(80)	(3,804)	(81)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(241)	—	(255)	—
Legal settlements	(967)	(150)	(1,260)	(150)
Adjusted Operating Expense	$20,748	$15,103	$60,409	$46,033
Adjusted Operating Expense per weighted average customer	$295	$273	$914	$892

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

The following table presents the calculation of estimated gross contracted customer value as of September 30, 2019 and December 31, 2018, calculated using a 6% discount rate.

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Estimated gross contracted customer value	$1,739	$1,476

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

Estimated Gross Contracted Customer Value
	As of September 30, 2019
	Discount rate
Cumulative customer loss rate	4%	6%	8%
	(in millions)
5%	$1,983	$1,712	$1,504
0%	$2,018	$1,739	$1,525

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception to September 30, 2019, we have raised over $4.0 billion in indebtedness, tax equity funds and preferred equity. With respect to tax equity, there are a limited number of potential tax equity investors and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the ITC. The amount for the ITC is equal to 30% of the value of eligible solar property. By statute, the ITC percentage is scheduled to decrease to 26% on January 1, 2020, 22% on January 1, 2021 and 10% on January 1, 2022. This reduction in the ITC may reduce our use of tax equity financing in the future unless the ITC is extended, increased or replaced. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

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

If the solar energy system does not produce the guaranteed production amount, we may be required to provide a bill credit or refund a portion of the previously remitted customer payments, where the bill credit or repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These bill credits or remittances of a customer’s payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 15, Commitments and Contingencies, to our interim unaudited condensed consolidated financial statements ("interim financial statements") included elsewhere in this Quarterly Report on Form 10-Q.

Loan Agreements. We recognize payments received from customers under loan agreements (a) as revenue, to the extent attributable to payments for operations and maintenance services provided by us, which are recognized on a straight-line basis over the term of the contract; (b) as interest income, to the extent attributable to earned interest on the contract; and (c) as a reduction of a note receivable included in current and long-term assets, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract. Similar to our lease agreements, we have provided customers under our loan agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output.

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

Other Revenue. Other revenue includes certain state incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state incentives in the periods in which they are incurred. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically five years.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs paid to third parties for maintaining and servicing the solar energy systems, property insurance and property taxes. In addition, operations and maintenance expense includes impairments due to disaster losses, losses on disposals and other impairments net of insurance proceeds recovered under our business interruption and property damage insurance coverage for disasters, such as hurricane Maria, which occurred in Puerto Rico in September 2017 and for which we incurred charges through the fourth quarter of 2018.

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

Loss on Extinguishment of Long-Term Debt, Net—Affiliates. Loss on extinguishment of long-term debt, net—affiliates resulted from the GAAP treatment of the amendment to the senior secured notes in April 2019 and represents the difference between the net carrying value of the senior secured notes prior to the amendment and the fair value of the notes after the amendment as discussed in Note 7, Long-Term Debt, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Income) Expense. Other (income) expense primarily represents changes in the fair value of the senior secured notes.

Income Tax. We account for income taxes under Accounting Standards Codification ("ASC") 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have provided a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. Currently, there is no provision for income taxes as we have incurred losses to date.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests represents third-party interests in the net assets of certain consolidated subsidiaries.

Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$36,615	$30,429	$6,186

Operating expense:
Cost of revenue—depreciation	10,942	9,349	1,593
Cost of revenue—other	1,186	614	572
Operations and maintenance	1,925	(96)	2,021
General and administrative	28,509	17,170	11,339
Other operating income	(49)	(12)	(37)
Total operating expense, net	42,513	27,025	15,488

Operating income (loss)	(5,898)	3,404	(9,302)

Interest expense, net	30,884	9,416	21,468
Interest expense, net—affiliates	701	2,398	(1,697)
Interest income	(3,407)	(1,763)	(1,644)
Other expense	293	—	293
Loss before income tax	(34,369)	(6,647)	(27,722)

Income tax	—	—	—
Net loss	(34,369)	(6,647)	(27,722)
Net income (loss) attributable to redeemable noncontrolling interests	3,221	(13)	3,234
Net loss attributable to stockholders	$(37,590)	$(6,634)	$(30,956)

Revenue

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
PPA revenue	$14,329	$11,508	$2,821
Lease revenue	10,238	8,452	1,786
Solar renewable energy certificate revenue	10,603	9,944	659
Loan revenue	418	251	167
Other revenue	1,027	274	753
Total	$36,615	$30,429	$6,186

Revenue increased by $6.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of an increased number of systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 50,700 for the three months ended September 30, 2018 to approximately 61,500 for the three months ended September 30, 2019. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $399 per customer for the three months ended September 30, 2018 to $416 per customer for the same period in 2019 (4% increase). The quarter over quarter difference in revenue per customer was affected by (a) the market mix of portfolio and relative yields in those markets, (b) weather variability and (c) the impact of hurricane Maria on Puerto Rico revenues (for which billing was largely curtailed for approximately two months beginning in September 2017 and then gradually increased over time until billing was materially resumed by August 2018) which are relatively higher per customer. SREC revenue increased by $0.7 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily as a result of an increase in the number of solar energy systems being placed in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are affected by the total number of systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenue under our loan agreements decreased from $55 per customer for the three months ended September 30, 2018 to $47 per customer for the same period in 2019 (14% decrease) primarily due to market changes.

Cost of Revenue—Depreciation

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—depreciation	$10,942	$9,349	$1,593

Cost of revenue—depreciation increased by $1.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 50,700 for the three months ended September 30, 2018 to approximately 61,500 for the three months ended September 30, 2019. On a weighted average number of customers basis, cost of revenue—depreciation remained relatively flat at $184 per customer for the three months ended September 30, 2018 compared to $178 per customer for the same period in 2019.

Cost of Revenue—Other

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—other	$1,186	$614	$572

Cost of revenue—other increased by $0.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by increases in costs related to energy storage systems of $0.4 million as a result of the introduction of energy storage systems as a new product offering in late 2018.

Operations and Maintenance Expense

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operations and maintenance	$1,925	$(96)	$2,021

Operations and maintenance expense increased by $2.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to $2.2 million of business interruption proceeds related to the insurance settlement reached in September 2018 for hurricane Maria. Operations and maintenance expense per customer, excluding net disaster losses, decreased to $30 per customer for the three months ended September 30, 2019 compared to $49 per customer for the three months ended September 30, 2018 as a result of operational efficiencies.

General and Administrative Expense

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
General and administrative	$28,509	$17,170	$11,339

General and administrative expense increased by $11.3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increases in payroll and employee related expenses of $6.1 million primarily due to additional non-cash compensation expense in connection with our IPO, IPO costs of $1.7 million and insurance expenses of $1.4 million.

Interest Expense, Net

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense, net	$30,884	$9,416	$21,468

Interest expense, net increased by $21.5 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by increases in unrealized loss on interest rate swaps of $19.8 million and interest expense of $2.2 million due to an increase in the principal debt balance after entering into new financing arrangements.

Interest Expense, Net—Affiliates

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense, net—affiliates	$701	$2,398	$(1,697)

Interest expense, net—affiliates decreased by $1.7 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest income	$3,407	$1,763	$1,644

Interest income increased by $1.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by the increase in the weighted average number of customers with loan agreements from approximately 4,600 for the three months ended September 30, 2018 to approximately 8,900 for the three months ended September 30, 2019. On a weighted average number of customers basis, loan interest income remained relatively flat at $363 per customer for the three months ended September 30, 2018 compared to $352 per customer for the three months ended September 30, 2019 (3% decrease).

Income Tax

We do not have income tax expense or benefit due to a full valuation allowance recorded for the three months ended September 30, 2019 and 2018. See "—Components of Results of Operations—Income Tax".

Net Income Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests increased by $3.2 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in the accretion of the redemption value of $1.7 million and an increase in income attributable to redeemable noncontrolling interests of $1.5 million, both due to tax equity funds added in 2018 and 2019.

Results of Operations—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$97,942	$79,176	$18,766

Operating expense:
Cost of revenue—depreciation	30,820	25,468	5,352
Cost of revenue—other	2,914	1,474	1,440
Operations and maintenance	6,468	4,495	1,973
General and administrative	70,984	49,103	21,881
Other operating income	(129)	(51)	(78)
Total operating expense, net	111,057	80,489	30,568

Operating loss	(13,115)	(1,313)	(11,802)

Interest expense, net	99,855	25,123	74,732
Interest expense, net—affiliates	4,098	7,245	(3,147)
Interest income	(8,868)	(4,373)	(4,495)
Loss on extinguishment of long-term debt, net—affiliates	10,645	—	10,645
Other (income) expense	827	(1)	828
Loss before income tax	(119,672)	(29,307)	(90,365)

Income tax	—	—	—
Net loss	(119,672)	(29,307)	(90,365)
Net income attributable to redeemable noncontrolling interests	7,170	4,111	3,059
Net loss attributable to stockholders	$(126,842)	$(33,418)	$(93,424)

Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
PPA revenue	$37,895	$30,255	$7,640
Lease revenue	29,496	23,833	5,663
Solar renewable energy certificate revenue	26,911	23,806	3,105
Loan revenue	1,152	653	499
Other revenue	2,488	629	1,859
Total	$97,942	$79,176	$18,766

Revenue increased by $18.8 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of an increased number of systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 47,900 for the nine months ended September 30, 2018 to approximately 58,300 for the nine months ended September 30, 2019. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $1,142 per customer for the nine months ended September 30, 2018 to $1,199 per customer for the same period in 2019 (5% increase). The year over year difference in revenue per customer was affected by (a) the market mix of portfolio and relative yields in those markets, (b) weather variability and (c) the impact of hurricane Maria on Puerto Rico revenues (for which billing was largely curtailed for approximately two months beginning in September 2017 and then gradually increased over time until billing was materially resumed by August 2018) which are relatively higher per customer. SREC revenue increased by $3.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily as a result of an increase in the number of solar energy systems being placed in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are affected by the total number of systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements decreased from $176 per customer for the nine months ended September 30, 2018 to $148 per customer for the same period in 2019 (16% decrease) primarily due to market changes.

Cost of Revenue—Depreciation

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—depreciation	$30,820	$25,468	$5,352

Cost of revenue—depreciation increased by $5.4 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 47,900 for the nine months ended September 30, 2018 to approximately 58,300 for the nine months ended September 30, 2019. On a weighted average number of customers basis, cost of revenue—depreciation remained relatively flat at $532 per customer for the nine months ended September 30, 2018 compared to $529 per customer for the same period in 2019.

Cost of Revenue—Other

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cost of revenue—other	$2,914	$1,474	$1,440

Cost of revenue—other increased by $1.4 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily driven by increases in costs related to energy storage systems of $1.0 million as a result of the introduction of energy storage systems as a new product offering in late 2018.

Operations and Maintenance Expense

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Operations and maintenance	$6,468	$4,495	$1,973

Operations and maintenance expense increased by $2.0 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to $2.7 million of business interruption proceeds related to the insurance settlement reached in September 2018 for hurricane Maria. Operations and maintenance expense per customer, excluding net disaster losses, decreased to $110 per customer for the nine months ended September 30, 2019 compared to $154 per customer for the nine months ended September 30, 2018 as a result of operational efficiencies.

General and Administrative Expense

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
General and administrative	$70,984	$49,103	$21,881

General and administrative expense increased by $21.9 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases in payroll and employee related expenses of $9.0 million due to the hiring of personnel to support growth and additional non-cash compensation expense in connection with our IPO, IPO costs of $3.7 million, consultants, contractors and professional fees of $2.8 million, insurance expenses of $1.6 million, marketing and communications expenses of $1.2 million, legal and settlement expenses of $1.0 million, travel and related business expenses of $0.7 million, depreciation expense not related to solar energy systems of $0.6 million and bad debt expense of $0.6 million.

Interest Expense, Net

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense, net	$99,855	$25,123	$74,732

Interest expense, net increased by $74.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily driven by increases in unrealized loss on interest rate swaps of $50.9 million, realized loss on interest rate swaps of $12.6 million, interest expense of $7.8 million due to an increase in the principal debt balance after entering into new financing arrangements and amortization of deferred financing costs of $2.3 million due to accelerated amortization from early pay-offs and retirement of debt in March 2019.

Interest Expense, Net—Affiliates

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest expense, net—affiliates	$4,098	$7,245	$(3,147)

Interest expense, net—affiliates decreased by $3.1 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in interest expense due to a decrease in the principal debt balance between the periods and due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Interest income	$8,868	$4,373	$4,495

Interest income increased by $4.5 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily driven by the increase in the weighted average number of customers with loan agreements from approximately 3,700 for the nine months ended September 30, 2018 to approximately 7,800 for the nine months ended September 30, 2019. On a weighted average number of customers basis, loan interest income decreased from $1,124 per customer for the nine months ended September 30, 2018 to $1,046 per customer for the nine months ended September 30, 2019 (7% decrease) due to the fact that interest for the first 18 months on systems placed in service starting in July 2017 are based on 70% of the total amount financed under the loan, as the other 30% is interest free prior to the due date of the 30% prepayment typically due on the 18th month; while interest on systems placed in service in prior periods was based on the entire financed amount.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates increased by $10.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax

We do not have income tax expense or benefit due to a full valuation allowance recorded for the nine months ended September 30, 2019 and 2018. See "—Components of Results of Operations—Income Tax".

Net Income Attributable to Redeemable Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests increased by $3.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in income attributable to redeemable noncontrolling interests due to tax equity funds added in 2018 and 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had total cash of $109.3 million, of which $51.0 million was unrestricted, and $209.3 million of available borrowing capacity under our various financing arrangements. On July 24, 2019, we priced 14,000,000 shares of our common stock at a public offering price of $12.00 per share and on July 25, 2019 our shares of common stock began trading on the New York Stock Exchange under the symbol "NOVA". On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' exercise of their option to purchase additional shares. We received aggregate net proceeds from our IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. We used a portion of the net proceeds from our IPO to redeem our senior secured notes due March 2021, of which $56.2 million aggregate principal amount was outstanding. The aggregate redemption price for all our senior secured notes was approximately $57.1 million, which included accrued and unpaid cash interest and pay-in-kind interest to the date of redemption. We plan to use the remaining net proceeds from our IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations, and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings and other potential debt and equity financing sources. As of September 30, 2019, we were in compliance with all debt covenants under our financing arrangements.

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

Tax Equity Fund Commitments

As of September 30, 2019, we had undrawn committed capital of approximately $42.2 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on the attractiveness of establishing new tax equity funds, including the availability and size of Section 48(a) ITCs, and on the investor demand for such funding. In May 2019 and June 2019, we received non-binding indications of interest for up to $150.0 million and $185.7 million, respectively, of additional tax equity funds from third parties, of which $75.0 million was closed in August 2019.

TEPIIH Financing

In August 2018, one of our subsidiaries entered into a credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended and restated in March 2019 and further amended in September 2019. Under the credit facility, the subsidiary may borrow up to an initial $150.0 million with a maximum commitment amount of $250.0 million based on the aggregate value of solar assets owned by the borrower’s subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. As of September 30, 2019, we had no available borrowing capacity under the credit facility.

TEPH Financing

In September 2019, one of our subsidiaries entered into a credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. Under the credit facility, the subsidiary may borrow up to an initial $100.0 million with a maximum commitment amount of $150.0 million based on the aggregate value of solar assets owned by the borrower’s subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. As of September 30, 2019, we had $66.4 million of available borrowing capacity under the credit facility.

Warehouse Securitization Financings

In April 2017, one of our subsidiaries entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended and restated in March 2019 and further amended in September 2019. Under the amended credit facility, the subsidiary may borrow up to $200.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. As of September 30, 2019, we had $142.9 million of available borrowing capacity under the credit facility.

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

In July 2014, one of our subsidiaries entered into a collateral-based financing agreement with Texas Capital Bank, N.A., as administrative agent, and the lenders party thereto. As of September 30, 2019, there was no available borrowing capacity under the debt agreement. The credit facility requires payments of excess cash flows to reduce the outstanding principal balance of the loan beginning in June 2019, which would reduce our liquidity. In April 2019, we contributed approximately $0.1 million to our subsidiary as an equity cure of an event of default under the credit facility caused by a failure of the subsidiary to comply with a debt covenant regarding the ratio of consolidated EBITDA to debt service for the four quarters ending on March 31, 2019. We are only permitted to exercise our equity cure right for the credit facility three times over the course of the credit facility and once in any rolling four-quarter period and there is a risk we may not be in compliance with this covenant in future quarters. In June 2019, we amended the credit facility to, among other things, (a) extend the maturity date to January 2021, (b) decrease the applicable margin for LIBOR loans to 2.50% and (c) change the debt covenant regarding the ratio of consolidated EBITDA to debt service to be calculated based on collections from customers and other cash receipts and disbursements (instead of consolidated EBITDA). In connection with this amendment we repaid $5.0 million of outstanding borrowings under this facility.

Rule 144A Securitization Financing

In June 2019, one of our subsidiaries issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar loan-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar loan-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar loan-backed notes with a maturity date of June 2046. The notes bear interest at an annual rate of 3.75%, 4.49% and 5.32% for the Class A, Class B and Class C notes, respectively.

Private Placement Securitization Financing

We have access to additional debt issuance capacity through a privately-placed asset-backed securitization. In March 2019, one of our subsidiaries entered into a note purchase agreement pursuant to which certain institutional investors committed to purchase up to $358.0 million principal amount of notes ("RAYS notes") in one or more asset-backed private placement securitizations. In March 2019, our subsidiary, the RAYS notes issuer, issued an aggregate $133.1 million principal amount of RAYS notes pursuant to this note purchase agreement. In June 2019, the RAYS notes issuer issued an aggregate $6.4 million in principal amount of RAYS notes pursuant to a supplemental note purchase agreement. The remaining commitments to purchase RAYS notes expire in March 2020 and are subject to a variety of closing conditions set forth in the related purchase agreement and indenture, including a collateral test. We may elect to add assets to the securitized pool, subject to certain requirements.

The RAYS notes issuer owns a pool of solar energy systems and related lease agreements and PPAs and ancillary rights and agreements both directly and through its interests in the managing member of one of our existing tax equity funds. The managing member of the tax equity fund guarantees the RAYS notes issuer’s obligations under the RAYS notes. In addition, the RAYS notes issuer has pledged its interests in the managing member and the managing member has pledged its interests in the tax equity fund as security for the issuer’s obligations under the RAYS notes and for the guarantee, respectively. We expect the engineering, procurement and construction cost related to the securitized pool of assets would be financed approximately evenly between tax equity and non-recourse debt in the form of asset-backed notes, assuming a 30% ITC. This is representative of the way in which we seek to finance solar energy systems that are eligible for tax equity and we will seek to repeat this type of financing strategy in the future.

Convertible Notes

In April 2017, we issued and sold an aggregate principal amount of $80.0 million of our 12.00% senior secured notes in a private placement to a total of three institutional accredited investors at an issue price of 98%, for an aggregate purchase price of $78.4 million. In January 2019, the terms of these senior secured notes were amended to extend the maturity date from January 2019 to July 2019. In connection with our IPO we redeemed all the senior secured notes for an aggregate redemption price of $57.1 million in cash, which includes accrued and unpaid cash interest and pay-in-kind interest to the date of redemption.

In March 2018, we issued a subordinated convertible note for $15.0 million to Energy Capital Partners ("ECP"), which was subordinated to the senior secured notes (the "2018 Note"). In connection with our IPO ECP converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares (or 1,422,767 shares as adjusted for the Reverse Stock Split) of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock, see "Preferred Stock Conversion" below.

In June 2019, we issued a convertible note for $15.0 million to certain of our then existing shareholders with a maturity date of September 2021 (the "2019 Note"). The 2019 Note bore interest at an annual rate of 12.00%, which was only payable by increasing the outstanding principal balance of the note quarterly until maturity. Under the terms of the 2019 Note, we were not permitted to make cash payments for interest or principal on the 2019 Note until the senior secured notes had been repaid in full. The 2019 Note allowed, if a majority of holders elected, the conversion of the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note. In connection with our IPO holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares (or 1,120,360 shares as adjusted for the Reverse Stock Split) of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock, see "Preferred Stock Conversion" below.

Preferred Stock Conversion

In connection with our IPO 108,138,971 shares (or 46,351,877 shares as adjusted for the Reverse Stock Split) of our Series A convertible preferred stock and 32,958,645 shares (or 14,127,140 shares as adjusted for the Reverse Stock Split) of our Series C convertible preferred stock, which represent all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, were converted into 60,479,017 shares of our common stock.

Historical Cash Flows—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net cash used in operating activities	$(74,538)	$(25,242)	$(49,296)
Net cash used in investing activities	(389,701)	(259,832)	(129,869)
Net cash provided by financing activities	486,464	303,224	183,240
Net increase in cash and restricted cash	$22,225	$18,150	$4,075

Operating Activities

Net cash used in operating activities increased by $49.3 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is primarily a result of increased payments made to dealers for exclusivity and other bonus arrangements and increased purchases of inventory with net outflows of $31.7 million and $12.6 million, respectively, in the nine months ended September 30, 2019 compared to an insignificant amount and $7.3 million, respectively, in the nine months ended September 30, 2018. The increase is also due to net outflows of $17.3 million in the nine months ended September 30, 2019 compared to net outflows of $2.6 million in the nine months ended September 30, 2018 based on: (a) our net loss of $119.7 million for the nine months ended September 30, 2019 excluding non-cash operating items of $102.4 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, unrealized net losses on fair value option instruments, loss on extinguishment of debt and equity-based compensation charges, results in net outflows of $17.3 million and (b) our net loss of $29.3 million for the nine months ended September 30, 2018 excluding non-cash operating items of $26.8 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, payment-in-kind interest on debt and equity-based compensation charges, results in net outflows of $2.6 million. These net differences between the two periods result in a net decrease in operating cash flows of $14.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Investing Activities

Net cash used in investing activities increased by $129.9 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is largely due to an increase in purchases of property and equipment, primarily solar energy systems, of $299.2 million in the nine months ended September 30, 2019 compared to $184.3 million in the nine months ended September 30, 2018 and payments for investments and customer notes receivable of $104.4 million in the nine months ended September 30, 2019 compared to $80.6 million in the nine months ended September 30, 2018. The increase is partially offset by proceeds from customer notes receivable of $14.1 million (of which $11.9 million was prepaid) in the nine months ended September 30, 2019 compared to $5.7 million (of which $4.9 million was prepaid) in the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities increased by $183.2 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is primarily a result of net borrowings under our debt facilities of $225.9 million in the nine months ended September 30, 2019 compared to $100.6 million in the nine months ended September 30, 2018, net proceeds related to the issuance of common stock of $164.7 million in the nine months ended September 30, 2019 compared to an insignificant amount in the nine months ended September 30, 2018 and net contributions from our redeemable noncontrolling interests of $113.1 million in the nine months ended September 30, 2019 compared to $50.1 million in the nine months ended September 30, 2018. This increase is partially offset by net payments related to the issuance of convertible preferred stock of $2.5 million in the nine months ended September 30, 2019 compared to net proceeds of $157.1 million in the nine months ended September 30, 2018 and payments of deferred financing costs and debt discounts of $11.5 million in the nine months ended September 30, 2019 compared to $3.6 million in the nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance-sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

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

Item 3. Quantitative and Qualitative Information about Market Risk

We are exposed to various market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transactions. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. For quantitative and qualitative disclosures about market risk, see "Quantitative and Qualitative Information about Market Risk" in our prospectus dated July 24, 2019 filed with the SEC pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended. A hypothetical 10% increase in our interest rates on our variable debt facilities would have increased our interest expense by $0.6 million and $2.0 million for the three and nine months ended September 30, 2019, respectively.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In connection with that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2019. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In June 2019, we issued the 2019 Note for $15.0 million to a majority of our existing shareholders, which was subordinated to the senior secured notes, with a maturity date of September 2021. The 2019 Note bore interest at an annual rate of 12.00%, which was only payable by increasing the outstanding principal balance of the 2019 Note quarterly until maturity. Under the terms of the 2019 Note, we could not make cash payments for interest or principal on the 2019 Note until the senior secured notes had been repaid in full. The 2019 Note allowed holders to convert the outstanding principal balance (including accrued paid-in-kind interest) into Series C convertible preferred stock at a rate equal to the lesser of $5.80 per share (adjusted for subsequent stock splits, combinations, recapitalizations or the like affecting convertible preferred stock) or the lowest purchase price per share of Series C convertible preferred stock issued after the date of the 2019 Note.

In connection with our IPO we completed a series of recapitalization transactions as follows:

•
we converted 108,138,971 shares (or 46,351,877 shares as adjusted for the Reverse Stock Split) of our Series A convertible preferred stock and 32,958,645 shares (or 14,127,140 shares as adjusted for the Reverse Stock Split) of our Series C convertible preferred stock, which represented all the outstanding shares of our Series A convertible preferred stock and Series C convertible preferred stock, into 60,479,017 shares of our common stock;

•	we converted 23,870 shares of our non-voting Series B common stock, which represented all the outstanding shares of our Series B common stock, into 23,870 shares of our voting Series A common stock;

•	our Series A common stock was redesignated as common stock;

•
holders of the 2018 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 3,319,312 shares (or 1,422,767 shares as adjusted for the Reverse Stock Split) of Series A convertible preferred stock, which in turn converted into 1,422,767 shares of common stock. In addition, holders of the 2019 Note converted the principal amount plus any accrued and unpaid interest as of the date of conversion into 2,613,818 shares (or 1,120,360 shares as adjusted for the Reverse Stock Split) of Series C convertible preferred stock, which in turn converted into 1,120,360 shares of common stock;

•
we implemented the Reorganization which resulted in SEI owning all the outstanding capital stock of Sunnova Energy Corporation. In connection with the Reorganization, a direct, wholly-owned subsidiary of SEI merged with and into Sunnova Energy Corporation with Sunnova Energy Corporation surviving as a direct, wholly owned subsidiary of SEI. Each share of each class of Sunnova Energy Corporation stock issued and outstanding immediately prior to the Reorganization, by virtue of the Reorganization and without any action on the part of the holders thereof, automatically converted into an equivalent corresponding share of stock of SEI, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions with respect to SEI as each such corresponding share of Sunnova Energy Corporation stock being converted with respect to Sunnova Energy Corporation. Accordingly, upon consummation of the Reorganization, each of Sunnova Energy Corporation’s stockholders immediately prior to the consummation of the Reorganization became a stockholder of SEI; and

•
we decreased the total number of outstanding shares pursuant to the Reverse Stock Split effective July 29, 2019. All current and past period amounts stated herein have given effect to the Reverse Stock Split.

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

Use of Proceeds

On July 29, 2019, we sold 14,000,000 shares of our common stock in our IPO at a public offering price of $12.00 per share. On August 19, 2019, we issued and sold an additional 865,267 shares of our common stock at a public offering price of $12.00 per share pursuant to the underwriters' exercise of their option to purchase additional shares, resulting in aggregate net proceeds from our IPO of approximately $162.3 million, after deducting underwriting discounts and commissions of approximately $10.7 million and offering expenses of approximately $5.4 million. The offer and sale of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232393), which was declared effective by the SEC on July 24, 2019. We used $57.1 million of the net proceeds from our IPO to redeem our senior secured notes. We plan to use the remaining net proceeds from our IPO for general corporate purposes, including working capital, operating expenses, capital expenditures and repayment of indebtedness. The representatives of the underwriters of our IPO were BofA Securities, Inc., J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. There has been no material change in the planned use of our IPO proceeds as described in our final prospectus filed with the SEC on July 26, 2019, pursuant to Rule 424(b) of the Securities Act.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
10.1+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.2+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).
10.3+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Stuart D. Allen (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 29, 2019).
10.4+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Walter A. Baker (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 29, 2019).
10.5+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and William J. Berger (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 29, 2019).
10.6+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Rahman D’Argenio (incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 29, 2019).
10.7+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Matthew DeNichilo (incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 29, 2019).
10.8+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Michael P. Grasso (incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 29, 2019).
10.9+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Kris W. Hillstrand (incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 29, 2019).
10.10+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Doug Kimmelman (incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 29, 2019).
10.11+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Robert L. Lane (incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 29, 2019).
10.12+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Mark Longstreth (incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 29, 2019).
10.13+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Michael C. Morgan (incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 29, 2019).
10.14+	Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and Meghan Nutting (incorporated by reference to Exhibit 10.12 to Form 8-K filed on July 29, 2019).
10.15+
Indemnification Agreement, dated July 29, 2019, by and between Sunnova Energy International Inc. and John T. Santo Salvo (incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 29, 2019).

10.16∞
Credit Agreement among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated September 6, 2019.

10.17
Fifth Amendment to Office Building Lease Agreement by and between Sunnova Energy Corporation and SCP 20 Greenway, LLC dated September 12, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2019).

10.18
Amendment No. 2 to Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, Credit Suisse AS, New York Branch, Wells Fargo Bank, National Association, U.S. Bank National Association, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated September 30, 2019.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________

+	Indicates management contract or compensatory plan.

∞	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 31, 2019	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)