Form 10-K/A
period 2019-12-31
Sunnova Energy International Inc.
filed 2020-03-06
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Sunnova Energy International Inc.'s ("Sunnova," "the Company," "we," "us" and "our") Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission ("SEC") on February 25, 2020 (the "Original Report"). This Amendment is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following provides certain information regarding the Board of Directors of Sunnova Energy International Inc. (our "Board") as of February 28, 2020:

Name	Present Position with the Company	Served as a Director Continuously Since	Age
Anne S. Andrew	Director	October 2019	64
William J. Berger	Director and Chairman of the Board, President and Chief Executive Officer	April 2019	46
Rahman D'Argenio	Director	June 2019	41
Matthew DeNichilo	Director	June 2019	35
Doug Kimmelman	Director	June 2019	59
Mark Longstreth	Director	June 2019	37
Michael C. Morgan	Director	June 2019	51
C. Park Shaper	Director	June 2019	51
Scott D. Steimer	Director	June 2019	30

Anne Slaughter Andrew was appointed to our Board on October 16, 2019. Ms. Andrew is an accomplished executive, lawyer, entrepreneur and diplomat whose career has centered on developing strategies and advancing solutions for a thriving economy and sustainable environment. Since August 2018, Ms. Andrew has served as a principal of WindRun Alliances LLC, a consulting company. Since 2014, Ms. Andrew was an investor, member of the board of directors, and chair of the audit committee of Ad Astra Rocket Company, a spaceflight technology company with a subsidiary developing an integrated "turn-key" solution of distributed renewable energy systems, and an investor and member of the board of directors of Metalub Soluciones Verdes MSV S.A., a sustainable lubricant oil company whose mission is to reduce its customers’ carbon footprint. Ms. Andrew also serves as a director and chair of the nominating and governance committees of two non-profit organizations, The NewDEAL and Natural Resources Defense Council. Ms. Andrew was U.S. Ambassador to Costa Rica from December 2009 until June 2013. Ms. Andrew holds a Bachelor of Arts degree from Georgetown University and graduated cum laude from Indiana University McKinney School of Law with a Juris Doctor.

William J. (John) Berger has served on our Board since April 1, 2019. Mr. Berger founded Sunnova Energy Corporation in 2012 and has since then served as Chief Executive Officer, President and Chairman of the Board. With more than two decades of experience in the electric power industry, Mr. Berger is an energy entrepreneur who has always supported free market competition, consumer choice and the advancement of energy technology to power energy independence. Before Sunnova, Mr. Berger served as Founder and Chief Executive Officer at SunCap Financial, a residential solar service provider. He also founded Standard Renewable Energy, a provider and installer of renewable energy and energy-efficient products and services. Mr. Berger received his Master of Business Administration from Harvard Business School and graduated cum laude from Texas A&M University with a Bachelor of Science degree in civil engineering.

Rahman D'Argenio was appointed to the board of directors of Sunnova Energy Corporation in March 2016 and was appointed to our Board on June 20, 2019.  Mr. D’Argenio was appointed in connection with his affiliation with Energy Capital Partners ("ECP"), where he is a Partner and a member of the Investment Committee.  Mr. D’Argenio joined Energy Capital Partners in 2010. He is involved in all areas of the firm’s investment activities, with particular emphasis on fossil and renewable power generation and energy related services. Mr. D’Argenio also currently serves on the boards of directors of Nesco Holdings, Inc., Nesco Holdings, LP, Reflectance Energy GP, LLC, Triton Power Partners LP, PLH Group, Inc. and Transit Energy Group, LLC.  Prior to realization, Mr. D’Argenio served on the boards of directors of Brayton Point Power, LLC, EquiPower Resources Corp., Odessa Power Holdings, LLC and Red Oak Power Holdings, LLC. Mr. D'Argenio received his Bachelor of Arts degree in Mathematics and Economics from the University of Pennsylvania in 2000.

Matthew DeNichilo was appointed to the board of directors of Sunnova Energy Corporation in March 2016 and was appointed to our Board on June 20, 2019. Mr. DeNichilo was appointed in connection with his affiliation with ECP, where he is a Partner. Mr. DeNichilo has been with ECP since 2008. Mr. DeNichilo serves as a co-head of ECP’s credit platform, and he is a member of the Credit Investment Committee and Credit Operating Committee. Mr. DeNichilo also currently serves on the board of directors of Terra-Gen Power Holdings II, LLC. Previously, Mr. DeNichilo served on the boards of directors of PLH Group, Inc., Broad River Holdings, LLC, Empire Gen Holdings, Inc., Brayton Point Power, LLC and EquiPower Resources Corp. Prior to joining ECP, Mr. DeNichilo worked at JP Morgan in the Energy Investment Banking Group. While at JP Morgan, he focused on leveraged finance and mergers and acquisitions transactions among independent power producers. Mr. DeNichilo received his Bachelor of Science in Engineering degree in Operations, Research and Financial Engineering from Princeton University.

Doug Kimmelman was appointed to the board of directors of Sunnova Energy Corporation in March 2016 and was appointed to our Board on June 20, 2019. Mr. Kimmelman was appointed in connection with his affiliation with ECP, which he established in April 2005 and where he serves as its Senior Partner. Mr. Kimmelman also currently serves on the boards of directors of Calpine Corporation, US Development Group, LLC, USD Partners GP, LLC, USD Partners, LP, Nesco Holdings LP, and Nesco Holdings, Inc (NYSE:NSCO). He previously served on the boards of directors of CE2 Carbon Capital, LLC and PLH Group, Inc. He is a member of ECP’s Management Committee and Investment Committee. Prior to founding ECP, Mr. Kimmelman spent 22 years with Goldman Sachs, starting in 1983 in the firm’s Pipeline and Utilities Department within the Investment Banking Division. He was named a General Partner of Goldman Sachs in 1996 and remained exclusively focused on the energy and utility sectors in the Investment Banking Division until 2002 when he transferred to Goldman Sach’s J. Aron commodity group to help form a new business for the firm in being an intermediary in electricity trading markets. Mr. Kimmelman was instrumental in developing the Constellation Power Source concept as the initial entry point for Goldman Sachs as a principal into electricity markets. Mr. Kimmelman also played a leadership role at Goldman Sachs in building a principal investing business in power generation and related energy assets. Mr. Kimmelman received his Bachelor of Arts degree in Economics from Stanford University and his Master of Business Administration from the Wharton School at the University of Pennsylvania.

Mark Longstreth was appointed to the board of directors of Sunnova Energy Corporation in March 2018 and was appointed to our Board on June 20, 2019. Mr. Longstreth was appointed in connection with his affiliation with Quantum Strategic Partners Ltd. Mr. Longstreth is a Partner at Newlight Partners LP, focusing on the power and energy sectors. Prior to joining Newlight Partners LP upon its founding in 2018, he was a Managing Director in the Strategic Investment Group at Soros Fund Management LLC, also focusing on power and energy. Mr. Longstreth joined Soros Fund Management in 2007. Mr. Longstreth also currently serves on the boards of Bioenergy Development Group HoldCo, LLC; BTS Biogas S.r.l./Gmbh; Leyline Renewable Capital, LLC; VPI Holding Limited and GRL Holdings Pty Ltd. Prior to that, Mr. Longstreth was an Analyst in Investment Banking at Bear Stearns & Co. Mr. Longstreth received his Bachelor of Science degree in Foreign Service in International Economics from Georgetown University in 2004.

Michael C. Morgan was appointed to the board of directors of Sunnova Energy Corporation in October 2015 and was appointed to our Board on June 20, 2019. Mr. Morgan was appointed in connection with his affiliation with Triangle Peak Partners, LP. Mr. Morgan has served as a director of Kinder Morgan, Inc. and its predecessors since 2007. He served in various management roles for the Kinder Morgan companies from 1997 to 2004, including as President of Kinder Morgan, Inc., Kinder Morgan G.P., Inc. and Kinder Morgan Management, LLC from 2001 until 2004. He has been Chairman and Chief Executive Officer of Triangle

Peak Partners, LP, a registered investment adviser and fund manager, since 2008. He also has been President of Portcullis Partners, L.P., a private investment partnership, since 2004. Mr. Morgan was a director of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. from 2007 until 2008. Mr. Morgan received his Master of Business Administration from Harvard Business School and his Bachelor of Arts degree and his Master of Arts from Stanford University.

C. Park Shaper was appointed to the board of directors of Sunnova Energy Corporation in October 2015 and was appointed to our Board on June 20, 2019. Since 2013, Mr. Shaper has been CEO of Seis Holdings, LLC, a private investment holding company. Mr. Shaper served in various management roles at Kinder Morgan, Inc. and at certain of its affiliates beginning in 2000 until March 2013, when he retired as President of Kinder Morgan, Inc., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC and the general partner of El Paso Pipeline Partners, L.P. Mr. Shaper was a director of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. from 2003 until March 2013, President of Kinder Morgan, Inc., Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc. from 2005 until March 2013, and a director and President of the general partner of El Paso Pipeline Partners, L.P. from May 2012 until March 2013. Mr. Shaper was CFO of the Kinder Morgan entities from 2000 until 2005. Mr. Shaper remains a director of Kinder Morgan, Inc., a position which he has held (including with its predecessor) since May 2008. Mr. Shaper is also a trust manager of Weingarten Realty Investors and serves as the chairman of its compensation committee and a member of its audit committee. Mr. Shaper received his Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University and his Bachelor of Science in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.

Scott Steimer was appointed to the board of directors of Sunnova Energy Corporation in December 2018 and was appointed to our Board on June 20, 2019. Mr. Steimer was appointed in connection with his affiliation with ECP, where he is a Vice President. He is involved in all areas of ECP’s investment activities, with particular emphasis on fossil and renewable power generation. Mr. Steimer also serves on the board of directors of Heartland Generation, LLC. Prior to joining ECP in 2015, Mr. Steimer worked in the Power & Utilities Investment Banking Group at Bank of America Merrill Lynch from April 2013 to March 2015. Mr. Steimer received his Bachelor of Science degree in Finance and Accounting from Ithaca College.

Specific Experience, Qualifications and Skills of the Members of Our Board of Directors

Our Board of Directors is comprised of highly qualified individuals with unique and special skills that assist in effective management of the Company for the benefit of our stockholders. Each of our directors possesses certain experience, qualifications, attributes and skills, as further described below, that led to our conclusion that he or she should serve as a member of our Board. In addition to the foregoing biographical information with respect to each of our directors, the following table evidences additional experience and qualifications of our individual directors:

Directors	Specific Qualifications and Skills
Anne Slaughter Andrew	• Over 25 years of executive experience • Service on other boards of directors, including on audit and nominating and governance committees • Executive, legal, entrepreneurial and diplomatic experience
Rahman D’Argenio	• Over 20 years in the energy industry • Service on other boards of directors, including on investment committees • Finance and investment experience
William J. Berger	• Serves as our President and Executive Officer • Founder of the Company • Over 20 years in the electric power industry • Entrepreneurial experience and knowledge
Matthew DeNichilo	• Partner of private equity firm • Service on other boards, including Credit Investment and Credit Operating Committees • Extensive experience in investment, finance, mergers and acquisitions
Doug Kimmelman
•
Over 30 years of executive experience
•
Founder and senior partner of a private equity firm
•
Recognized for building a principal investing business in power generation and related energy assets
•
Service on other boards of directors, including on investment committees

Mark Longstreth	• Partner of a private equity firm focusing on the power and energy sectors • Service on other companies’ boards of directors • Investment experience and knowledge
Michael C. Morgan
•
Over 20 years of executive experience
•
Chairman and Chief Executive Officer of a registered investment adviser and fund manager
•
Service on other boards of directors, including director of a publicly traded pipeline transportation and energy storage company

C. Park Shaper
•
Chief Executive Officer of a private investment holding company
•
Over ten years of executive experience with a publicly traded pipeline transportation and energy storage company
•
Service on other publicly traded companies' boards of directors, including on the compensation and audit committees

Scott Steimer	• Vice President of a private equity firm • Investment knowledge in the energy sector

Corporate Governance

General

Our Board has established corporate governance practices to assist in the exercise of its responsibilities under applicable law and the listing standards of the New York Stock Exchange ("NYSE") and to govern the employees of the Company. These governance practices are contained in our Corporate

Governance Guidelines, committee charters and Code of Conduct. We have instituted mandatory sign-off and training for employees on our Code of Business Conduct and Ethics and other relevant compliance topics, including our Anti-Bribery Compliance Program, our Gifts and Entertainment Policy, and our Discrimination and Harassment Policy.

The non-management directors of our Board meet regularly in executive session immediately following each regularly scheduled Board meeting without management participation. Our Corporate Governance Guidelines provide that non-management directors will meet in executive session at least once a year. Currently, the director who presides at these meetings is Mr. D’Argenio. During any period in which the offices of Chairman and Chief Executive Officer are combined the Board of Directors shall appoint a lead independent director (the “Lead Director”). The Lead Director will be chosen on an annual basis by our Board at the recommendation of the Nominating and Corporate Governance Committee. Currently, the Lead Director is Mr. D’Argenio.

The Nominating and Corporate Governance Committee of our Board evaluates the Company’s and our Board's governance practices and formally reviews all committee charters and our Corporate Governance Guidelines along with recommendations from the various committees of our Board at least annually. The Nominating and Corporate Governance Committee of our Board also receives updates as necessary regarding new developments in the corporate governance arena. In addition, our committee charters require, among other things, that the committees and our Board annually evaluate their own performance. Our current Corporate Governance Guidelines, committee charters, and Code of Conduct may be found on our website at www.sunnova.com under "Investors - Governance." Information contained on our website, including information referred to in this Annual Report on Form 10-K/A, is not to be considered as part of this Annual Report on Form 10-K/A and is not incorporated into this Annual Report on Form 10-K/A. We will continue to monitor our governance practices in order to maintain our high standards.

Board of Directors Leadership

Our Board has chosen to combine the positions of Chief Executive Officer and Chairman of the Board of Directors, and currently, Mr. Berger serves as Chairman of the Board of Directors. As founder of the Company, Mr. Berger has specialized knowledge regarding the strategic challenges and opportunities facing the Company as well as knowledge valuable to executing the position of Chairman of the Board of Directors including insight into the regulation of and risks inherent to the business. Mr. D’Argenio, as Lead Director, acts as the principal liaison between the independent directors and Mr. Berger.

Code of Ethics

Included with our Corporate Governance Guidelines detailed on our website, www.sunnova.com, and available in print to any stockholder who requests a copy, are our Code of Conduct and our Code of Ethics for the Chief Executive Officer and Senior Financial Officers. We intend to satisfy the disclosure requirement regarding any changes in these codes of ethics we have adopted and/or any waiver therefrom by posting such information on our website or by filing a Form 8-K for such events.

Risk Management

Our Board has oversight responsibility of the processes established to report and monitor material risks applicable to us. Our Audit Committee assists our Board in oversight of the integrity of the Company’s financial statements, our compliance with legal and regulatory requirements and the review of our internal and independent auditors. Certain risks associated with the performance of our executive management fall within the authority of our Nominating and Corporate Governance Committee, which is responsible for evaluating potential conflicts of interest and independence of directors and Board of Directors candidates, monitoring and developing corporate governance principles and overseeing the process by which our Board, our Chief Executive Officer and our executive management are evaluated. Risks associated with retaining executive management fall within the scope of the authority of our Compensation Committee, which assists our Board in reviewing and administering compensation, benefits, incentive and equity−based compensation plans. To assist in satisfying these responsibilities, the Compensation Committee has retained its own independent compensation consultant and meets regularly with management to understand the financial, human resources and stockholder implications of compensation decisions being made. Responsibility for risk oversight that does not fall within the scope of authority of the three standing committees of our Board rests with our entire Board. Our Board also has the responsibility for monitoring and assessing any potential material risks identified by its committees, or otherwise ensuring management is monitoring and assessing, and, to the extent appropriate, mitigating such risks. Risks falling within this area include, but are not limited to, general business and industry risks, operating risks, financial risks and compliance risks.

Our Board plans to delegate to management the responsibility to manage risk and bring to the attention of our Board the most material risks to our Company. We will not assign the responsibility for all risk management to a single risk management officer within our executive management. Rather, we will rely on executive management to administer an enterprise risk management program (the “ERM program") that is designed to ensure that all significant risks to the Company, on a consolidated basis, are being managed and monitored appropriately. Our Internal Audit Department oversees an annual enterprise risk assessment (the “ERA”). The ERA is designed to identify the portfolio of the Company’s business risks, to individually evaluate their likelihood of occurrence, and to identify existing and potential future mitigation strategies. The ERM program will assess the potential magnitude of the most significant risks identified in the ERA, identify other operational, commercial, macroeconomic and geopolitical risks facing the Company, monitor key indicators to assess the effectiveness of the Company's risk management activities, and manage risks to be within the Company’s desired risk profile. Meetings will be held at least quarterly to discuss risk mitigation efforts to manage identified risks. The management team present in the risk management meetings will include our Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President and Chief Accounting Officer, and the other members of our management team charged with evaluating the Company’s disclosure controls. Meetings will be facilitated by our Internal Audit Department head. Our Board will monitor the ERM program and other risk management information provided to it to assess the Company’s risk management practices and systems in light of the risk philosophy and risk tolerance of our Board. The ERM program results will be reported to our Board each quarter to assist in its oversight of risk management.

Hedging and Pledging Policy

Company insiders, which include our directors, executive officers and employees designated as insiders as a result of their positions or responsibilities, are not permitted to (i) trade in Company options, puts, calls or similar derivative instruments; (ii) sell Company securities short or to enter into any hedging arrangement in Company securities; or (iii) hold Company securities in margin accounts or pledge Company securities.

Process for Communication by Interested Parties with the Board of Directors

Our Board has established a process whereby interested parties may communicate with our Board and/or with any individual director. Interested parties, including stockholders, may send communications in writing, addressed to the Board of Directors or an individual director, c/o the Secretary, Sunnova Energy International Inc., 20 East Greenway Plaza, Suite 475, Houston, Texas 77046. Our Secretary will forward these communications as appropriate to the addressee depending on the facts and circumstances outlined in the communication. Our Board has directed our Secretary not to forward certain items such as spam, junk mailings, product inquiries, resumes and other forms of job inquiries, surveys and business solicitations. Additionally, our Board has advised the Secretary not to forward material that is illegal or threatening, but to make our Board aware of such material which it may request be forwarded, retained or destroyed at our Board's discretion. The interested party may alternatively submit such communications through our Employee Hotline system. The Employee Hotline system can be contacted via telephone at 1-855-375-6718 or on the internet at https://sunnova.ethicspoint.com.

Committees of Our Board of Directors and Meetings

Our Board held four meetings in 2019, of which three were telephonic meetings. Each director attended 75% or more of the total meetings of our Board and the committees on which such director served. Additionally, the non-management members of our Board met in executive session four times, and each non-management director attended 75% or more of the executive sessions in person. The Company does not have a policy with regard to our Board's attendance at the Annual Meeting of Stockholders.

Our Board currently has, and appoints members to, three standing Committees: Audit, Compensation, and Nominating and Corporate Governance. The following chart shows the current committee membership and positions of each director:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anne S. Andrew			X
William J. Berger
Rahman D’ Argenio		X (Chair)	X (Chair)
Matthew DeNichilo			X
Doug Kimmelman
Mark Longstreth	X	X
Michael Morgan	X	X
C. Park Shaper+	X (Chair)		X
Scott Steimer
_____________
+ Audit Committee Financial Expert

Audit Committee. Our Audit Committee consists of Messrs. Longstreth, Morgan, and Shaper (Chair). Our Board has determined that Mr. Shaper serves as the audit committee financial expert as that term is defined under the applicable federal securities laws and regulations. Our Audit Committee reviews our accounting policies and audit procedures, and supervises internal accounting controls. Our Audit Committee held three meetings during 2019, of which two were telephonic. Our Board has adopted a written charter for our Audit Committee, a copy of which is available in print to any stockholder upon request.

Compensation Committee. Our Compensation Committee consists of Messrs. D’Argenio (Chair), Longstreth and Morgan and is responsible for administration of our stock incentive plans and for the review and recommendation to our full Board of all compensation for our directors, officers and employees. During 2019, our Compensation Committee held one meeting, which was telephonic. Our Board has adopted a written charter for our Compensation Committee which is available in print to any stockholder upon request. Pursuant to the charter, our Compensation Committee may delegate its authority to a subcommittee or subcommittees, provided that the subcommittee is composed entirely of independent directors and has a published charter.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Ms. Andrew and Messrs. D’Argenio (Chair), DeNichilo and Shaper and is responsible for assisting our Board in determining the appropriate size and composition of our Board, as well as in monitoring and making recommendations regarding our Board's’ performance. During 2019, the Nominating and Corporate Governance Committee held one meeting. In addition, prior to our initial public offering ("IPO") the board of directors of Sunnova Energy Corporation reviewed and approved a number of corporate governance policies that were subsequently adopted by our Board in connection with the IPO. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee which is available in print to any stockholder upon request.

Our Nominating and Corporate Governance Committee is responsible for, among other things, the selection and recommendation to our Board of nominees for election of directors. Working closely with our full Board, our Nominating and Corporate Governance Committee develops criteria for open Board positions, taking into account such factors as it deems appropriate, which may include the current composition of our Board, the range of talents and skills already represented on our Board, and the need for other particular expertise. Applying these criteria, the Nominating and Corporate Governance Committee considers candidates for Board membership suggested by its members as well as management and stockholders. From time to time, the Committee may retain third-party executive search firms to identify and review candidates. Our Nominating and Corporate Governance Committee will consider all director nominees recommended to it, including those recommended by third parties, and stockholders. Such nominations should be directed to any member of our Nominating and Corporate Governance Committee, see "Process for Communication by Interested Parties with the Board of Directors". Our Nominating and Corporate Governance Committee thoughtfully considers the unique qualifications and skills of any candidate or nominee for our Board. Our Board strives to maintain independence of thought and diverse professional experience among its membership. Our Nominating and Corporate Governance Committee will evaluate all nominees, for the following:

▪	personal qualities such as leadership, statesmanship and responsiveness;

▪	general management qualities such as a global perspective on our business, strategic thinking and planning, knowledge of our business and preparedness;

▪	financial expertise such as value creation, capital planning, and communications with the financial investment communities; and

▪	qualities relating to the use of human resources such as developing management talent and creating an effective organization.

Executive Officers

The following table sets forth our executive officers, the office held by such officer, the date of first election to that office and the age of each officer as of the close of business on February 28, 2020.

Name	Position	Date of First Appointment	Age
William J. Berger	President and Chief Executive Officer	November 2012	46
Robert L. Lane	Executive Vice President, Chief Financial Officer	May 2019	48
Stuart D. Allen	Executive Vice President, Human Resources	May 2018	56
Walter A. Baker	Executive Vice President, General Counsel and Secretary	January 2018	58
Michael P. Grasso	Executive Vice President and Chief Marketing Officer	April 2018	49
Kris W. Hillstrand	Executive Vice President of Technology and Service Operations	October 2017	56
Meghan Nutting	Executive Vice President, Policy and Communications	April 2018	39
John T. Santo Salvo	Executive Vice President of Channel Operations and Chief Procurement Officer	April 2018	54

No family relationship exists between any of our executive officers or directors. All of our executive officers serve at the pleasure of our Board and may be removed at any time with or without cause.

William J. (John) Berger founded Sunnova Energy Corporation in 2012 and has since then served as Chief Executive Officer, President and Chairman of the Board. On April 1, 2019, he was elected as Sunnova Energy International Inc.’s President and Chief Executive Officer and a member of our Board. With more than two decades of experience in the electric power industry, Mr. Berger is an energy entrepreneur who has always supported free market competition, consumer choice and the advancement of energy technology to power energy independence. Before Sunnova, Mr. Berger served as Founder and Chief Executive Officer at SunCap Financial, a residential solar service provider. He also founded Standard Renewable Energy, a provider and installer of renewable energy and energy-efficient products and services. Mr. Berger received his Master of Business Administration from Harvard Business School and graduated cum laude from Texas A&M University with a Bachelor of Science degree in civil engineering.

Robert L. Lane joined Sunnova Energy Corporation in May 2019 as Executive Vice President, Chief Financial Officer and was elected as one of Sunnova Energy International Inc.'s executive officers on July 10, 2019. Prior to joining Sunnova, Mr. Lane served as Vice President and Chief Financial Officer of Spark Energy, Inc., a publicly traded retail energy services company, from June 2016 to April 2019. Mr. Lane previously served as the Chief Financial Officer of Emerge Energy Services GP, LLC, the general partner of Emerge Energy Services LP, from November 2012 to June 2015. From December 2011 to November 2012, Mr. Lane was a Managing Director at Global Hunter Securities LLC, where he was responsible for the origination and execution of capital markets and M&A transactions in the midstream industry. Mr. Lane previously served in various roles, most recently as Managing Director, of Sanders Morris Harris Inc. and its affiliates from November 2004 to December 2011, where he led equity research and then investment banking coverage of midstream energy companies, particularly master limited partnerships. Mr. Lane is a Certified Public Accountant and a Chartered Financial Analyst. Mr. Lane received his Master of Business Administration from the University of Pennsylvania’s Wharton School and his Bachelor of Arts degree from Princeton University. He also received a Certificate in the Accountancy Program from the B.T. Bauer School of Business at the University of Houston.

Stuart D. Allen joined Sunnova Energy Corporation in June 2018 as Executive Vice President, Human Resources and was elected as one of Sunnova Energy International Inc.’s executive officers on July 10, 2019. Mr. Allen previously served as Vice President, Human Resources and Administrative Services of Atwood Oceanics, Inc., a publicly traded offshore drilling company (“Atwood”), from April 2014 to October 2017. Mr. Allen also served as Director, Human Resources of Atwood from July 2013 to April 2014. He joined Atwood in 2008 as the Area Manager-HR Services based in Perth, Australia. Mr. Allen has also held various operations, management and human resources roles at Katanga Mining Ltd. from 2007 to 2008 and at Alcoa World Alumina LLC from 1994 to 2007. Mr. Allen has over three decades of experience in various industries including minerals extraction and offshore drilling. He has held senior positions in operations and general management, human resources, organizational development, labor relations, training and administrative roles. Mr. Allen holds a Master’s Degree in Industrial Relations, a Post Graduate Degree in Education, and a Bachelor’s Degree in Physiology and Industrial Relations from the University of Western Australia.

Walter A. Baker joined Sunnova Energy Corporation in January 2018, as Senior Vice President, General Counsel and Secretary and was elected as Executive Vice President, General Counsel and Secretary of Sunnova on April 19, 2018, and was elected as one of Sunnova Energy International Inc.'s executive officers on July 10, 2019. Mr. Baker previously served as Senior Vice President, General Counsel and Corporate Secretary of Atwood from January 2015 to October 2017 and as Vice President, General Counsel and Corporate Secretary of Atwood from February 2011 to January 2015. Mr. Baker brings over 25 years of legal experience to Sunnova, having served as the general counsel or in other executive legal roles in both public and private companies. Mr. Baker received his Juris Doctor from the University of Texas at Austin and graduated cum laude with a Bachelor of Arts degree from Vanderbilt University.

Michael Grasso joined Sunnova Energy Corporation in January 2018, as Senior Vice President and Chief Marketing Officer. He has served as Executive Vice President and Chief Marketing Officer since April 2018, and was elected as one of Sunnova Energy International Inc.’s executive officers on July 10, 2019. Mr. Grasso previously served as Chief Marketing Officer of Sunrun Inc., a publicly traded provider of residential solar electricity, from 2014 to 2017 and as Chief Marketing Officer of TXU Energy Retail Company LLC, a provider of residential, commercial, and industrial electricity (“TXU”), from 2009 to 2014. Mr. Grasso held various executive and brand management roles at the United Services Automobile Association from 2007 to 2008 and at AT&T Inc. from 1992 to 2007. Mr. Grasso brings to Sunnova more than two decades of marketing experience with companies in the energy, financial services, internet, video and telecommunications industries. Mr. Grasso received his Master of Science degree in Telecommunications Management from Washington University and his Bachelor of Arts degree in Computer Science and Applied Statistics from St. Mary’s University.

Kris Hillstrand joined Sunnova Energy Corporation in December 2015, as Senior Vice President, Information Technology and Customer Operations. He has served as Executive Vice President of Technology and Service Operations of Sunnova Energy Corporation since April 2018, and was elected as one of Sunnova Energy International Inc.’s executive officers on July 10, 2019. Mr. Hillstrand previously served in various partner and officer roles at professional service and technology firms, including Accenture plc, Deloitte LLP, Science Applications International Corporation and HCL Technologies Limited, as Senior Vice President-Operations of TXU from 2006 to 2009, and as Chief Information Officer of TXU from 2005 to 2009. Mr. Hillstrand brings to Sunnova over 28 years of experience leading firms in technology, power generation and energy services. Mr. Hillstrand received both Masters of Business Administration degrees in Finance and graduated cum laude with a Bachelor of Science degree in Engineering from the University of Connecticut.

Meghan Nutting joined Sunnova Energy Corporation in May 2015, as Vice President, Policy and Government Affairs. She has served as Executive Vice President, Policy and Communications since April 2018 and was elected as one of Sunnova Energy International Inc.’s executive officers on July 10, 2019. Since 2014, Ms. Nutting has also served as the Founder and President of Altitude Strategies Consulting, a consulting agency for both for-profit companies and non-profit organizations on energy-related policy issues. Ms. Nutting previously served as the Director of Policy and Electric Markets at SolarCity Corporation, a publicly traded provider of solar energy services, from 2009 to 2014. Ms. Nutting has also served in various legislative, policy and management positions in both the public and private sectors. Ms. Nutting received her Master of Public Affairs degree from Princeton University and her Bachelor of Arts degree in Biology from Cornell University.

John Santo Salvo joined Sunnova Energy Corporation in February 2016 as Vice President, Asset Management and was elected as Senior Vice President, Commercial Operations on July 20, 2017. He has served as Executive Vice President of Channel Operations and Chief Procurement Officer since April 2018, and was elected as one of Sunnova Energy International Inc.’s executive officers on July 10, 2019. Mr. Santo Salvo previously served as the Head of Logistics of Dresser-Rand, an engineering and manufacturing company owned by German conglomerate Siemens (“Dresser-Rand”), beginning in 2013 and as Dresser-Rand’s Director, Global Technical Services from 2008 to 2013. Mr. Santo Salvo also served in various operations, logistics, and management positions in the United States Navy from 1988 to 2008, from which he retired with the rank of Commander. Mr. Santo Salvo received his Masters of Business Administration degree from the University of Kansas and is a graduate of the U.S. Naval Academy.

Delinquent Section 16 (a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such persons are required to furnish us with copies of all Section 16(a) reports or forms they file. Based solely on our review of the copies of such forms we have received, and written representations from certain reporting persons that no reports on Form 5 were required for those persons, we believe that, during the period from July 25, 2019 through December 31, 2019, all filing requirements applicable to our officers, directors and stockholders owning greater than 10% of our outstanding common stock were complied with.

Item 11. Executive Compensation.

Director Compensation

Effective July 2019, our Compensation Committee recommended, and our Board of Directors approved, the following compensation for our non-employee directors.

Each of our non-employee directors receives an annual cash retainer of $60,000, paid quarterly. Pursuant to the 2019 Long-Term Incentive Plan, each of our non-employee directors is also awarded annual equity-based compensation in the form of restricted stock units valued at $115,000 on the date of grant to vest one year from date of grant; such awards are granted at the Board meeting following the Annual Stockholders meeting. In addition, upon first being elected to our Board, outside directors receive a grant of restricted stock units with a grant date fair value of $115,000.

Each of our non-employee directors, with the exception of Ms. Andrew, has elected to waive the receipt of compensation pursuant to our non-employee director compensation program. The following table sets forth the compensation received by Ms. Andrew during the fiscal year 2019.

Name	Fees earned or paid in Cash(1)	Stock Awards(2)	Total
Anne S. Andrew	$15,000	$115,000	$130,000

(1)	Reflects pro-rated independent director cash compensation based on Ms. Andrew’s appointment on October 16, 2019 and 11,241 restricted stock units that vest one year from the date of grant.

(2)
The amount disclosed in this column represents the aggregate grant date fair value of the 11,241 restricted unit awards granted to Ms. Andrew. Such restricted stock units vest one year from the date of grant. The grant date fair values of restricted stock units granted for fiscal year 2019 were determined in accordance with ASC Topic 718 and are based on the fair market value of our common stock on the date of grant. Under SEC rules, the grant date fair values exclude the impact of estimated forfeitures related to service-based vesting conditions.

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis should be read in conjunction with “Executive Compensation” included elsewhere in this Annual Report on Form 10-K/A. In this Compensation Discussion and Analysis, “named executive officers or NEOs” refers to our executive officers named in the Summary Compensation Table below.

Executive Summary

Our executive compensation program reflects our commitment to best practices in compensation governance, and alignment of pay with Company performance, all while allowing us to attract and retain highly qualified executives. Our program is designed to motivate our executives to achieve important business objectives and to reward them for creating long-term value for our stockholders by delivering superior operational and financial performance.

We believe our executive compensation program includes features that effectively align the interests of our executives with those of our stockholders and excludes features that may result in misalignment. Important features of our executive compensation programs and practices are provided in the following table:

What We Do	What We Don’t Do
We do conduct an annual review of our compensation strategy, including a risk assessment of our executive compensation practices

We do maintain a compensation philosophy that targets total direct compensation for our NEOs within a competitive market range of the market 50th percentile

We do maintain clawback provisions in our long-term incentive awards that allow for the forfeiture or recovery of stock or amounts paid or payable in the event the Company or the Committee determines an NEO has taken unlawful action detrimental to the Company or violated Company policy

We do base short-term incentive awards primarily on quantitative metrics

We do maintain compensation plans designed to align our executive compensation program with long-term stockholder interests

We do retain an independent compensation consultant that does not perform any services for management (retained by and reporting to our Compensation Committee)

We don’t allow our executives to hedge, sell short or hold derivative instruments tied to our shares (other than options issued by us)

We don’t allow our executives or directors to pledge Company shares

We don’t maintain change-of-control tax gross-ups in our change of control agreements

We don’t provide for liberal share counting in our Long-Term Incentive Plan

We don’t allow repricing of underwater stock options without stockholder approval

We don’t provide employment agreements to our NEOs

Overview of Fiscal Year 2019

Our results during the fiscal year ended 2019 reinforce our confidence in the strategies we are implementing to grow the business and deliver value to our stockholders. In particular, we had the following notable achievements in 2019:

•	Closed our IPO of Company common stock in July 2019;

•	Met or exceeded all of our 2019 guidance targets;

•	Added more than 18,000 new customers in 2019 to increase our total to 78,600, a 30% increase year-over-year;

•	Finished the year with a battery attachment rate on origination of 24% for fourth quarter 2019;

•	Expanded product offerings and increased market footprint;

•	Successfully executed our safe harbor strategy; and

•	Closed a number of financing transactions, including

◦	$190 million of tax equity

◦	$133 million private placement

◦	$168 million loan securitization

◦	$450 million in new and expanded secured credit agreements

◦	$138 million safe harbor facility

◦	$55 million convertible senior debt

The Role of Our Compensation Committee

Our executive compensation program is administered by our Compensation Committee.  All of the members of our Compensation Committee are independent as required by the NYSE, and are "non-employee directors" as defined by Rule 16b-3 under the Securities Exchange Act of 1934.  Our Compensation Committee currently consists of three members: Rahman D’ Argenio (Chair), Mark Longstreth and Michael Morgan. Our Compensation Committee’s responsibilities include, among other things, the following:

•
determining and approving (i) compensation of executive officers, including our named executive officers (other than the President and Chief Executive Officer), and (ii) both long-term and short-term incentive compensation and equity-based plans for all of our employees;

•	recommending to our Board the compensation of our non-employee directors;

•
reviewing and approving Company goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer's performance in light of those goals and objectives, and making recommendations to the independent directors regarding our President and Chief Executive Officer's compensation level based on this evaluation;

•	reviewing and discussing with management the Company’s compensation policies and practices in order to produce our Compensation Committee report included in this Annual Report on Form 10-K/A;

•	reviewing the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking; and

•
performing such general oversight and investigation functions related to Company compensation inherent to the responsibilities designated in our Compensation Committee’s charter or set forth in resolutions of our Board.

Our Compensation Committee has the authority to retain compensation consultants, outside counsel and other advisors as it deems appropriate, in its sole discretion. For the fiscal year ended December 31, 2019, following a review of an independence report prepared by Longnecker & Associates (“L&A”), our Compensation Committee engaged L&A as its professional consultant to provide information and advice with respect to competitive practices relevant to our compensation programs and policies. The primary role of L&A is to provide our Compensation Committee with compensation market data and information regarding compensation trends in our industry and to make recommendations regarding the design of our program. Our Compensation Committee believes it is important and beneficial to have independent third-party analysis, and L&A has extensive experience in providing executive compensation advice. Our Compensation Committee considered the discussions with and guidance from L&A, as well as the compensation studies created and assembled by L&A, in making competitive compensation decisions. L&A does not provide to our Compensation Committee any services or advice on matters unrelated to compensation and reports directly to and takes direction from the Chair of our Compensation Committee. In accordance with the Corporate Governance Standards of the NYSE, our Compensation Committee has determined that L&A is independent from management and that the advice provided by L&A with regard to executive compensation is free from any relationships that could impair the professional advice or compromise the integrity of the information and data provided to our Compensation Committee. Management does not direct or oversee the retention or activities of L&A with respect to our executive compensation program and did not engage L&A in any other capacity for fiscal year 2019.

Our Compensation Committee may delegate its responsibilities to one or more individual Compensation Committee members to the extent permitted by law, the listing standards of the NYSE and our Compensation Committee’s charter.

Compensation Philosophy and Objectives

Our Compensation Committee believes the quality and competency of our employees is a key factor that will drive our out-performance of our compensation peer group (discussed below). As a result, a fundamental element of our competitive position is the ability to attract and retain individuals who can successfully lead the organization and drive the execution of our operational and commercial objectives. The compensation programs adopted by our Compensation Committee are intended to provide compensation and incentive opportunities to our executive officers, including named executive officers, and other employees that are competitive and provide the motivation to deliver superior effort and performance in order to increase value for our stockholders.  The primary objectives of our compensation program are to provide competitive pay opportunities that are commensurate with the Company’s performance, recognize individual contributions and achievements, and retain and attract qualified employees and executive officers, including our named executive officers, who are focused on our near-term goals and long-term success. For our executive officers, a percentage of compensation is dependent on individual and company performance.

Specifically, the executive compensation program is designed to:

•	ensure that the compensation program supports the achievement of our short-term and long-term strategic plans by retaining and attracting executive officers critical to our long-term success;

•	reward each of our executive officers for long-term strategic management and for their individual contributions to enhance stockholder value;

•	offer incentives to motivate performance with respect to individual and company-wide goals and metrics, as well as our performance relative to our competitors; and

•	focus the commitment of our executive officers on the long-term interests of our stockholders through equity awards.

Periodically, our Compensation Committee reviews the objectives and components of our executive compensation program to ensure they are appropriate and achieve their intended purpose, while allowing us to keep compensation costs manageable.  To establish compensation parameters for our executive officers, including our named executive officers, our Compensation Committee evaluated the information provided by L&A relative to a compensation peer group (discussed below), including each element of compensation separately and the total direct compensation (the combined value of annual base salary, annual incentives and long-term incentive grants) for each executive officer.  It is our belief that while the market 50th percentile represents a desirable benchmark for each of the components of our compensation program, an individual component as well as the combined value represented by total direct compensation can exceed the market 50th percentile, provided that certain factors are met, most notably, superior Company performance as compared to our compensation peer group.   From the data and analysis provided by L&A, our Compensation Committee concluded that, for fiscal year 2019, overall base salaries, target annual incentives, and the value of long-term incentives (excluding a special one time grant to Mr. Berger in connection with our IPO) for our named executive officers are aligned between the market 50th percentile and market 75th percentile of our compensation peer group. Moreover, our Compensation Committee determined that our process for determining executive compensation is aligned with stockholder interests with a percentage of executive pay being at risk and contingent on Company performance.

Considerations

In making compensation determinations relative to our executive officers, our Compensation Committee takes into account the following important considerations:

Company Results

We believe that the compensation provided to our executive officers should be closely related to the Company’s overall results as measured against goals approved by our Board each year. Our Compensation

Committee evaluates each individual executive officer’s overall contribution to the Company’s ongoing and long-term performance and approves performance targets, which include commercial and financial measures, and also establishes incentive compensation targets for each individual executive officer, expressed as a percentage of annual base salary. Compensation targets are correlated with competitive market data and provide for differentiation in job responsibilities.

Individual Performance

At the beginning of fiscal year 2019, our President and Chief Executive Officer, Mr. Berger, made recommendations to our Compensation Committee for the individual performance objectives for each executive officer, other than himself, based upon the responsibilities assigned to each executive.  These objectives included both objective factors such as the executive’s role in achieving the goals and metrics considered in the formula-based portion of the bonus discussed below, as well as subjective factors such as overall corporate results, customer count, service and operational excellence, creating a culture of problem solving and employee retention.

Competitive Benchmarking

Our Compensation Committee considers competitive industry data in making executive pay determinations and utilizes an executive compensation benchmarking peer group of companies (“compensation peer group”) which our Compensation Committee believes is the most appropriate benchmarking peer group. The compensation peer group was developed with the input of L&A and includes some of the larger solar and renewable energy companies with which we compete for business and talent as well as other relevant companies with levels of revenues and assets similar to ours. The Compensation Committee will review and refine the compensation peer group periodically, as appropriate, based on, among other things, the recommendations made by L&A.

The six companies include:

•	Clearway Energy, Inc.;

•	Hannon Armstrong Sustainable Infrastructure Capital, Inc.;

•	Pattern Energy Group Inc.;

•	SunPower Corporation;

•	Sunrun Inc.; and

•	Vivint Solar, Inc.

Components of Our Executive Compensation Program

In order to achieve the objectives of our executive compensation program, we have developed a balanced compensation package consisting of base salary, annual cash incentive bonus and long-term stock incentive awards. Our Compensation Committee may vary, from time to time, the composition and structure of the compensation program, the allocation among components and the criteria associated with each component. The incorporation of cash and equity elements is intended to balance the reward associated with short-term performance with the potential for achieving longer term results, as well as with effective retention. The mix of pay elements is relevant to the compensation determinations made by our Compensation Committee. Our Compensation Committee utilized information provided by L&A in the analysis of each component and the mix of these components as compared to our compensation peer group. In addition, each of our named executive officers are provided with change-in-control agreements, perquisites and benefits. Each one of these elements of compensation serves a particular purpose, as discussed below.

For 2019, our executive compensation program consisted of five components:

•	base salaries;

•	annual cash incentive bonuses;

•	long-term stock-based incentive compensation;

•	change-in-control arrangements; and

•	perquisites and benefits.

Base Salaries

Base salaries, which are tied to the fiscal year, compensate our executive officers for services rendered and are set in proportion to the job responsibilities of each individual.  At the discretion of our Compensation Committee, the salaries of our executive officers are generally reviewed following the end of each fiscal year in recognition of individual performance and to reflect our desired position in the competitive market.  We seek to compensate for market movement of salaries in our compensation peer group, utilizing data provided by L&A relative to competitive trends and other relevant information to determine individual salary adjustments as warranted. For positions in which compensation peer group proxy data is available, L&A’s data is weighted 50% on compensation peer group proxy data and 50% on published survey data. For positions in which compensation peer group proxy data is unavailable, 100% published survey data is used. Individual circumstances can allow for certain positions to be above or below the market 50th percentile of our compensation peer group, with our Compensation Committee also considering years in the applicable position, level of expertise and responsibilities, ordinal rank of pay level for each executive, our overall financial condition and industry conditions, as well as a subjective assessment of individual performance. Mr. Berger’s salary is determined by our Compensation Committee and is approved by the Company’s independent directors acting as a group, whereas the salaries of other executive officers are determined and approved by our Compensation Committee with input and recommendations from Mr. Berger. The following are the base salaries for named executive officers for the 2019 calendar year.

Name	2019 Base Salary (1)
William J. Berger	$450,000
Robert L. Lane	$350,000
Kris W. Hillstrand	$325,000
Walter A. Baker	$320,000
John Santo Salvo	$300,000

(1)
Mr. Berger’s base salary increase was effective on July 29, 2019 in connection with the closing of the IPO. Mr. Lane’s base salary was effective upon his hiring on May 22, 2019. Mr. Baker’s base salary increase was effective on April 1, 2019. Messrs. Hillstrand and Santo Salvo’s salaries were not adjusted during fiscal year 2019. Prior to the effective dates, Mr. Berger’s salary was $425,000, and Mr. Baker’s salary was $300,000.

Changes for 2020. Our Compensation Committee elected not to make any changes in base salary for fiscal year 2020.

Annual Incentive Bonuses

We provide incentive compensation to our executive officers in the form of an annual cash incentive bonus relating to financial, operational and individual achievements during the prior fiscal year for the purpose of rewarding and recognizing their contributions toward approved Company goals and metrics, encouraging further individual contributions to stockholder value. The graphic below illustrates how the bonus is calculated including the weighing of the corporate metrics.

Fiscal Year 2019 Design

Base ($)	x	Target Annual Incentive Opportunity (%)	(	Adjusted EBITDA plus P&I	+	Adjusted Operating Cash Flows	+	Increase in adjusted GCV as compared to 12/31/18	+	Originated customer count as of 12/31/19)	x	Individual performance factor
				(weighted 35%)		(weighted 25%)		(weighted 20%)		(weighted 20%)

The fiscal year 2019 target annual incentive opportunities were determined by our Compensation Committee as a percentage of annual base salary in the range of competitive bonus amounts of our compensation peer group as furnished by L&A. Target annual incentive opportunities are subject to review based on market movement as well as to pro-rata adjustment due to promotions occurring during the fiscal year or other relevant changes in job responsibilities. The following target annual incentive opportunities represented as a percentage of annual base salaries for the 2019 fiscal year were effective April 1, 2019 for each of the named executive officers, other than Mr. Berger’s and Mr. Hillstrand’s adjustments which were effective in connection with the closing of the IPO, and Mr. Lane’s which was effective upon his hiring on May 22, 2019.

Name	% Base Salary(1)
William J. Berger	150%
Robert L. Lane	75%
Kris W. Hillstrand	75%
Walter A. Baker	75%
John Santo Salvo	75%
__________

(1)	Prior to the closing of the IPO, Mr. Berger’s target annual incentive opportunity as a percentage of base salary was 175% and Mr. Hillstrand’s was 100%.

Our Compensation Committee structured the annual incentive bonus to be formulaic and directly linked to the achievement of Company-wide goals and metrics and individual objectives approved by our Board.  The final determinations of the annual incentive bonus are based upon the extent to which results for the fiscal year met, failed to meet or exceeded our established goals and metrics.  The goals and metrics for the Company include results related to financial performance, and operational performance, as well as approved individual goals and objectives for each executive officer.

Our Compensation Committee believes that the individual performance measure ensures that our executive officers focus on a broader, more strategic set of financial, operational and other factors which are focused on stockholder value creation and our long-term success. The Committee’s assessment of this measure enables closer alignment of executive officer pay levels with stockholder value creation and talent attraction, motivation and retention in a challenging competitive environment. Our Compensation Committee seeks input from Mr. Berger on executive officer performance and internal equity for executive officers other than himself. In determining the individual bonus amounts paid to our executive officers, following review of fiscal year 2019 results and individual performance, our Compensation Committee also reviewed information provided by L&A with regard to compensation practices, trends, and target levels of compensation within our compensation peer group.

Company Goals and Metrics

Prior to our IPO, recommendations for the Company's goals and metrics were made by Mr. Berger to the Board of Directors of Sunnova Energy Corporation, and these recommendations were subsequently reviewed as appropriate and endorsed by our Compensation Committee in connection with the IPO. In determining the goals and metrics for fiscal year 2019, the Committee linked the metrics to the Company’s budget as approved by our Board. For each performance measure, our Compensation Committee established appropriate metrics and specific targets as shown below. Each metric was associated with a threshold, target and a stretch level of possible achievement. Each performance measure also was assigned a weighting factor to reflect the Company’s goals and priorities as interpreted by our Compensation Committee. In consultation with L&A, our Compensation Committee put in place payment guidelines for the level of achievement for each metric, threshold (50%), target (100%) and stretch (150%). This represents the minimum and maximum payout opportunity for each metric and aligns with best practice. In the event a metric does not meet the threshold performance level, none of the bonus is earned for that metric. Similarly, achieving the stretch performance level earns the maximum percentage for a metric. In the event that a metric was achieved at a level between defined achievement levels, our Compensation Committee makes a linear interpolation to determine the bonus earned for that metric.

Metric	Weight	Threshold	Target	Stretch
Adjusted EBITDA, plus P&I	35%	$69M	$78M	$87M
Adjusted Operating Cash Flow	25%	($9.80M)	($800k)	$8.2M
Increase in Adjusted GCCV Compared to 12/31/18	20%	$350M	$425M	$500M
Number of Customers as of 12/31/19	20%	74.3k	79.3k	84.3k

Adjusted EBITDA, plus P&I. Adjusted EBITDA, plus P&I is equal to Adjusted EBITDA plus interest income from customer notes receivable and principal proceeds from customer notes receivable net of related revenue. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, losses on unenforceable contracts, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value option instruments and other non-cash items such as asset retirement obligation ("ARO") accretion expense and non-cash compensation expense.

Adjusted EBITDA is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts also use Adjusted EBITDA in evaluating our operating performance. Our Compensation Committee has chosen this measure as a bonus metric in order to further align the interests of the stockholders and executive management. This measurement is not recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed to suggest our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of Adjusted EBITDA is not necessarily comparable to Adjusted EBITDA as calculated by other companies.

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

Under our loan agreements, the customer obtains financing for the purchase of a solar energy system from us and we agree to operate and maintain the solar energy system throughout the duration of the agreement. Pursuant to the terms of the loan agreement, the customer makes scheduled principal and interest payments to us and has the option to prepay principal at any time in part or in full. Whereas we typically recognize payments from customers under our leases and power purchase agreements (“PPAs”) as revenue, we recognize payments received from customers under our loan agreements (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us.

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

For a reconciliation of Adjusted EBITDA to net income (loss), please refer to page 61 of our Annual Report on Form 10-K. In addition, for interest income from customer notes receivable and principal proceeds from customer notes receivable, net of related revenue, please refer to page 62 of our Annual Report on Form 10-K.

Adjusted Operating Cash Flows

We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable and distributions to redeemable noncontrolling interests less payments to dealers for exclusivity and other bonus arrangements, inventory and prepaid inventory purchases and payments of non-capitalized costs related to our IPO. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities. For a reconciliation of Adjusted Operating Cash Flow to net cash used in operating activities see page 62 of our Annual Report on Form 10-K.

Increase in Adjusted Gross Contracted Customer Value Compared to December 31, 2018

Our Compensation Committee believes this metric is important as a performance measure because it illustrates whether we are growing at a sustainable rate. This metric equals the year-end Gross Contracted Customer Value ("GCCV") minus the prior year-end Gross Contracted Customer Value, plus the Realized Gross Contracted Customer Value over the course of the year.

Estimated Gross Contracted Customer Value represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates, either under existing contracts or in future sales, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%. The anticipated operating, maintenance and administrative expenses included in the calculation of estimated gross contracted customer value include, among other things, expenses related to accounting, reporting, audit, insurance, maintenance and repairs. In the aggregate, we estimate these expenses are $20 per kilowatt per year initially, with 2% annual increases for inflation. We do not include maintenance and repair costs for inverters and similar equipment as those are largely covered by the applicable product and dealer warranties for the life of the product, but we do include additional cost for energy storage systems, which are only covered by a 10-year warranty.

Realized Gross Contracted Customer Value is equal to revenue plus interest income from customer notes receivable and principal proceeds from customer notes receivable, minus the straight-line revenue adjustment on lease revenue, the lease performance guaranty obligation adjustment, loan performance guarantee obligation, and the EZ PPA adjustment; minus distributions to tax equity investors and operating, maintenance and administrative expenses associated with the solar service agreements, plus impairments. We believe that Realized Gross Contracted Customer Value represents the portion of the Gross Customer Contracted Value that we realize or deplete over the course of the year as we receive net cash flows from existing customers during the initial contract term of our leases and PPAs, from the sale of related solar renewable energy certificates and from payments under our customer loans.

For a reconciliation of Adjusted Gross Contracted Customer Value to revenue, please refer to Appendix A.

Number of Customers as of December 31, 2019

Number of customers as of December 31, 2019 reflects the number of customers of our business. The Compensation Committee chose this as a performance measure as it is the primary indicator of Company growth.

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

Evaluation of Performance Results

For fiscal year 2019, our Compensation Committee reviewed the Company’s overall results against approved corporate performance targets as follows:

Adjusted EBITDA, plus P&I. For fiscal year 2019, our Compensation Committee set the target for Adjusted EBITDA, plus P&I at $78 million. We concluded the fiscal year with an adjusted EBITDA, plus P&I of $79.9M which was between our target and stretch goals. As Adjusted EBITDA, plus P&I was between the approved target and the stretch amounts, our Compensation Committee approved a level of payment of the portion of the annual bonus attributable to this metric for each named executive officer as shown below in the table under “Corporate Performance Portion of the Annual Incentive Bonus.”

Adjusted Operating Cash Flows. Our Compensation Committee set the Adjusted Operating Cash Flows target for fiscal year 2019 at ($800,000).  We achieved adjusted operating cash flows of $8.3 million, which was between the approved target and the stretch amounts, our Compensation Committee approved a level of payment of the portion of the annual bonus attributable to this metric for each named executive officer as shown below in the table under “Corporate Performance Portion of the Annual Incentive Bonus”.

Increase in Adjusted Gross Contracted Customer Value.  Our Compensation Committee set the increase in Adjusted Gross Contracted Customer Value target for fiscal 2019 at $425 million. We attained $543 million of Adjusted Gross Contracted Customer Value. Our Compensation Committee reviewed the achievement of this performance measure at the stretch level and authorized the level of payment of the bonus amount attributable to this metric for each named executive officer as shown below in the table under “Corporate Performance Portion of the Annual Incentive Bonus.”

Number of Customers as of December 31, 2019. Our Compensation Committee set the fiscal 2019 target for number of customers as of December 31, 2019 at 79,300. Actual number of customers as of December 31, 2019 was 78,600, which was between the approved threshold and the target amounts. Our Compensation Committee approved a level of payment of the portion of the annual bonus attributable to this metric for each named executive officer as shown below in the table under “Corporate Performance Portion of the Annual Incentive Bonus.”

Corporate Performance Portion of the Annual Incentive Bonus

At the end of fiscal year 2019, our Compensation Committee completed the evaluation of our results and the weighing of metrics discussed above to ensure that the corporate performance portion of the incentive bonus determinations was appropriate and commensurate with the accomplishments posted. The corporate performance multiplier for fiscal year 2019 for named executive officers was as follows:

Corporate Goals and Metrics		Metric Performance Scale
Metric	Weight	Threshold 50%	Target 100%	Stretch 150%	Final Results	Performance Level Achieved	Performance Level Payout	Weighted Payout
Adjusted EBITDA, plus P&I	35%	$69M	$78M	$87M	$79.90M	Between Target and Stretch	111%	38.69%
Adjusted Operating Cash Flow	25%	($9.80M)	($800k)	$8.2M	$8.3M	Stretch	150%	37.5%
Increase in Adjusted GCCV Compared to 12/31/18	20%	$350M	$425M	$500M	$543M	Stretch	150%	30%
Number of Customers as of 12/31/19	20%	74.3k	79.3k	84.3k	78.6k	Between Threshold and Target	93%	18.6%
Total	100%							124.79%

Individual Performance Portion of Annual Incentive Bonus

For each of the executive officers, other than Mr. Berger, our Compensation Committee determined the individual performance portion of the annual incentive bonus by assessing the officer’s performance and contributions both against individual goals and objectives established for each officer at the beginning of the year (or in the case of Mr. Lane, when joining the Company) and against other relevant factors not covered directly by the individual goals and objectives, including, but not limited to, each officer’s performance and contributions to: overall corporate results; execution of our initial public offering; closing of various financing transactions; increase in customers, dealers and sub-dealers; the expansion of product offerings and territory; increase in customer satisfaction results; decrease in field service backlog and other factors as they related to both individual performance and overall Company performance in fiscal year 2019. The competitive compensation data provided by L&A for the position held by each officer was also considered, as appropriate. The executive officers are were ranked 1-5, which results in an individual performance payout multiple range of 0.2 - 1.2. A ranking of 1 results in no bonus award.

For fiscal year 2019, our Compensation Committee recognized the Company’s noteworthy performance as evidenced by its achievements, including the Company’s initial public offering, increase in year over year financial results, closing of financing transactions, and the continued execution of our growth strategy, among other factors. The Committee also considered the Company’s fiscal year 2019 financial results as compared to fiscal year 2018 financial results. The Compensation Committee also assessed the strategic steps taken by management to position the Company for continued success, to enhance stockholder value and to ensure continued financial performance. In recognition of the Company’s excellent performance on all metrics other than the customer count metric, the notable achievements discussed above, each officer’s contributions to the Company’s performance and the Company’s strategic positioning, our Compensation Committee determined to award the individual performance portion of the annual incentive bonus as set forth in the table below.

The Compensation Committee awarded Mr. Berger an amount for the individual performance portion of the annual incentive bonus, primarily based on the Compensation Committee’s assessment of his personal contributions, his leadership, and the performance of the Company in key functional areas as well as the factors set forth above.

Final Bonus Determination

Our Compensation Committee completed the evaluation of our results and the weighing of metrics discussed above to ensure the incentive bonus determinations, which are intended to reward the performance and contributions of our executive officers, were appropriate and commensurate with the accomplished Company metrics and individual performance.  In addition, our Compensation Committee reviewed the market survey information provided by L&A to ensure that the incentive bonus amounts resulting from this evaluation fully support our compensation philosophy and are closely aligned with stockholder interests. Our Compensation Committee made the final bonus determinations for our named executive officers as follows:

	Mr. Berger (1)	Mr. Lane (2)	Mr. Hillstrand (3)	Mr. Baker	Mr. Santo Salvo
Annual Base Salary	$450,000	$350,000	$325,000	$320,000	$300,000
Approved Target Annual Incentive Opportunity as % of Annual Salary	150%	75%	75%	75%	75%
Bonus Target Amount; Target x Annual Base Salary	$714,366	$161,096	$290,942	$240,000	$225,000
Corporate Performance Multiplier	125%	125%	125%	125%	125%
Individual Performance Multiplier	120%	120%	120%	120%	120%
Total Bonus Amount	$1,071,550	$241,644	$436,413	$360,000	$337,500
Total Bonus Amount as % of Salary	238%	69%	134%	113%	113%
Total Bonus Amount as % of Target Annual Incentive Opportunity	159%	92%	179%	150%	150%
__________

(1)	Bonus Target Amount is pro-rated considering a base salary of $425,000 and bonus target of 175% through July 28, 2019 then a base salary of $450,000 and bonus target of 150% as of July 29, 2019.

(2)	Bonus Target Amount is pro-rated based on a hire date of May 22, 2019.
(3)     Bonus Target Amount is pro-rated considering a target of 100% through July 31, 2019 then 75% as of August 1, 2019.

Our Compensation Committee’s incentive bonus recommendations were endorsed by L&A based upon its review of relevant competitive information, including analysis of incentive and performance-related bonus amounts paid by our compensation peer group for comparable jobs and of the proportion represented by bonus amounts in the total direct compensation for each benchmarked job.  The bonus amounts recommended by our Compensation Committee for fiscal year 2019 range from the market 50th percentile to the market 75th percentile level in recognition of superior Company results in fiscal year 2019 and those items discussed above under Company performance portion of the annual incentive bonus, as well as each officer’s contribution to Company performance and are reflective of our pay for performance compensation philosophy. The proportion represented by the bonus amounts as a percentage of the total direct compensation remains within the overall competitive range.  Our Compensation Committee believes that the recommended fiscal year 2019 incentive bonus awards support the objectives of our compensation program.

In order to preserve cash and manage liquidity, our Compensation Committee determined to split the payment of the award 64% in cash and 36% in the form of non-contingent restricted stock units that vest one year from the date of grant. In addition, Mr. Santo Salvo was awarded a special restricted stock units bonus award with a value of $100,000 that will be settled on the same terms in recognition of his superior performance in 2019 in increasing the customer count for 2019.

Long-Term Stock Incentive Awards

Our Compensation Committee considers stock ownership by management through stock-based compensation arrangements beneficial in aligning management’s and stockholders’ interests.  Under the provisions of our stockholder-approved Sunnova Energy International Inc. 2019 Long-Term Incentive Plan (the “2019 Plan”), our Compensation Committee has the ability to grant stock options, restricted stock and restricted stock unit awards, stock appreciation rights (“SARs”), and performance units to eligible employees and to grant nonqualified stock options, restricted stock and restricted stock unit awards, SARs and performance units to eligible directors.

Our Compensation Committee grants long-term incentive awards to our executive officers, including our named executive officers, in line with competitive market norms based upon each officer’s performance in a fiscal year.  These awards are primarily designed to tie a substantial portion of each executive officer’s compensation to longer-term future performance of the Company and to support the philosophy adopted by our Compensation Committee.  The grant determinations are made by our Compensation Committee using, as a reference, the relevant competitive market information and recommendations provided to our Compensation Committee by L&A, in order to provide an appropriate level of total direct compensation compared to compensation of executive officers in our compensation peer group. Our Compensation Committee sets the individual grant values to reflect (a) the level of responsibility of each executive officer and his potential impact on the long-term success of the business, (b) the intent to encourage distinctive levels of long-term performance and contributions, (c) talent retention considerations as appropriate, and (d) tenure with the Company.  We do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Predecessor Stock Options

Historically, our executives and key employees, including the NEOs, were granted options to purchase Series B nonvoting common stock of Sunnova Energy Corporation pursuant to the Stock Option Plan of Sunnova Energy Corporation and the 2013 Stock Option Plan of Sunnova Energy Corporation (collectively referred to as the “prior option plans”). The stock options granted pursuant to the prior option plans are referred to herein as the “prior stock options”. In connection with our initial public offering, 50% of the prior stock options that were unexercisable at the time of the initial public offering became exercisable as of the closing of the offering and the remaining 50% of the prior stock options will become exercisable on the first anniversary of the closing of such initial public offering, subject to the holder’s continued employment as of such date and to any other provision of the prior stock option providing for earlier exercisability.

In connection with the IPO, the prior options were converted into options to purchase our common stock on the same terms and conditions as were in effect under the prior option plans. Following the IPO, no additional awards will be granted pursuant to the prior option plans.

Determination of Awards

For fiscal year 2019, our Compensation Committee awarded annual grants of restricted stock units to our named executive officers.  Our Compensation Committee reviewed information and recommendations provided to our Compensation Committee by L&A, as well as relevant information provided by the Company’s outside legal and tax counsel. We do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

To determine long-term incentive awards granted in a year, our Compensation Committee first approves a target aggregate grant date fair value to be awarded to each named executive officer. The target aggregate grant date fair value is then allocated among the types of awards granted for such year. For fiscal year 2019, our Compensation Committee determined to allocate the target aggregate grant date fair value to time-vested restricted stock units.

Restricted Stock Units

Time-vested restricted stock units granted to named executive officers under the 2019 Plan vest in one-third increments on each of the first three anniversaries of the date of grant (or, in the case of Mr. Berger, one-seventh increments on each of the first seven anniversaries of the date of grant) provided that the recipient remains employed through the anniversary date, and will be settled in common stock no later than 15 days after the units vest. All outstanding and unvested restricted stock units will vest on the date of a change in control (as defined in the 2019 Plan) or in the event that the officer’s employment is terminated due to death or disability.

Fiscal Year 2019 Long-Term Incentive Award Grants

In May 2019, our Compensation Committee approved granting long-term incentive awards for fiscal year 2019 to our named executive officers as follows:

Name	Target Aggregate Grant Date Fair Value	Restricted(1) Stock Units
William J. Berger	$10,000,000	833,333
Robert L. Lane	$750,000	62,500
Kris W. Hillstrand	$650,000	54,166
Walter A. Baker	$650,000	54,166
John Santo Salvo	$450,000	37,500

(1)
These awards were contingent on the closing of the Company’s IPO. For fiscal year 2019, the number of restricted stock units awarded was determined by dividing the target aggregate grant date fair value by the grant date fair value of a restricted stock unit on the date of grant. The grant date fair values of restricted stock units granted for fiscal year 2019 were determined in accordance with ASC Topic 718 and are based on the fair market value of our common stock on the date of grant. Under SEC rules, the grant date fair values exclude the impact of estimated forfeitures related to service-based vesting conditions.

Fiscal Year 2020 Long-Term Incentive Award Grants

In February 2020, our Compensation Committee recommended granting long-term incentive awards for fiscal year 2020 to our named executive officers as follows:

Name	Target Aggregate Grant Date Fair Value(1)
William J. Berger(2)	$—
Robert L. Lane	$962,500
Kris W. Hillstrand	$893,750
Walter A. Baker	$880,000
John Santo Salvo	$600,000

(1)
For fiscal year 2020, the number of restricted stock units awarded will be determined by dividing the target aggregate grant date fair value by the grant date fair value of a restricted stock unit on the date of grant (March 12, 2020). The grant date fair value of restricted stock units granted for fiscal year 2020 will be determined in accordance with ASC Topic 718 and will be based on the fair market value of our common stock on the date of grant. Under SEC rules, the grant date fair values exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
A target aggregate grant date fair value of $2,000,000 was approved for Mr. Berger in May 2019, however due to his restricted stock unit award grant in connection with the IPO in 2019, he is not eligible for consideration of an award grant until the 2022 award cycle.

In addition, our Compensation Committee also determined to develop performance awards as part of the long-term incentive award grant for 2021 and to adopt stock ownership guidelines.

Severance Agreements

We believe that the competitive marketplace for executive level talent and our desire to minimize turnover and retain our executive officers, including our named executive officers, requires us to provide certain severance benefits. We also believe the provision of these benefits serves the interests of our stockholders by encouraging certain valued employees to remain employed with the Company in the event of a change of control. The Company has entered into Change of Control Agreements with each named executive officer, including Mr. Berger, in replacement of any prior employment or other severance agreement entered into between the Company and the executive. The agreements standardize change of control benefits for our executive officers and provide benefits that are competitive to those provided by our compensation peer group. Each agreement contains requirements for payments relating to termination of employment other than for cause following a change of control. For more information regarding change of control arrangements, see “Executive Compensation-Potential Payments Upon Termination or Change of Control.”

Our Compensation Committee believes the provision of such change of control benefits is competitive and appropriate in light of our compensation peer group. In reaching such determination, our Compensation Committee considered L&A’s change of control analysis, surveys, and reviewed the amounts payable by the compensation peer group to similarly situated executives in the event of a termination of employment in connection with a change of control.

Benefits relating to termination of employment in a post change of control employment period payable to Mr. Berger and the other named executive officers were considered as part of their overall compensation packages.

Perquisites and Benefits

Named executive officers are eligible to participate in the Company’s benefit plans on the same terms as other employees. The Company’s 401(k) Retirement Plan (the “Retirement Plan”) is a safe harbor qualified defined contribution plan which allows employees, including named executive officers, to save for retirement through a tax-advantaged combination of employee and Company contributions. For safe harbor matching contributions, employee contributions are matched by the Company up to 100% of the first 3% of salary contributed by the employee plus 50% of salary contributed between 3% and 5% of salary contributed. Safe harbor matching contributions are 100% vested. Each year the Company may also make a discretionary profit-sharing contribution to the Retirement Plan, which to date the Company has not made. Profit sharing contributions vest as follows:

Years of Service	Percentage
› 2	0%
2	20%
3	40%
4	60%
5	80%
6	100%

The Company also provides named executive officers with perquisites and other personal benefits that the Company and our Compensation Committee believe are reasonable and consistent with its overall compensation program. Such perquisites are detailed in All Other Compensation in the Summary Compensation Table.

Assessment of Risk and Recovery of Compensation

Our Audit Committee and Board of Directors employ a risk management process conducted periodically to ensure that potential risks that might arise from any of our executive compensation practices and policies do not result in potential adverse impact on the Company, financially or otherwise. Our Compensation Committee has reviewed the policies and guidelines underlying our executive compensation determinations and concluded that the following factors promote the creation of long-term value and thereby discourage behavior that leads to excessive or unnecessary risk:

•	individual cash incentives are made within the boundaries of approved fixed maximum awards as applicable to each named executive officer;

•	the short-term performance metrics considered in annual bonus determinations are supplemented with diverse performance measures;

•	the members of our Compensation Committee who approve final bonus recommendations are independent; and

•
named executive officers receive the majority of their total direct compensation in the form of long-term incentives with multi-year vesting to align the interests of the named executive officers with long term value creation for our stockholders.

Based on our review, we have determined our compensation programs and practices are not reasonably likely to have a material adverse effect on the Company. In addition, in the event the Company or the Committee determines an NEO has taken unlawful action detrimental to the Company or violated Company policy, we maintain clawback provisions in our long-term incentive awards that allow for the forfeiture or recovery of stock or amounts paid or payable to the NEO.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986 (the "Code") limits the deductibility of compensation paid to each of our named executive officers to $1 million annually for federal income tax purposes subject to transition relief for compensation arrangements entered into prior to our IPO. In designing compensation plans and making compensation decisions, our Compensation Committee considers the potential deductibility of the proposed compensation. However, our Compensation Committee may elect to approve compensation that exceeds the limit in order to ensure competitive levels of compensation for our executive officers and if it believes that such compensation is in the best interests of the Company and its stockholders. As a result, certain compensation paid to our named executive officers may not be deductible by the Company for tax purposes. Although the deductibility of compensation is a consideration evaluated by our Compensation Committee, our Compensation Committee believes that the lost deduction on compensation payable in excess of the $1 million limitation is not material relative to the benefit of being able to attract and retain talented management. We have also awarded compensation that might not be fully tax deductible when such grants were nonetheless in the best interest of us and our stockholders. Accordingly, our Compensation Committee will continue to retain the discretion to pay compensation that is subject to the $1 million deductibility limit.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis included in this Amendment. Based on that review and discussion, our Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

•	Rahman D'Argenio - Chair

•	Mark Longstreth

•	Michael C. Morgan

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
William J. Berger (President and Chief Executive Officer)	2019	$434,664	$—	$10,385,758	$—	$3,378,358	$49,031	$14,247,811
	2018	$425,000	$37,188	$—	$1,085,370	$632,188	$4,250	$2,183,996
	2017	$425,000	$—	$—	$—	$478,125	$10,800	$913,925
Robert L. Lane (1) (Executive Vice President and Chief Financial Officer)	2019	$203,045	$—	$836,992	$—	$154,652	$1,312	$1,196,001
Kris Hillstrand (Executive Vice President of Technology and Service Operations)	2019	$325,000	$—	$807,109	$—	$279,304	$156,921	$1,568,334
	2018	$317,708	$16,250	$—	$164,450	$276,250	$67,264	$841,922
	2017	$300,000	$22,500	$—	$—	$202,500	$54,650	$579,650
Walter A. Baker (Executive Vice President, General Counsel and Secretary	2019	$314,167	$—	$779,600	$—	$230,400	$11,281	$1,335,448
	2018	$287,500	$10,695	$—	$542,217	$191,250	$9,000	$1,040,662
John Santo Salvo (Executive Vice President of Channel Operations and Chief of Procurement)	2019	$300,000	$—	$671,500	$—	$216,000	$11,200	$1,198,700
	2018	$294,167	$—	$—	$189,750	$172,125	$11,000	$667,042
	2017	$266,875	$14,000	$—	$—	$126,000	$10,800	$417,675
_____________

(1)	Mr. Lane joined the Company on May 22, 2019, and his compensation reflects pro-ration for his partial year of service.

(2)	The amounts disclosed in this column reflect the non-formulaic cash bonus awards earned for performance in the designated fiscal year but which are paid in March of the following fiscal year.

(3)
The amounts disclosed in this column include the grant date fair value of the restricted stock awards granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant. For additional information, see Note 15 to our consolidated financial statements in our 2019 Form 10-K. For 2019, the amounts also include the grant date fair value of the restricted stock award granted as part of the Short-Term Incentive Plan compensation as follows:

Name	Grant Date Fair Value of Short-Term Incentive Award
William J. Berger	$385,758
Robert L. Lane	$86,992
Kris W. Hillstrand	$157,109
Walter A. Baker	$129,600
John Santo Salvo (a)	$221,500
(a) Includes the grant date fair value of the special bonus award granted to Mr. Santo Salvo.

(4)
The amounts disclosed in this column represent the aggregate grant date fair value of non-qualified stock options granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant. For additional information, see Note 15 to our consolidated financial statements in our 2019 Form 10-K.

(5)
The amounts disclosed in this column reflect the formulaic cash bonus awards earned for performance in the designated fiscal year but which are paid in March of the following fiscal year. See “Compensation Discussion and Analysis Components of Our Executive Compensation Program Annual Incentive Bonuses.” In March 2018, we entered into a Bonus Agreement with Mr. Berger (the “Bonus Agreement”) which provided that each year beginning January 1, 2019, one-fourth of the outstanding loan balance (and related accrued and unpaid interest) under the promissory notes executed by Mr. Berger and Jackson Leigh Ventures, LLC, an entity controlled by Mr. Berger, in favor of Sunnova Energy Corporation, in combined aggregate principal amounts totaling $1,702,523 (the “JLV Notes”), was to be forgiven provided that Mr. Berger remained employed through each applicable forgiveness date, such that the full amount of the JLV Notes would be forgiven as of January 1, 2022. In connection with the Bonus Agreement, Mr. Berger’s historical employment agreement was amended to increase his bonus potential to 175% of base salary (from 125% of base salary). In the event that Mr. Berger’s employment was terminated due to his death or permanent disability, the Bonus Agreement provided that the full amount of the then outstanding balance of the JLV Notes (and related accrued interest) would be forgiven. In January 2019, one-fourth of the balance of the JLV Notes was forgiven pursuant to the Bonus Agreement. On June 20, 2019, as additional bonus compensation, the remaining principal and interest in the amount of $1,374,896 associated with the JLV Notes was forgiven, and Sunnova Energy Corporation agreed to pay Mr. Berger a bonus to reimburse him for the expected tax liability associated with such forgiveness of $892,039. Amounts in this column for Mr. Berger for 2018 include a payment of $166,695 made in January 2019 as an advance payment of a portion of Mr. Berger’s bonus otherwise payable in March 2019, and was designed to cover the tax withholding required in connection with loan forgiveness provided under the terms of Mr. Berger’s Bonus Agreement. For 2019, the amount includes, as additional bonus compensation, $1,800,527 associated with the forgiveness of the remaining JLV Notes, and the payment of a bonus as a reimbursement for the expected tax liability associated with such forgiveness of $892,039.

(6)	All other compensation for 2019 includes the following amounts:

Name	401(k) Match(a)	Dual Living(b)	Travel Reimbursement	Spousal Travel(c)	Prizes - Gift Cards	Total
William J. Berger	$11,200	$—	$—	$37,831	$—	$49,031
Robert L. Lane	$—	$—	$—	$1,287	$25	$1,312
Kris W. Hillstrand	$11,200	$84,946	$60,000	$775	$—	$156,921
Walter A. Baker	$11,200	$—	$—	$—	$81	$11,281
John Santo Salvo	$11,200	$—	$—	$—	$—	$11,200
(a) Amounts reflect matching contributions made for fiscal year 2019 on behalf of each named executive officer to the Company’s 401(k) plan.
(b) Amounts reflect payment of Mr. Hillstrand’s living expenses in Houston, TX. Amounts reflect actual cost to the Company and taxes paid by the company associated with the taxable amounts imputed to Mr. Hillstrand.
(c) Amounts include payment for spousal travel associated with the Company’s IPO. Amounts reflect actual cost to the Company and taxes paid by the Company associated with the taxable amounts imputed to the named executive officer.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2019

The following table presents information regarding grants of equity-based awards made to our named executive officers during 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares(a)	Grant Date Fair Value of Stock Awards(b)
William J. Berger	7/29/2019	833,333	$10,000,000
Robert L. Lane	7/29/2019	62,500	$750,000
Kris W. Hillstrand	7/29/2019	54,166	$650,000
Walter A. Baker	7/29/2019	54,166	$650,000
John Santo Salvo	7/29/2019	37,500	$450,000

(a)
These restricted stock unit awards were made pursuant to our 2019 Long-Term Incentive Plan and vest one third per year over three years except for the award to William J. Berger which vests one seventh per year over seven years.

(b)
The amounts disclosed in this column represent the aggregate grant date fair value of the restricted stock unit awards granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant and assumes the achievement of target level of performance conditions for the awards. For additional information, see Note 15 to our consolidated financial statements in our 2019 Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
Name	Number of Securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable(1)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (2)	Market value of share or units that have not vested(3)
William J. Berger	423,469	47,052	$24.87	4/7/2026
	1,058,673	117,630	$12.44	4/7/2026
	24,432	16,288	$27.16	4/2/2028
	85,897	57,266	$13.58	4/2/2028
					833,333	$9,299,996
Total	1,592,471	238,236			833,333	$9,299,996

Robert L. Lane	—	—			62,500	$697,500
Total	—	—			62,500	$697,500

Kris W. Hillstrand	62,578	6,953	$24.87	4/7/2026
	156,446	17,382	$12.44	4/7/2026
	3,857	2,572	$27.16	4/2/2028
	12,858	8,573	$13.58	4/2/2028
					54,166	$604,493
Total	235,739	35,480			54,166	$604,493

Walter A. Baker	38,576	25,718	$24.87	1/2/2028
	90,012	60,009	$12.44	1/2/2028
					54,166	$604,493
Total	128,588	85,727			54,166	$604,493

John Santo Salvo	7,530	1,882	$24.87	4/7/2026
	18,825	4,707	$12.44	4/7/2026
	588	253	$24.87	4/15/2027
	11,412	4,891	$12.44	4/15/2027
	48,672	20,859	$24.87	5/15/2027
	75,010	32,148	$12.44	5/15/2027
	3,857	2,572	$27.16	4/2/2028
	15,430	10,287	$13.58	4/2/2028
					37,500	$418,500
Total	181,324	77,599			37,500	$418,500

(1)     These non-qualified stock options were granted pursuant to our Stock Option Plan of Sunnova Energy Corporation ("Plan") with a term of 10 years, subject to earlier termination in certain events related to termination of employment. Each option entitles the option holder to purchase one share of common stock at an exercise price equal to the fair market value of a share of common stock on the date of grant. These options were originally granted under the Plan and are scheduled to become exercisable in 20% annual increments over the first five anniversaries of the date of grant. In connection with the closing of the IPO, the Company assumed the Plan and the existing options became Options to purchase Common Stock. Upon the closing of the IPO, 50% of the unvested options became exercisable and the remaining 50% of the unvested options will become exercisable one year from the closing of the IPO.

(2)    These restricted stock unit awards were made pursuant to our 2019 Long-Term Incentive Plan ("2019 Plan") and vest one-third per year over three years except for Mr. Berger whose award vests one-seventh per year over seven years. All awards are subject to acceleration of vesting upon the occurrence of certain events related to termination of employment or change of control of the Company.

(3)    With respect to restricted stock units, the amounts set forth in this column include the number of shares subject to such awards multiplied by $11.16, the closing price of our common stock on December 31, 2019.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2019, all of which have been approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of shares of common stock available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options) (3)
5,730,448	$15.86	3,803,179

(1)
This column reflects all shares of common stock subject to outstanding options and RSUs granted under the following plans as of December 31, 2019: the 2013 Stock Option Plan of Sunnova Energy Corporation, the Stock Option Plan of Sunnova Energy Corporation and the 2019 Long-Term Incentive Plan (“LTIP”).

(2)	The weighted average exercise price relates solely to outstanding stock options since shares subject to the RSUs have no exercise price.

(3)
The number of shares for issuance under the LTIP will be increased on the first day of each fiscal year beginning with the 2020 fiscal year, in an amount equal to the lesser of (i) the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by our Board.

Potential Payments upon Termination or Change in Control

A form of Executive Change of Control Severance Agreement (the “Executive Severance Agreement”) was adopted by our Board and entered into by each current executive officer of the Company in July 2019 in replacement of any employment, executive or other change of control agreement in effect at such time.

Under the terms of the Executive Severance Agreements, upon a termination of employment by us without “cause” prior to a “change in control” (as those terms are defined in the applicable Executive Severance Agreement), our executive officers, including the NEOs will be eligible to receive (i) 50% of the NEO’s then-current annual base salary, payable in installments over the six-month period beginning with the date of termination, (ii) a prorated target annual bonus (as defined below), payable in installments over the six-month period beginning with the date of termination and (iii) reimbursement of the excess cost of COBRA continuation medical coverage over the cost of medical coverage for our active employees for six months. These severance payments are contingent upon the NEO’s execution of a waiver and release of claims and compliance with non-competition and non-solicitation obligations for a six-month period beginning on the date of termination of the NEO. Upon a termination of employment by us without cause or by the NEO for good reason within 24 months following a change in control (as defined in the Executive Severance

Agreement), our NEOs will be entitled to (i) 2.0 times the NEO’s then current annual base salary plus 1.0 times (or 1.5 times, in the case of Mr. Berger) the NEO’s target annual bonus (as defined below), payable in lump sum 60 days after the date of termination, (ii) a prorated target annual bonus, payable in lump sum 60 days after the date of termination and (iii) continued coverage at no cost under the group health plans in which the NEO and dependents participated in immediately prior to the date of termination for the 18 month period following termination. The target annual bonus is the greater of (1) the NEO’s target annual cash bonus opportunity, determined by our board of directors for the year in which the NEO’s termination occurs or, if no target annual bonus has been established for the year in which the NEO’s termination occurs, the target annual bonus for the preceding year or (2) the NEO’s target annual cash bonus for the year in which the change in control of the Company occurs.

Potential Payments Table

The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the executive’s employment had terminated on December 31, 2019, given the executive’s compensation as of such date and, if applicable, based on the closing price of our common stock on December 31, 2019. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different than the estimates presented in the table. Factors that could affect these amounts include the timing of any such event and our stock price.

Executive	Benefit	Change of Control without Termination	Change of Control with Termination w/o Cause or for Good Reason	Termination by Executive	Retirement	Death or Disability(1)	Termination Without Cause or prior to Change of Control
William J. Berger	Salary	$—	$900,000	$—	$—	$—	$225,000
	Bonus	—	1,687,500	—	—	—	675,000
	Benefit Continuation	—	29,650	—	—	29,650	7,461
	Stock Awards (2)	9,299,996	9,299,996	—	—	9,299,996	—
	Option Awards	—	—	—	—	—	—
	Total	$9,299,996	$11,917,146	$—	$—	$9,329,646	$907,461

Robert L. Lane	Salary	$—	$700,000	$—	$—	$—	$175,000
	Bonus	—	525,000	—	—	—	262,500
	Benefit Continuation	—	29,650	—	—		7,461
	Stock Awards (2)	697,500	697,500	—	—	697,500	—
	Option Awards	—	—	—	—	—	—
	Total	$697,500	$1,952,150	$—	$—	$697,500	$444,961

Kris Hillstrand	Salary	$—	$650,000	$—	$—	$—	$162,500
	Bonus	—	487,500	—	—	—	243,750
	Benefit Continuation	—	29,650	—	—	29,650	7,461
	Stock Awards (2)	604,493	604,493	—	—	604,493	—
	Option Awards	—	—	—	—	—	—
	Total	$604,493	$1,771,643	$—	$—	$634,143	$413,711

Walter A. Baker	Salary	$—	$640,000	$—	$—	$—	$160,000
	Bonus	—	480,000	—	—	—	240,000
	Benefit Continuation	—	29,650	—	—	29,650	7,461
	Stock Awards (2)	604,493	604,493	—	—	604,493	—
	Option Awards	—	—	—	—	—	—
	Total	$604,493	$1,754,143	$—	$—	$634,143	$407,461

John Santo Salvo	Salary	$—	$600,000	$—	$—	$—	$150,000
	Bonus	—	450,000	—	—	—	225,000
	Benefit Continuation	—	29,650	—	—	29,650	7,461
	Stock Awards (2)	418,500	418,500	—	—	418,500	—
	Option Awards	—	—	—	—	—	—
	Total	$418,500	$1,498,150	$—	$—	$448,150	$382,461

(1)	Benefit continuation for death or disability only occurs following a change in control.

(2)	Amount determined by the product of $11.16, the closing price of our stock as of December 31, 2019, and the number of shares that have not vested.

Compensation and Human Resources Committee Interlocks and Insider Participation

During 2019, Messrs. D’Argenio (Chair), Longstreth and Morgan served on our Compensation Committee. No member of our Compensation Committee is or was an officer or employee of the Company. During 2019, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Compensation Committee, (ii) a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as our director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Five Percent Owners

The following table reflects certain information known to us concerning persons beneficially owning more than 5% of our outstanding common stock based on the most recent information filed with the SEC by the persons listed. The security ownership percentage is calculated based on our shares of common stock outstanding as of the close of business on February 28, 2020. Unless otherwise noted, each stockholder listed below has sole voting and disposition power with respect to the shares listed.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Energy Capital Partners III, LLC(1) 51 John F. Kennedy Parkway, Suite 200 Short Hills, NJ 07078	38,352,957	45.7%
Newlight Partners LP(2) 390 Park Avenue New York, NY 10022-4608	9,635,161	11.5%
Entities Affiliated with Elk Mountain Ltd.(3) 100 Waugh Drive #400 Houston, TX 77007	4,455,660	5.3%

(1)
The information set forth above was obtained from a Schedule 13G dated February 10, 2020, filed with the SEC jointly by ECP ControlCo, LLC (“ControlCo”), Energy Capital Partners III, LLC (“Energy Capital Partners”), Energy Capital Partners GP III, LP (“ECP GP”), Energy Capital Partners III, LP (“ECP III”), Energy Capital Partners III-A, LP (“ECP-A”), Energy Capital Partners III-B, LP (”ECP-B”), Energy Capital Partners III-C, LP (“ECP-C”), Energy Capital Partners III-D, LP (“ECP-D”), Energy Capital Partners GP III Co-Investment (Sunnova), LLC (“ECP Co-Invest GP”) and Energy Capital Partners III (Sunnova Co-Invest), LP (“ECP Co-Invest” and, collectively with ECP III, ECP-A, ECP-B, ECP-C and ECP-D, the “ECP Holders”). ECP III directly holds 528,150 shares of our common stock, ECP-A directly holds 17,779,378 shares of our common stock, ECP-B directly holds 2,147,150  shares of our common stock, ECP-C directly holds 7,350,272 shares of our common stock, ECP-D directly holds 9,071,496 shares of our common stock and ECP Co-Invest directly holds 1,476,511 shares of our common stock. The shares were issued to the ECP Holders in our initial public offering in exchange for preferred shares of our predecessor entity held by the ECP Holders prior to the initial public offering. Each of ECP, ECP-A, ECP-B, ECP-C and ECP-D is controlled by its general partner, ECP GP. ECP GP is controlled by its general partner, Energy Capital Partners. ECP Co-Invest is managed by its general partner, ECP Co-Invest GP, which is managed by its sole member, Energy Capital Partners. Energy Capital Partners is wholly owned and controlled by ControlCo. Douglas W. Kimmelman, Peter Labbat, Tyler Reeder, Andrew D. Singer and Rahman D’Argenio are the managing members ControlCo and share the power to direct the voting and disposition of the shares beneficially owned by Energy Capital Partners. Each such individual disclaims beneficial ownership of such shares.

(2)
The information set forth above concerning shares of common stock beneficially owned by Newlight Partners LP (“Newlight”) was obtained from a Schedule 13G dated February 12, 2020, filed with the SEC jointly by Newlight, Newlight GP, LLC, Ravi Yadav and David Wassong. QSIP LP directly holds 9,635,161 shares of our common stock. The shares were issued to QSIP LP in our initial public offering in exchange for preferred shares of our predecessor entity held by QSIP LP or one of its affiliates prior to the initial public offering. Pursuant to an investment management agreement, QSIP LP and certain of its affiliates have delegated sole voting and dispositive power over the shares to Newlight Partners LP. The general partner of Newlight Partners LP is Newlight GP LLC. The sole members of Newlight GP LLC are Ravi Yadav and David Wassong.

(3)
Consists of 3,954,579 shares of common stock held by Elk Mountain Ltd. and 501,081 shares of common stock held by Minion Trail Ltd. Elk Mountain Ltd. and Minion Trail Ltd. are collectively controlled by Russell Gordy, a former director of Sunnova Energy Corporation.

Director and Executive Officer Shareholdings

The following table sets forth the amount of common stock beneficially owned as of the close of business on February 28, 2020, by each of our directors and by each of the executive officers identified in the Summary Compensation Table below (named executive officers), and by all of our directors and executive officers as a group. For our directors and executive officers, the information includes shares that they could acquire through April 28, 2020 by the exercise of stock options. As of February 28, 2020, none of the shares shown below were pledged. Unless otherwise indicated below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Anne S. Andrew (2)	15,000	*
Walter A. Baker (3)	150,019	*
William J. Berger (4)	1,991,230	2.1%
Rahman D'Argenio (5)	—	—
Matthew DeNichilo	—	—
Kris W. Hillstrand (6)	263,860	*
Doug Kimmelman (5)	—	—
Robert L. Lane (7)	15,000	*
Mark Longstreth (8)	—	—
Michael C. Morgan (9)	1,971,875	2.3%
John T. Santo Salvo (10)	190,551	*
C. Park Shaper (11)	1,753,199	2.1%
Scott D. Steimer	—	—
All Executive Officers and Directors as a Group (15 Persons) (12)	6,692,548	7.7%
___________

*    Represents beneficial ownership or voting power of less than 1%.

(1)	Unless otherwise indicated, the address for each listed stockholder is: c/o Sunnova Energy international Inc., 20 East Greenway Plaza, Suite 475, Houston, Texas 77046.

(2)	Consists of 15,000 shares of common stock purchased in the open market.

(3)	Consists of shares of common stock issuable upon the exercise of stock options.

(4)
Consists (i) 31,564 owned by Mr. Berger, (ii) 176,653 owned by Jackson Leigh Ventures LLC for which Mr. Berger serves as managing member, (iii) 7,471 held in the executive’s IRA, and (iv) 1,775,542 shares of common stock issuable upon the exercise of stock options.

(5)
Mr. D’Argenio and Mr. Kimmelman are each a Managing Member of ControlCo, LLC and may be deemed to beneficially own shares owned by ControlCo and certain of its sponsored funds (the “ECP Funds”), which collectively own 38,352,957 shares of common stock. Mr. Kimmelman and Mr. D’Argenio disclaim beneficial ownership of any common stock beneficially owned by the ECP Funds.

(6)	Consists of (i) 1,000 shares of common stock purchased in the open market and (ii) 262,860 shares of common stock issuable upon the exercise of stock options.

(7)	Consists of 15,000 shares of common stock purchased in the open market.

(8)
Mr. Longstreth is a Partner at Newlight Partners LP (“Newlight Partners”) and may be deemed to beneficially own shares owned by QSIP LP. Mr. Longstreth disclaims beneficial ownership of any common stock beneficially owned by QSIP or Newlight Partners.

(9)
Consists of (i) 1,852,757 shares held by Triangle Peak Partners II, LP and TPP II Annex Fund, LP, for which Mr. Morgan serves as Chairman and CEO of the managing entity of such funds, (ii) 94,118 shares held by Portcullis Partners, LP, for which Mr. Morgan serves as President and (iii) 25,000 shares held Porticullis Investments, LP, for which Mr. Morgan serves as Manager of the general partner.

(10)
Consists of (i) 1,000 shares of common stock purchased in the open market, (ii) 6 shares of common stock held indirect and (iii) 189,545 shares of common stock issuable upon the exercise of stock options.

(11)	Consists of 1,753,199 shares held by SEIS Holdings LLC for which Mr. Shaper serves as CEO. Mr. Shaper may be deemed to beneficially own securities beneficially owned by SEIS Holdings LLC.

(12)
Consists of (i) 3,972,768 shares of common stock beneficially owned by our named executive officers and (ii) 2,719,780 shares of common stock issuable from the exercise of stock options pursuant to the prior options plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our Board has adopted a policy whereby all transactions with related parties must be made in compliance with our Board's policy on related party transactions. Such transactions must be recommended by management and must be on terms no less favorable to us than could be obtained from unrelated third parties. To identify related party transactions, each year we distribute and require our directors and officers to complete a questionnaire identifying transactions with the Company in which the director or officer or their immediate family members have an interest. In addition, our Code of Conduct requires directors and officers to report any actual or potential conflicts of interests. Our Nominating and Corporate Governance Committee is responsible for reviewing and approving all related party transactions.

In July 2019, in connection with our IPO, our Board determined that a relationship does not interfere with a director exercising independent judgment in carrying out such director’s responsibilities if it:

(a)	is a type of relationship addressed in:

•	Item 404 of Regulation S-K, as amended, of the Securities and Exchange Commission, or

•	Section 303A.02, as amended, of the NYSE Listed Company Manual (the “NYSE Rules”),

but under those rules neither requires disclosure nor precludes a determination of independence; or

(b) consists of charitable contributions by the Company to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years. Our Board reviewed the relevant provisions of the NYSE Rules with regard to the independence of directors and after full discussion determined that the following directors serving at the time of the IPO had no material relationship with the Company that may interfere with the exercise of independence from management and the Company and therefore are independent directors of the Company: Rahman

D’Argenio, Matthew DeNichilo, Doug Kimmelman, Mark Longstreth, Michael C. Morgan, C. Park Shaper, and Scott Steimer.

On January 15, 2019, pursuant to a separation agreement between Sunnova Energy Corporation and Jordan Kozar, the former Chief Financial Officer, we repurchased 31,460 shares of our Series A convertible preferred stock from Mr. Kozar at a purchase price of $5.80 a share for an aggregate purchase price of $0.2 million.

In June 2019, we issued a subordinated convertible note for $15.0 million (the “2021 subordinated convertible note”) to certain of our existing investors. In connection with the completion of our initial public offering, the 2021 subordinated convertible note plus any accrued and unpaid interest converted into approximately 2,613,818 shares of Series C convertible preferred stock, which in turn converted into approximately 1,120,360 shares of common stock in the preferred stock conversions.

In March 2018, we entered into a Bonus Agreement with Mr. Berger (the “Bonus Agreement”) providing that each year beginning January 1, 2019, one-fourth of the outstanding loan balance (and related accrued and unpaid interest) under the promissory notes executed by Mr. Berger and Jackson Leigh Ventures, LLC, an entity controlled by Mr. Berger, in favor of Sunnova Energy Corporation, in combined aggregate principal amounts totaling $1,702,523 (the “JLV Notes”), is to be forgiven provided that Mr. Berger remains employed through the applicable forgiveness date, such that the full amount of the JLV Notes will be forgiven as of January 1, 2022. In connection with the Bonus Agreement, Mr. Berger’s NEO Employment Agreement was amended to increase his bonus potential to 175% of base salary (from 125% of base salary). In the event that Mr. Berger’s employment is terminated due his death or permanent disability, the Bonus Agreement provides that the full amount of the then outstanding balance of the Notes (and related accrued interest) would be forgiven. In January 2019, one-fourth of the balance of the Notes was forgiven pursuant to the Bonus Agreement. On June 20, 2019, as additional bonus compensation, the remaining principal and interest in the amount of $1,374,896 associated with the JLV Notes was forgiven, and Sunnova Energy Corporation agreed to pay Mr. Berger a bonus to reimburse him for the expected tax liability associated with such forgiveness of $892,039.

Director Independence

Our Board has determined that all eight of the current non-management directors of the Company (Ms. Andrew and Messrs. D’Argenio, DeNichilo, Kimmelman, Longstreth, Morgan, Shaper and Steimer) qualify as “independent” under the corporate governance rules of the NYSE, that each member of the Audit Committee qualifies as “independent” under Rule 10A-3 of the United States Securities Exchange Act of 1934 (the “Exchange Act”), and that each member of the Compensation Committee qualifies as “independent” under Rule 10C-1 of the Exchange Act. Our Board has not established separate independence requirements beyond those of the NYSE, the Exchange Act or the Code.

In addition, we have made no contributions to any tax-exempt organization in which any independent director serves as an executive officer.

Item 14. Principal Accounting Fees and Services.

During the fiscal years ended December 31, 2019 and 2018, PricewaterhouseCoopers LLP was our independent registered public accounting firm and it provided services in the following categories and amounts:

	Year Ended December 31,
	2019	2018
	(in thousands)
Audit fees(1)	$1,270,425	$1,022,380
Audit-related fees(2)	1,260,100	220,000
Tax fees (3)	—	—
All other fees (4)	900	900
Total	$2,531,425	$1,243,280

1)
Audit fees include financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including consents for debt and equity issuances and other attest services required by statute or regulation.

2)
Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as comfort letter work in connection with registration statements, including the initial public offering, accounting assistance and due diligence in connection with proposed acquisitions or sales, consultations concerning financial accounting and reporting standards and audits of stand-alone financial statements or other assurance services not required by statute or regulation.

3)	No tax services were provided in either of the reported periods.

4)	All other fees primarily reflect accounting research software license costs.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non‑audit services performed by our independent registered public accounting firm in order to ensure the provision of such services does not impair the public accountants' independence. All fees paid to PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2019 and 2018 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this report are as follows:

(1)Consolidated Financial Statements

Our consolidated financial statements were previously filed with the Original Report.

(2)Financial Statement Schedules

Schedule I Parent Company Condensed Financial Statements were previously filed with the Original Report. All other schedules are not applicable or not material.

(3)Exhibits

The exhibits listed in the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Amendment.

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

APPENDIX A

RECONCILIATION OF NON-GAAP MEASURES

The following is a reconciliation of our revenue to Realized Gross Contracted Customer Value for the fiscal year ended December 31, 2019.

Year Ended December 31, 2019
(in millions)
Revenue	$131.6
Principal proceeds from customer notes receivable, net of related revenue	20.0
Interest income from customer notes receivable	11.6
Straight-line revenue adjustment on lease revenue	(8.2)
Lease performance guaranty obligation adjustment	(2.5)
Loan performance guaranty obligation adjustment	(0.6)
EZ PPA adjustment	3.3
Distributions to tax equity investors	(7.6)
Operating, maintenance and administrative expenses associated with our solar service agreements	(9.4)
Impairments	1.8
Realized Gross Contracted Customer Value	$140.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: March 6, 2020	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Berger	Chief Executive Officer and Director	March 6, 2020
William J. Berger	(Principal Executive Officer)

/s/ Robert L. Lane	Chief Financial Officer	March 6, 2020
Robert L. Lane	(Principal Financial and Accounting Officer)

/s/ Anne Slaughter Andrew	Director	March 6, 2020
Anne Slaughter Andrew

/s/ Rahman D'Argenio	Director	March 6, 2020
Rahman D'Argenio

/s/ Matt DeNichilo	Director	March 6, 2020
Matt DeNichilo

/s/ Doug Kimmelman	Director	March 6, 2020
Doug Kimmelman

/s/ Michael C. Morgan	Director	March 6, 2020
Michael C. Morgan

/s/ C. Park Shaper	Director	March 6, 2020
C. Park Shaper

/s/ Mark Longstreth	Director	March 6, 2020
Mark Longstreth

/s/ Scott Steimer	Director	March 6, 2020
Scott Steimer