Form 10-Q
period 2020-03-31
Sunnova Energy International Inc.
filed 2020-05-15
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The registrant had 84,026,290 shares of common stock outstanding as of May 12, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "may," "will," "likely," "should," "expect," "anticipate," "could," "contemplate," "target," "future," "plan," "believe," "intend," "goal," "seek," "estimate," "project," "target," "predict," "potential," "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	the effects of the coronavirus disease pandemic on our business and operations, results of operations and financial position;

•	federal, state and local statutes, regulations and policies;

•	determinations of the Internal Revenue Service of the fair market value of our solar energy systems;

•	the price of centralized utility-generated electricity and electricity from other sources and technologies;

•	technical and capacity limitations imposed by operators of the power grid;

•	the availability of tax rebates, credits and incentives, including changes to the rates of, or expiration of, federal tax credits and the availability of related safe harbors;

•	our need and ability to raise capital to finance the installation and acquisition of distributed residential solar energy systems, refinance existing debt or otherwise meet our liquidity needs;

•	our expectations concerning relationships with third parties, including the attraction, retention, performance and continued existence of our dealers;

•	our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the coronavirus disease pandemic;

•	our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets;

•	our investment in our platform and new product offerings and the demand for and expected benefits of our platform and product offerings;

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

Our actual results and timing of these events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets:
Cash	$73,436	$83,485
Accounts receivable—trade, net	10,039	10,672
Accounts receivable—other	9,264	6,147
Other current assets, net of allowance of $567 and $112 as of March 31, 2020 and December 31, 2019, respectively	187,217	174,016
Total current assets	279,956	274,320

Property and equipment, net	1,884,576	1,745,060
Customer notes receivable, net of allowance of $11,569 and $979 as of March 31, 2020 and December 31, 2019, respectively	338,514	297,975
Other assets	179,134	169,712
Total assets (1)	$2,682,180	$2,487,067

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$59,657	$36,190
Accrued expenses	15,158	39,544
Current portion of long-term debt	100,716	97,464
Other current liabilities	15,324	21,804
Total current liabilities	190,855	195,002

Long-term debt, net	1,511,555	1,346,419
Other long-term liabilities	145,323	127,406
Total liabilities (1)	1,847,733	1,668,827

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	242,427	172,305

Stockholders' equity:
Common stock, 84,026,290 and 83,980,885 shares issued as of March 31, 2020 and December 31, 2019, respectively, at $0.0001 par value	8	8
Additional paid-in capital—common stock	1,010,655	1,007,751
Accumulated deficit	(418,643)	(361,824)
Total stockholders' equity	592,020	645,935
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,682,180	$2,487,067

(1) The consolidated assets as of March 31, 2020 and December 31, 2019 include $1,038,771 and $790,211, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $7,641 and $7,347 as of March 31, 2020 and December 31, 2019, respectively; accounts receivable—trade, net of $1,989 and $1,460 as of March 31, 2020 and December 31, 2019, respectively; accounts receivable—other of $42 and $4 as of March 31, 2020 and December 31, 2019, respectively; other current assets of $127,631 and $47,606 as of March 31, 2020 and December 31, 2019, respectively; property and equipment, net of $893,123 and $726,415 as of March 31, 2020 and December 31, 2019, respectively; and other assets of $8,345 and $7,379 as of March 31, 2020 and December 31, 2019, respectively. The consolidated liabilities as of March 31, 2020 and December 31, 2019 include $16,046 and $13,440, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $1,972 and $1,926 as of March 31, 2020 and December 31, 2019, respectively; accrued expenses of $111 and $35 as of March 31, 2020 and December 31, 2019, respectively; other current liabilities of $1,137 and $612 as of March 31, 2020 and December 31, 2019, respectively; and other long-term liabilities of $12,826 and $10,867 as of March 31, 2020 and December 31, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$29,829	$26,715

Operating expense:
Cost of revenue—depreciation	12,986	9,653
Cost of revenue—other	1,043	652
Operations and maintenance	2,219	2,254
General and administrative	27,893	18,681
Other operating income	(6)	(18)
Total operating expense, net	44,135	31,222

Operating loss	(14,306)	(4,507)

Interest expense, net	67,318	31,661
Interest expense, net—affiliates	—	1,822
Interest income	(4,620)	(2,494)
Loss before income tax	(77,004)	(35,496)

Income tax	—	—
Net loss	(77,004)	(35,496)
Net income (loss) attributable to redeemable noncontrolling interests	(5,929)	3,018
Net loss attributable to stockholders	(71,075)	(38,514)
Dividends earned on Series A convertible preferred stock	—	(9,511)
Dividends earned on Series C convertible preferred stock	—	(2,692)
Net loss attributable to common stockholders—basic and diluted	$(71,075)	$(50,717)

Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(5.87)
Weighted average common shares outstanding—basic and diluted	84,001,151	8,635,527

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,004)	$(35,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,946	11,012
Impairment and loss on disposals, net	331	364
Amortization of deferred financing costs	3,494	6,324
Amortization of debt discount	4,663	472
Non-cash effect of equity-based compensation plans	2,690	281
Non-cash payment-in-kind interest on loan—affiliates	—	1,158
Unrealized loss on derivatives	7,596	7,032
Other non-cash items	3,424	1,000
Changes in components of operating assets and liabilities:
Accounts receivable	(2,755)	(1,167)
Other current assets	4,124	(8,961)
Other assets	(8,682)	(3,979)
Accounts payable	13,768	6,771
Accrued expenses	(17,227)	(4,455)
Other current liabilities	(6,446)	(2,206)
Other long-term liabilities	(1,034)	(2,580)
Net cash used in operating activities	(58,112)	(24,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(141,231)	(68,902)
Payments for investments and customer notes receivable	(50,448)	(27,732)
Proceeds from customer notes receivable	6,940	3,757
State utility rebates and tax credits	135	111
Other, net	289	86
Net cash used in investing activities	(184,315)	(92,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	583,681	227,930
Payments of long-term debt	(408,695)	(123,858)
Payments on notes payable	(2,398)	—
Payments of deferred financing costs	(10,619)	(5,281)
Payments of debt discounts	(229)	(525)
Proceeds from issuance of common stock, net	(41)	6
Proceeds from issuance of convertible preferred stock, net	—	(2,253)
Contributions from redeemable noncontrolling interests	102,342	18,030
Distributions to redeemable noncontrolling interests	(1,373)	(3,652)
Payments of costs related to redeemable noncontrolling interests	(1,295)	(1,035)
Other, net	(1)	(11)
Net cash provided by financing activities	261,372	109,351
Net increase (decrease) in cash and restricted cash	18,945	(7,759)
Cash and restricted cash at beginning of period	150,291	87,046
Cash and restricted cash at end of period	169,236	79,287
Restricted cash included in other current assets	(30,502)	(430)
Restricted cash included in other assets	(65,298)	(34,999)
Cash at end of period	$73,436	$43,858

	Three Months Ended March 31,
	2020	2019
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$9,357	$12,362

Supplemental cash flow information:
Cash paid for interest	$25,369	$17,333
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	44,942,594	$449	13,006,780	$130	8,612,728	$86	21,727	$—	$701,326	$85,439	$(286,312)	$501,118
Net income (loss)	3,018	—	—	—	—	—	—	—	—	—	—	(38,514)	(38,514)
Issuance of common stock	—	—	—	—	—	—	—	2,143	—	—	4	—	4
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	—	—	(183)	—	(8)	(191)
Contributions from redeemable noncontrolling interests	18,030	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(3,652)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(10,125)	—	—	—	—	—	—	—	—	—	—	10,125	10,125
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	281	—	281
Other, net	2,627	—	—	—	—	—	—	—	—	493	—	(2)	491
March 31, 2019	$94,016	44,929,110	$449	13,006,780	$130	8,612,728	$86	23,870	$—	$701,636	$85,724	$(314,711)	$473,314

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount
December 31, 2019	$172,305	83,980,885	$8	$1,007,751	$(361,824)	$645,935
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)
Net loss	(5,929)	—	—	—	(71,075)	(71,075)
Issuance of common stock, net	—	45,405	—	214	—	214
Contributions from redeemable noncontrolling interests	102,342	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(707)	—	—	—	—	—
Equity in subsidiaries attributable to parent	(24,164)	—	—	—	24,164	24,164
Equity-based compensation expense	—	—	—	2,690	—	2,690
Other, net	(47)	—	—	—	—	—
March 31, 2020	$242,427	84,026,290	$8	$1,010,655	$(418,643)	$592,020

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving more than 85,000 customers in more than 20 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its subsidiaries.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems and energy storage systems on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduced exposure to labor shortages and lower fixed costs relative to our peers, furthering our competitive advantage.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and stockholders' equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2019 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ongoing basis to ensure we continue to be the primary beneficiary. We have eliminated all intercompany accounts and transactions in consolidation.

Adoption of ASU

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses, which requires entities to use a forward-looking expected loss approach, referred to as the current expected credit loss ("CECL") methodology, in accordance with ASC 326, Financial Instruments—Credit Losses, instead of the incurred loss approach previously in effect when estimating the allowance for credit losses. Under CECL, financial assets measured at amortized cost are presented at the net amount expected to be collected by using an estimate of credit losses for the remaining estimated life of the financial asset based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for annual and interim reporting periods in 2020. In 2018 and 2019, the FASB issued the following ASUs related to ASU 2016-13: ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-05, Financial Instruments—Credit Losses: Targeted Transition Relief and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The supplemental ASUs must be adopted simultaneously with ASU 2016-13. We adopted this ASU in January 2020 using the modified retrospective approach for our trade accounts receivable, customer notes receivable and long-term receivable for leases, which resulted in a cumulative-effect adjustment to stockholders' equity of approximately $9.9 million. Results for reporting periods prior to 2020 continue to be presented in accordance with previously applicable GAAP while results for subsequent reporting periods are presented under ASC 326. See Note 2, Significant Accounting Policies, and Note 6, Customer Notes Receivable. The following table presents the impact of the adoption of ASU No. 2016-13 on the unaudited condensed consolidated balance sheet:

	As of January 1, 2020
	As Reported Under ASC 326	Impact of ASC 326 Adoption	Pre-ASC 326 Adoption
	(in thousands)
Accounts receivable—trade, net	$10,912	$240	$10,672
Other current assets	173,565	(451)	174,016
Customer notes receivable	289,191	(8,784)	297,975
Other assets	168,799	(913)	169,712
Accumulated deficit	(371,732)	(9,908)	(361,824)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a significant impact on our interim financial statements.

Coronavirus Disease ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, dealers and other parties with whom we have business relations. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure and prevent infection. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through most of the states and U.S. territories in which we operate.

To adjust to federal social distancing guidelines, stay-at-home orders and similar government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in-person in certain areas. The service and installation of solar energy systems continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, certain regulators and local utilities have begun accepting electronic submissions for permits and inspections are now being performed in many locations through video calls and other electronic means. Throughout the COVID-19 pandemic, we have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate geographic spread and duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2019 annual audited consolidated financial statements.

Use of Estimates

The application of GAAP in the preparation of the interim financial statements requires us to make estimates and assumptions that affect the amounts reported in the interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers under PPAs and leases that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of March 31, 2020, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$960	$723
Impact of ASC 326 adoption	(240)	—
Provision for current expected credit losses	402	—
Bad debt expense	—	292
Write off of uncollectible accounts	(385)	(301)
Recoveries	9	27
Other, net	1	—
Balance at end of period	$747	$741

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables related to the sale of inventory and amounts owed from dealers in a net receivable position primarily as a result of customer contract cancelations or settlement agreements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Energy storage systems and components	$34,021	$33,443
Modules and inverters	80,932	10,137
Meters	154	169
Total	$115,107	$43,749

As of March 31, 2020 and December 31, 2019, we recorded accrued expenses of $3.4 million and $15.2 million, respectively, for inventory purchases.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and interest rate swaps. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our fixed-rate long-term debt based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

Derivative Instruments

Our derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges under accounting guidance. We use interest rate swaps to manage our net exposure to interest rate changes. We record the derivatives in other current assets, other assets, other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets and the changes in fair value are recorded in interest expense, net in the consolidated statements of operations. We include unrealized gains and losses on derivatives as a non-cash reconciling item in operating activities in the consolidated statements of cash flows. We include realized gains and losses on derivatives as a change in components of operating assets and liabilities in operating activities in the consolidated statements of cash flows. See Note 8, Derivative Instruments.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
PPA revenue	$12,633	$9,612
Lease revenue	11,542	9,638
Solar renewable energy certificate revenue	4,363	6,592
Loan revenue	599	371
Other revenue	692	502
Total	$29,829	$26,715

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.2 billion as of March 31, 2020, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than three years.

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

If the solar energy system does not produce the guaranteed production amount, we are required to refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customer's payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 13, Commitments and Contingencies.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2020 and December 31, 2019. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically five years.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 650 to 720 depending on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

Our investments in solar energy systems and energy storage systems related to the loan program that are not yet placed in service are recorded in other assets in the consolidated balance sheets and are transferred to customer notes receivable upon being placed in service. Customer notes receivable are recorded at amortized cost, net of an allowance for credit losses (as described below), in other current assets and customer notes receivable in the consolidated balance sheets. Accrued interest receivable related to our customer notes receivable is recorded in accounts receivable—trade, net in the consolidated balance sheets. Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. The amortized cost of our customer notes receivable is equal to the principal balance of customer notes receivable outstanding and does not include accrued interest receivable. Customer notes receivable continue to accrue interest until they are written off against the allowance, which occurs when the balance is 180 days or more past due unless the balance is in the process of collection. Customer notes receivable are considered past due one day after the due date based on the contractual terms of the loan agreement. In all cases, customer notes receivable balances are placed on a nonaccrual status or written off at an earlier date when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously written off and expected to be written off. Accrued interest receivable for customer notes receivable placed on a nonaccrual status is recorded as a reduction to interest income. Interest received on such customer notes receivable is accounted for on a cash basis until the customer notes receivable qualifies for the return to accrual status. Customer notes receivable are returned to accrual status when there is no longer any principal or interest amounts past due and future payments are reasonably assured.

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of March 31, 2020, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the loan program which will be recognized over the remaining term of the respective solar service agreements. Deferred revenue was $34.0 million as of December 31, 2018. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Loans	$55,406	$46,958
PPAs and leases	10,151	8,895
SRECs	3,000	3,000
Total (1)	$68,557	$58,853

(1) Of this amount, $2.9 million and $2.1 million is recorded in other current liabilities as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, we recognized revenue of $997,000 and $653,000, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments, to clarify and amend the existing guidance. The amendments in this ASU are effective either upon issuance of this ASU or for annual and interim reporting periods in 2020. We adopted this ASU in January 2020 and determined it did not have a significant impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. This ASU is effective from March 2020 through December 2022. We have not yet determined the potential impact of this ASU on our consolidated financial statements and related disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of March 31, 2020	As of December 31, 2019
	(in years)	(in thousands)
Solar energy systems	35	$1,836,111	$1,689,457
Construction in progress		148,412	143,449
Asset retirement obligations	30	29,021	26,967
Information technology systems	3	28,495	28,320
Computers and equipment	3-5	1,644	1,499
Leasehold improvements	3-6	1,314	1,014
Furniture and fixtures	7	811	735
Vehicles	4-5	1,636	1,632
Other	5-6	157	146
Property and equipment, gross		2,047,601	1,893,219
Less: accumulated depreciation		(163,025)	(148,159)
Property and equipment, net		$1,884,576	$1,745,060

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $143.8 million and $130.9 million as of March 31, 2020 and December 31, 2019, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Prepaid inventory	$17,100	$96,167
Inventory	115,107	43,749
Current portion of customer notes receivable	15,170	13,758
Other prepaid assets	7,123	7,380
Current portion of other notes receivable	947	982
Deferred receivables	1,222	1,506
Restricted cash	30,502	10,474
Other	46	—
Total	$187,217	$174,016

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Interest payable	$8,978	$14,680
Current portion of performance guarantee obligations	2,502	4,067
Current portion of lease liability	924	561
Deferred revenue	2,893	2,086
Other	27	410
Total	$15,324	$21,804

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Restricted cash	$65,298	$56,332
Construction in progress - customer notes receivable	33,903	37,137
Exclusivity and other bonus arrangements with dealers, net	37,273	32,791
Straight-line revenue adjustment	26,183	24,852
Other	16,477	18,600
Total	$179,134	$169,712

(5) Asset Retirement Obligations ("ARO")

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

	As of March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$31,053	$20,033
Additional obligations incurred	2,067	786
Accretion expense	489	313
Other	(15)	(9)
Balance at end of period	$33,594	$21,123

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Customer notes receivable	$365,820	$312,823
Allowance for credit losses	(12,136)	(1,091)
Customer notes receivable, net (1)	$353,684	$311,732
Estimated fair value, net	$357,032	$314,222

(1) Of this amount, $15.2 million and $13.8 million is recorded in other current assets as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$1,091	$710
Impact of ASC 326 adoption	9,235	—
Provision for current expected credit losses (1)	1,811	—
Bad debt expense	—	111
Write off of uncollectible accounts	—	(39)
Other, net	(1)	(24)
Balance at end of period	$12,136	$758

(1) In addition, we recognized $53,000 of provision for current expected credit losses during the three months ended March 31, 2020 related to our long-term receivables for our leases.

As of March 31, 2020 and December 31, 2019, we invested $33.9 million and $37.1 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended March 31, 2020 and 2019, interest income related to our customer notes receivable was $4.4 million and $2.3 million, respectively. As of March 31, 2020 and December 31, 2019, accrued interest receivable related to our customer notes receivable was $975,000 and $869,000, respectively. As of March 31, 2020 and December 31, 2019, there were no customer notes receivable not accruing interest and thus, there is no allowance recorded for loans on nonaccrual status. For the three months ended March 31, 2020 and 2019, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable as of March 31, 2020:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
1-90 days past due	$6,120	$5,741
91-180 days past due	1,719	1,714
Greater than 180 days past due	2,044	1,206
Total past due	9,883	8,661
Not past due	355,937	304,162
Total	$365,820	$312,823

As of March 31, 2020 and December 31, 2019, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $3.8 million and $2.9 million, respectively. The following table presents the amortized cost of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Payment performance:
Performing	$58,936	$147,020	$91,375	$33,815	$21,515	$11,115	$363,776
Nonperforming (1)	—	324	675	794	161	90	$2,044
Total	$58,936	$147,344	$92,050	$34,609	$21,676	$11,205	$365,820

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 180 days or more.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Long-Term Debt

Our subsidiaries with long-term debt include SEI, Sunnova Energy Corporation, Sunnova Asset Portfolio 4, LLC ("AP4"), Helios Issuer, LLC ("HELI"), Sunnova LAP Holdings, LLC ("LAPH"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP II Holdings, LLC ("TEPIIH"), Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV") and Sunnova Sol Issuer, LLC ("SOLI"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2020 Weighted Average Effective Interest Rates	As of March 31, 2020		Year Ended December 31, 2019 Weighted Average Effective Interest Rates	As of December 31, 2019
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
7.75% convertible senior notes	13.26%	$55,000	$—	7.75%	$55,000	$—
Debt discount, net		(16,171)	—		(16,913)	—
Deferred financing costs, net		(562)	—		(480)	—
Sunnova Energy Corporation
Notes payable	10.16%	—	30	3.22%	—	2,428
AP4
Secured term loan	10.81%	—	—	5.61%	86,369	6,109
Debt discount, net		—	—		(452)	—
Deferred financing costs, net		—	—		(196)	—
HELI
Solar asset-backed notes	6.58%	210,684	6,736	6.56%	213,632	8,673
Debt discount, net		(2,940)	—		(3,169)	—
Deferred financing costs, net		(5,176)	—		(5,586)	—
LAPH
Secured term loan	12.07%	10,388	355	7.71%	41,484	1,392
Debt discount, net		(189)	—		(401)	—
Deferred financing costs, net		(152)	—		(356)	—
EZOP
Warehouse credit facility	5.00%	168,450	—	6.60%	121,400	—
Debt discount, net		(1,991)	—		(2,178)	—
TEPIIH
Revolving credit facility	19.47%	—	—	6.36%	234,650	—
Debt discount, net		—	—		(2,219)	—
HELII
Solar asset-backed notes	5.68%	233,064	11,850	5.77%	241,309	13,005
Debt discount, net		(47)	—		(49)	—
Deferred financing costs, net		(5,668)	—		(5,873)	—
RAYSI
Solar asset-backed notes	5.53%	124,339	6,207	5.47%	126,828	6,327
Debt discount, net		(1,501)	—		(1,547)	—
Deferred financing costs, net		(4,656)	—		(4,759)	—
HELIII
Solar loan-backed notes	3.99%	131,372	17,687	4.03%	135,543	19,030
Debt discount, net		(2,506)	—		(2,532)	—
Deferred financing costs, net		(2,386)	—		(2,410)	—
TEPH
Revolving credit facility	5.68%	193,950	—	6.70%	90,325	—
Debt discount, net		(1,006)	—		(645)	—
TEPINV
Revolving credit facility	10.30%	44,040	45,120	7.95%	54,707	40,500
Debt discount, net		(2,526)	—		(2,856)	—
Deferred financing costs, net		(2,207)	—		(2,207)	—
SOLI
Solar asset-backed notes	3.64%	399,769	12,731		—	—
Debt discount, net		(124)	—		—	—
Deferred financing costs, net		(9,693)	—		—	—
Total		$1,511,555	$100,716		$1,346,419	$97,464

Availability.    As of March 31, 2020, we had $43.6 million of available borrowing capacity under our various financing arrangements, consisting of $31.6 million under the EZOP warehouse credit facility, $6.1 million under the TEPH revolving credit facility and $6.0 million under the TEPINV revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of March 31, 2020, we were in compliance with all debt covenants under our financing arrangements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SOLI Debt.    In February 2020, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLI, a special purpose entity, that issued $337.1 million in aggregate principal amount of Series 2020-1 Class A solar asset-backed notes and $75.4 million in aggregate principal amount of Series 2020-1 Class B solar asset-backed notes (collectively, the "SOLI Notes") with a maturity date of January 2055. The SOLI Notes were issued at a discount of 0.89% for Class A and 0.85% for Class B and bear interest at an annual rate equal to 3.35% and 5.54%, respectively. The cash flows generated by the solar energy systems of SOLI's subsidiaries are used to service the quarterly principal and interest payments on the SOLI Notes and satisfy SOLI's expenses, and any remaining cash can be distributed to Sunnova Sol Depositor, LLC, SOLI's sole member. In connection with the SOLI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLI pursuant to the sale and contribution agreement. SOLI is also required to maintain a liquidity reserve account, a tax loss insurance proceeds account and a supplemental reserve account for the benefit of the holders of the SOLI Notes, each of which must remain funded at all times to the levels specified in the SOLI Notes. The creditors of SOLI have no recourse to our other assets except as expressly set forth in the SOLI Notes.

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

TEPH Debt.    In March 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the maximum facility amount to $400.0 million, with all of the increased amount coming from Class A lenders on an uncommitted basis, (b) increase both the Class A and Class B interest rates by 0.40% and (c) modify the borrowing base calculation to shift a portion of the borrowing base from Class B to Class A lenders.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 7.75% convertible senior notes	$55,000	$31,408	$55,000	$37,964
Sunnova Energy Corporation notes payable	30	30	2,428	2,428
AP4 secured term loan	—	—	92,478	92,478
HELI solar asset-backed notes	217,420	228,905	222,305	223,895
LAPH secured term loan	10,743	10,743	42,876	42,876
EZOP warehouse credit facility	168,450	168,450	121,400	121,400
TEPIIH revolving credit facility	—	—	234,650	234,650
HELII solar asset-backed notes	244,914	299,601	254,314	281,850
RAYSI solar asset-backed notes	130,546	155,092	133,155	139,004
HELIII solar loan-backed notes	149,059	168,524	154,573	155,701
TEPH revolving credit facility	193,950	193,950	90,325	90,325
TEPINV revolving credit facility	89,160	89,160	95,207	95,207
SOLI solar asset-backed notes	412,500	444,509	—	—
Total (1)	$1,671,772	$1,790,372	$1,498,711	$1,517,778

(1) Amounts exclude the net deferred financing costs and net debt discounts of $59.5 million and $54.8 million as of March 31, 2020 and December 31, 2019, respectively.

For the AP4 and TEPIIH debt as of December 31, 2019 and for the LAPH, EZOP, TEPH and TEPINV debt as of March 31, 2020 and December 31, 2019, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value as of March 31, 2020 and December 31, 2019 approximates the carrying amount due primarily to the short-term nature of the instruments. For the SOLI debt as of March 31, 2020 and for the 7.75% convertible senior notes, HELI, HELII, RAYSI and HELIII debt as of March 31, 2020 and December 31, 2019, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps on AP4 Debt.    In February 2020, all AP4 interest rate swaps were unwound in connection with the termination of the AP4 financing agreement. See Note 7, Long-Term Debt.

Interest Rate Swaps on TEPIIH Debt.    In February 2020, all TEPIIH interest rate swaps were unwound in connection with the termination of the TEPIIH revolving credit facility. See Note 7, Long-Term Debt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the outstanding derivative instruments:

	As of March 31, 2020				As of December 31, 2019
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
AP4			—%	$—	March 2018	July 2020	2.338%	$99,762
LAPH	November 2018	October 2036	3.409%	10,692	November 2018	October 2036	3.409%	43,298
EZOP	June 2019 - January 2020	July 2029 - March 2030	1.631% - 2.620%	121,756	June 2019 - November 2019	July 2029 - March 2030	1.631% - 2.620%	100,083
TEPIIH			—%	—	September 2018 - November 2019	July 2031 - October 2041	1.909% - 3.383%	225,845
TEPH	September 2019 - January 2023	January 2023 - January 2038	0.912% - 3.125%	147,658	September 2019 - January 2023	January 2023 - July 2034	1.620% - 1.928%	55,115
TEPINV	December 2019	December 2022	2.500%	88,935			—%	—
Total				$369,041				$524,103

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Other assets	$1	$360
Other current liabilities	—	(397)
Other long-term liabilities	(34,771)	(27,092)
Total, net	$(34,770)	$(27,129)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Realized loss	$31,898	$3,584
Unrealized loss	7,596	7,032
Total	$39,494	$10,616

(9) Income Taxes

Our effective income tax rate is 0% for the three months ended March 31, 2020 and 2019. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of March 31, 2020 and December 31, 2019 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years 2012 through 2018 remain subject to examination by the Internal Revenue Service and the states and territories in which we operate.

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), featuring significant tax provisions and relief measures to assist individuals and businesses impacted by the economic effects of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19 pandemic. Relief measures intended to aid businesses in employee retention include payroll tax relief and a refundable tax credit for employers who retain employees during the COVID-19 pandemic. In addition, among other things, the CARES Act establishes (a) a five-year carryback of net operating losses generated in 2018, 2019 and 2020, (b) a temporary suspension of the 80% limitation on the use of net operating losses in 2018, 2019 and 2020 and (c) an increase to the adjusted taxable income limitation from 30% to 50% for business interest deductions under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, for 2019 and 2020. We have historically maintained, and continue to maintain, a full valuation allowance against deferred tax assets. Due to our aggregate amount of net operating losses, we cannot utilize the carryback or limitation suspension provisions pertaining to the usage of net operating losses. However, the increase to the adjusted taxable income limitation for business interest deductions will result in a decrease to our deferred tax assets for unused business interest deductions and an offsetting increase to our net operating loss carryforward. The CARES Act does not have any impact on our valuation allowance.

(10) Redeemable Noncontrolling Interests

In February 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-C, LLC ("TEPIVC"), a subsidiary of Sunnova TEP IV-C Manager, LLC, which is the Class B member of TEPIVC. The Class A member of TEPIVC made a total capital commitment of $75.0 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of March 31, 2020 and December 31, 2019, with the exception of Sunnova TEP IV-A, LLC, Sunnova TEP IV-B, LLC and TEPIVC, for which we are not required to carry a redemption value.

(11) Equity-Based Compensation

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2019	4,304,309	$15.86	7.08		$242
Exercised	(25,245)	$12.34			$2
Forfeited	(102,869)	$19.01		$3.55
Outstanding, March 31, 2020	4,176,195	$15.81	6.80		$212
Exercisable, March 31, 2020	3,518,154	$15.83	6.60		$212
Vested and expected to vest, March 31, 2020	4,176,195	$15.81	6.80		$212
Non-vested, March 31, 2020	658,041			$3.74

The number of stock options that vested during the three months ended March 31, 2020 and 2019 was 265,207 and 513,998, respectively. The grant date fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $791,000 and $1.5 million, respectively. As of March 31, 2020, there was $628,000 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 0.17 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding, December 31, 2019	1,426,139	$11.93
Granted	1,080,528	$11.49
Vested	(27,083)	$12.00
Outstanding, March 31, 2020	2,479,584	$11.74

The number of restricted stock units that vested during the three months ended March 31, 2020 was 27,083. The grant date fair value of restricted stock units that vested during the three months ended March 31, 2020 was $325,000. As of March 31, 2020, there was $24.8 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.93 years.

(12) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(71,075)	$(38,514)
Dividends earned on Series A convertible preferred stock	—	(9,511)
Dividends earned on Series C convertible preferred stock	—	(2,692)
Net loss attributable to common stockholders—basic and diluted	$(71,075)	$(50,717)

Net loss per share attributable to common stockholders—basic and diluted	$(0.85)	$(5.87)
Weighted average common shares outstanding—basic and diluted	84,001,151	8,635,527

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Equity-based compensation awards	5,872,563	4,471,009
Convertible preferred stock	—	59,146,676
Convertible senior notes	4,230,768	—

(13) Commitments and Contingencies

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

Performance Guarantee Obligations.    As of March 31, 2020, we recorded $3.3 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which we include $2.5 million in other current liabilities and $805,000 in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2019, we recorded $6.5 million relating to these guarantees, of which $4.1 million is recorded in other current

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of March 31,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,468	$6,044
Accruals for obligations issued	683	527
Settlements made in cash	(3,844)	(2,545)
Balance at end of period	$3,307	$4,026

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and certain other office equipment under finance leases. The following table presents the detail of lease expense and lease income as recorded in general and administrative expense and other operating expense (income), respectively, in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease expense	$336	$300
Finance lease amortization expense	2	2
Short-term lease expense	16	11
Variable lease expense	7	211
Sublease income	—	(18)
Total	$361	$506

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Right-of-use assets:
Operating leases	$9,434	$9,668
Finance leases	3	5
Total right-of-use assets	$9,437	$9,673

Current lease liabilities:
Operating leases	$920	$556
Finance leases	4	5
Long-term leases liabilities
Operating leases	9,113	9,389
Total lease liabilities	$10,037	$9,950

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11	$275
Financing cash flows from finance leases	1	3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	755
Finance leases	—	13

	As of March 31,
	2020	2019
Weighted average remaining lease term (years):
Operating leases	9.17	3.24
Finance leases	0.25	1.39
Weighted average discount rate:
Operating leases	3.94%	4.56%
Finance leases	4.26%	4.25%

Future minimum lease payments under our non-cancelable leases as of March 31, 2020 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2020	$1,010	$4
2021	1,536	—
2022	1,559	—
2023	1,594	—
2024	1,616	—
2025 and thereafter	7,617	—
Total	14,932	4
Amount representing interest	(2,488)	—
Amount representing leasehold incentives	(2,411)	—
Present value of future payments	10,033	4
Current portion of lease liability	(920)	(4)
Long-term portion of lease liability	$9,113	$—

Letters of Credit.    In connection with various security arrangements for an office lease and merchant banking activities, we have letters of credit outstanding of $550,000 and $725,000 as of March 31, 2020 and December 31, 2019, respectively. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dealer Commitments.    As of March 31, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $37.3 million. Under these agreements, we paid $5.3 million and $2.0 million during the three months ended March 31, 2020 and 2019, respectively, and could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2020	$23,220
2021	28,200
2022	29,058
2023	4,886
2024	3,682
2025 and thereafter	—
Total	$89,046

Purchase Commitments.    In August 2019, we amended an agreement with a supplier in which we agreed to purchase a minimum amount of energy storage systems and components for five years. These purchases are recorded to inventory in other current assets in the consolidated balance sheets. Under this agreement, we could be obligated to make minimum purchases as follows:

Purchase Commitments
(in thousands)
Remaining 2020	$6,846
2021	27,359
2022	27,243
2023	27,053
2024	20,152
2025 and thereafter	—
Total	$108,653

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of March 31, 2020 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2020	$2,889
2021	3,325
2022	37
2023	26
2024	26
2025 and thereafter	7
Total	$6,310

(14) Subsequent Events

Paycheck Protection Program ("PPP").    In April 2020, we applied for and received a loan under the PPP established as part of the CARES Act. Although we believe we qualified for the PPP loan and made the required certifications in good faith at the time of the loan application and receipt of funds, due to the uncertainty caused by changing guidance and statements from the U.S. Department of Treasury and the U.S. Small Business Administration, we repaid the loan in full in May 2020.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEI Convertible Senior Notes.    In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes ("9.75% convertible senior notes") in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, which such option will expire in June 2020. In addition, we exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes.

TEPH Debt.    In May 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts.

Redeemable Noncontrolling Interests.    In May 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-D, LLC ("TEPIVD"), a subsidiary of Sunnova TEP IV-D Manager, LLC, which is the Class B member of TEPIVD. The Class A member of TEPIVD made a total capital commitment of $75.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2020 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving more than 85,000 customers in more than 20 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems and energy storage systems on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduced exposure to labor shortages and lower fixed costs relative to our peers, furthering our competitive advantage.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2020, we have raised more than $5.5 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer Sunnova Protect Services, which provide ongoing energy services to customers who purchased their solar energy system through unaffiliated third parties. Under these arrangements, we agree to provide such monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, we have experienced rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 625 megawatts of generation capacity and serving more than 85,000 customers.

Recent Developments

Coronavirus Disease ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy and on our employees, customers, dealers and other parties with whom we have business relations. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure and prevent infection. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through most of the states and U.S. territories in which we operate.

Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic contributed to a decline in origination. New contract origination, net of cancelations, in March and April 2020 was approximately 85% and 60% of contracts originated in February and March 2020, respectively, reflecting an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in-person in certain areas. Such efforts drove an increase in contract origination in recent weeks. We expect the use of websites, video conferencing and other virtual tools as part of our origination process to expand widely and contribute to our future growth. However, a significant or extended decline in new contract origination because the COVID-19 pandemic precludes a return to in-person sales, because dealers are unable to adjust to virtual sales methods or because such methods prove to be less successful with potential customers, may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations. Regardless, any impact to our total number of customers or our financial results based on reduced levels of new contract origination will largely be delayed until the third quarter of 2020.

The service and installation of solar energy systems continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, certain regulators and local utilities have begun accepting electronic submissions for permits and inspections are now being performed in many locations through video calls and other electronic means. We expect our dealers' ability to install and our ability to service solar energy systems will continue in this manner. However, if there are additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

Throughout the COVID-19 pandemic, we have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems. We have established a geographically diverse group of suppliers, which helps ensure our dealers and customers have access to affordable and effective solar energy and storage options despite potential trade, geopolitical or event-driven risks. Further, we implemented a strategy in 2019, as a result of which the equipment necessary to install and service a significant majority of solar energy systems for the duration of 2020 is already available to us. Currently, we do not anticipate an inability to source parts for our solar energy systems or energy storage systems. However, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

As part of our preventative measures to minimize unnecessary risk of exposure and prevent infection, in the early weeks after declaration of the COVID-19 pandemic we implemented a work-from-home policy for employees in our Houston headquarters. In May 2020, we adopted a return to operations policy that permits employees to return to the office in stages. All employees are required to follow strict social distancing and health safety guidelines in conformity with the restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. Throughout the COVID-19 pandemic, our call center has remained open and properly staffed to meet our customers' needs. If a customer requires a visit from a service technician, those technicians are available and in almost all cases can complete the service without entering the customer's home. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and dealers, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

There is considerable uncertainty regarding the extent to which the COVID-19 virus will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance.

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above to minimize the impacts to our business have yielded encouraging results. However, our future success also depends on our ability to raise capital from third-party investors and commercial sources. In the initial weeks of the COVID-19 pandemic we saw access to capital markets reduced generally. Although the capital markets have not returned to full strength we have since been able to raise funding during this challenging time. We have recently closed one additional tax equity fund, expanded capacity under one of our existing credit facilities and continue to have access to capacity under certain of our existing tax equity funds and warehouse facilities. If we are unable to regain access to the capital markets or are unable to raise funds through our tax equity and warehouse financing transactions at competitive terms, it would adversely impact both our ability to finance the deployment of our solar energy systems and energy storage systems and our future financial performance.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate geographic spread and duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.

Financing Transactions

In May 2020, we amended the revolving credit facility associated with one of our tax equity subsidiaries to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts.

In May 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million.

In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes ("9.75% convertible senior notes") in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, which such option will expire in June 2020. We also entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes due January 2027 ("7.75% convertible senior notes") whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes. See "Item 5. Other Information" for additional information regarding the convertible senior notes.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems as part of these arrangements. We use the cash flows these solar energy systems generate to service the quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for inverter replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders of the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through March 31, 2020, we have issued $1.2 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds approximately six years after the last solar energy system in each tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest. Following such exercise, we would receive 100% of the customer payments for the remainder of the term of the solar service agreements. From our inception through March 31, 2020, we have received commitments of $449.5 million through the use of tax equity funds, of which an aggregate of $410.7 million has been funded.

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

	As of March 31, 2020	As of December 31, 2019	Change
Number of customers	85,400	78,600	6,800

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

	Three Months Ended March 31,
	2020	2019
Weighted average number of customers (excluding loan agreements)	70,100	55,300
Weighted average number of customers with loan agreements	11,800	6,700
Weighted average number of customers	81,900	62,000

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), losses on unenforceable contracts, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value option instruments and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense and provision for current expected credit losses.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(77,004)	$(35,496)
Interest expense, net	67,318	31,661
Interest expense, net—affiliates	—	1,822
Interest income	(4,620)	(2,494)
Depreciation expense	14,946	11,012
Amortization expense	9	5
EBITDA	649	6,510
Non-cash compensation expense (1)	2,690	387
ARO accretion expense	489	313
Financing deal costs	116	119
Natural disaster losses and related charges, net	31	—
IPO costs	—	739
Amortization of payments to dealers for exclusivity and other bonus arrangements	351	—
Provision for current expected credit losses	1,864	—
Adjusted EBITDA	$6,190	$8,068

(1)
Amount includes the non-cash effect of equity-based compensation plans of $2.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $0.1 million for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest income from customer notes receivable	$4,372	$2,328
Principal proceeds from customer notes receivable, net of related revenue	$6,378	$3,429

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable, financed insurance payments and distributions to redeemable noncontrolling interests less derivative breakage fees from financing structure changes, payments to dealers for exclusivity and other bonus arrangements, net inventory and prepaid inventory (sales) purchases and payments of non-capitalized costs related to our IPO. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(58,112)	$(24,430)
Principal proceeds from customer notes receivable	6,940	3,757
Financed insurance payments	(2,398)	—
Derivative breakage fees from financing structure changes	31,122	3,428
Distributions to redeemable noncontrolling interests	(1,373)	(3,652)
Payments to dealers for exclusivity and other bonus arrangements	5,344	2,000
Net inventory and prepaid inventory (sales) purchases	(1,593)	2,967
Adjusted Operating Cash Flow	$(20,070)	$(15,930)

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense and provision for current expected credit losses. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per customer data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$44,135	$31,222
Depreciation expense	(14,946)	(11,012)
Amortization expense	(9)	(5)
Non-cash compensation expense	(2,690)	(387)
ARO accretion expense	(489)	(313)
Financing deal costs	(116)	(119)
Natural disaster losses and related charges, net	(31)	—
IPO costs	—	(739)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(351)	—
Provision for current expected credit losses	(1,864)	—
Adjusted Operating Expense	$23,639	$18,647
Adjusted Operating Expense per weighted average customer	$289	$301

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

The anticipated operating, maintenance and administrative expenses included in the calculation of estimated gross contracted customer value include, among other things, expenses related to accounting, reporting, audit, insurance, maintenance and repairs. In the aggregate, we estimate these expenses are $20 per kilowatt per year initially, with 2% annual increases for inflation, and an additional $81 per year non-escalating expense included for energy storage systems. We do not include maintenance and repair costs for inverters and similar equipment as those are largely covered by the applicable product and dealer warranties for the life of the product, but we do include additional cost for energy storage systems, which are only covered by a 10-year warranty. Expected distributions to tax equity investors vary among the different tax equity funds and are based on individual tax equity fund contract provisions.

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of March 31, 2020 and December 31, 2019, calculated using a 6% discount rate.

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Estimated gross contracted customer value	$2,035	$1,879

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

Estimated Gross Contracted Customer Value
	As of March 31, 2020
	Discount rate
Cumulative customer loss rate	4%	6%	8%
	(in millions)
5%	$2,312	$2,005	$1,770
0%	$2,351	$2,035	$1,794

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through March 31, 2020, we have raised more than $5.5 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. The amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020. By statute, the Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 and will decrease to 22% for 2021 and 10% if construction begins after 2021 or if the property is placed into service after 2023. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. Internal Revenue Service guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2020, we have purchased substantially all the inverters that will be deployed under our lease and PPA agreements that we expect will allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. We may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

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

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. Policies requiring solar on new homes or new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

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

If the solar energy system does not produce the guaranteed production amount, we are required to provide a bill credit or refund a portion of the previously remitted customer payments, where the bill credit or repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These bill credits or remittances of a customer's payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 13, Commitments and Contingencies, to our interim unaudited condensed consolidated financial statements ("interim financial statements") included elsewhere in this Quarterly Report on Form 10-Q.

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

SRECs. Each SREC represents one megawatt hour (1,000 kWh) generated by a solar energy system. We sell SRECs to utilities and other third parties who use the SRECs to meet renewable portfolio standards and can do so with or without the actual electricity associated with the renewable-based generation source. We account for SRECs generated from solar energy systems owned by us, as opposed to those owned by our customers, as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify SRECs as inventory held until sold and delivered to third parties. We enter into economic hedges with major financial institutions related to expected production of SRECs through forward contracts to partially mitigate the risk of decreases in SREC market rates. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue upon the transfer of the SRECs to the counterparty. The costs related to the sales of SRECs are limited to fees for brokered transactions. Accordingly, the sale of SRECs in a period favorably impacts our operating results for that period.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs paid to third parties for maintaining and servicing the solar energy systems, property insurance and property taxes. In addition, operations and maintenance expense includes impairments due to natural disaster losses, losses on disposals and other impairments net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including information technology software and development projects, vehicles, furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal information technology software and development projects, to the extent of the time spent directly on the application and development stage of such software project.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities and amortization of debt discounts and deferred financing costs.

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

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests represents third-party interests in the net assets of certain consolidated subsidiaries.

Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue	$29,829	$26,715	$3,114

Operating expense:
Cost of revenue—depreciation	12,986	9,653	3,333
Cost of revenue—other	1,043	652	391
Operations and maintenance	2,219	2,254	(35)
General and administrative	27,893	18,681	9,212
Other operating income	(6)	(18)	12
Total operating expense, net	44,135	31,222	12,913

Operating loss	(14,306)	(4,507)	(9,799)

Interest expense, net	67,318	31,661	35,657
Interest expense, net—affiliates	—	1,822	(1,822)
Interest income	(4,620)	(2,494)	(2,126)
Loss before income tax	(77,004)	(35,496)	(41,508)

Income tax	—	—	—
Net loss	(77,004)	(35,496)	(41,508)
Net income (loss) attributable to redeemable noncontrolling interests	(5,929)	3,018	(8,947)
Net loss attributable to stockholders	$(71,075)	$(38,514)	$(32,561)

Revenue

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
PPA revenue	$12,633	$9,612	$3,021
Lease revenue	11,542	9,638	1,904
SREC revenue	4,363	6,592	(2,229)
Loan revenue	599	371	228
Other revenue	692	502	190
Total	$29,829	$26,715	$3,114

Revenue increased by $3.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of an increased number of solar energy systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 55,300 for the three months ended March 31, 2019 to approximately 70,100 for the three months ended March 31, 2020. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue remained relatively flat at $357 per customer for the three months ended March 31, 2019 compared to $355 per customer for the same period in 2020 (1% decrease). SREC revenue decreased by $2.2 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily as a result of $2.8 million related to certain forward sales of SRECs in 2019. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements decreased from $55 per customer for the three months ended March 31, 2019 to $51 per customer for the same period in 2020 (8% decrease) primarily due to market changes.

Cost of Revenue—Depreciation

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cost of revenue—depreciation	$12,986	$9,653	$3,333

Cost of revenue—depreciation increased by $3.3 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 55,300 for the three months ended March 31, 2019 to approximately 70,100 for the three months ended March 31, 2020. On a weighted average number of customers basis, cost of revenue—depreciation increased from $175 per customer for the three months ended March 31, 2019 to $185 per customer for the same period in 2020.

Cost of Revenue—Other

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cost of revenue—other	$1,043	$652	$391

Cost of revenue—other increased by $0.4 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by an increase in fees related to filings required under the Uniform Commercial Code to maintain title, title searches and credit checks due to increased activity.

Operations and Maintenance Expense

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operations and maintenance	$2,219	$2,254	$(35)

Operations and maintenance expense remained relatively flat at $2.2 million for the three months ended March 31, 2020 compared to $2.3 million for the three months ended March 31, 2019. Operations and maintenance expense per customer, excluding net natural disaster losses, decreased to $31 per customer for the three months ended March 31, 2020 compared to $41 per customer for the three months ended March 31, 2019 as a result of operational efficiencies.

General and Administrative Expense

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
General and administrative	$27,893	$18,681	$9,212

General and administrative expense increased by $9.2 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increases in payroll and employee related expenses of $4.4 million due to the hiring of personnel to support growth and non-cash compensation expense, provision for current expected credit losses of $1.9 million, insurance expenses of $1.8 million and consultants, contractors and professional fees of $1.2 million.

Interest Expense, Net

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest expense, net	$67,318	$31,661	$35,657

Interest expense, net increased by $35.7 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by increases in realized loss on interest rate swaps of $28.3 million due to the termination of certain debt facilities in 2020, interest expense of $5.7 million due to an increase in the principal debt balance after entering into new financing arrangements and debt discount amortization of $4.2 million.

Interest Expense, Net—Affiliates

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest expense, net—affiliates	$—	$1,822	$(1,822)

Interest expense, net—affiliates decreased by $1.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in interest expense due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$4,620	$2,494	$2,126

Interest income increased by $2.1 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by an increase in the weighted average number of customers with loan agreements from approximately 6,700 for the three months ended March 31, 2019 to approximately 11,800 for the three months ended March 31, 2020. On a weighted average number of customers basis, loan interest income increased from $347 per customer for the three months ended March 31, 2019 to $371 per customer for the three months ended March 31, 2020 (7% increase) primarily due to higher average loan storage balances.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended March 31, 2020 and 2019. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests decreased by $8.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a loss attributable to redeemable noncontrolling interests from a tax equity fund added in late 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had total cash of $169.2 million, of which $73.4 million was unrestricted, and $43.6 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. As of March 31, 2020, we were in compliance with all debt covenants under our financing arrangements.

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

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of March 31, 2020, we had undrawn committed capital of approximately $23.7 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and related safe harbors, and on the investor demand for such funding. In February 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In May 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million.

Securitizations

In February 2020, one of our subsidiaries issued $337.1 million in aggregate principal amount of Series 2020-1 Class A solar asset-backed notes and $75.4 million in aggregate principal amount of Series 2020-1 Class B solar asset-backed notes (collectively, the "SOLI Notes") with a maturity date of January 2055. The SOLI Notes bear interest at an annual rate of 3.35% and 5.54% for the Class A and Class B notes, respectively.

Warehouse and Other Debt Financings

In February 2020, two of our subsidiaries fully repaid the aggregate outstanding principal amounts under their financing arrangements of $92.0 million and $226.6 million using proceeds from the SOLI Notes, all related interest rate swaps were unwound and the debt facilities were terminated. In addition, one of our subsidiaries used proceeds from the SOLI Notes to repay $32.0 million in aggregate outstanding principal under its financing arrangement. In May 2020, we amended the revolving credit facility associated with one of our tax equity subsidiaries to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts.

Convertible Senior Notes

In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, which such option will expire in June 2020. We also entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes. See "Item 5. Other Information" for additional information regarding the convertible senior notes.

Historical Cash Flows—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(58,112)	$(24,430)	$(33,682)
Net cash used in investing activities	(184,315)	(92,680)	(91,635)
Net cash provided by financing activities	261,372	109,351	152,021
Net increase (decrease) in cash and restricted cash	$18,945	$(7,759)	$26,704

Operating Activities

Net cash used in operating activities increased by $33.7 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase is primarily a result of increased payments to dealers for exclusivity and other bonus arrangements with net outflows of $5.3 million in 2020 compared to $2.0 million in 2019. This increase is also due to net outflows of $39.9 million in 2020 compared to net outflows of $7.9 million in 2019 based on: (a) our net loss of $77.0 million in 2020 excluding non-cash operating items of $37.1 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives and equity-based compensation charges, results in net outflows of $39.9 million and (b) our net loss of $35.5 million in 2019 excluding non-cash operating items of $27.6 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt and equity-based compensation charges, results in net outflows of $7.9 million. These net differences between the two periods result in a net change in operating cash flows of $32.0 million in 2020 compared to 2019 primarily driven by an increase in realized loss on interest rate swaps of $28.3 million due to the termination of certain debt facilities in 2020.

Investing Activities

Net cash used in investing activities increased by $91.6 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase is largely due to an increase in purchases of property and equipment, primarily solar energy systems, of $141.2 million in 2020 compared to $68.9 million in 2019 and payments for investments and customer notes receivable of $50.4 million in 2020 compared to $27.7 million in 2019. This increase is partially offset by proceeds from customer notes receivable of $6.9 million (of which $5.5 million was prepaid) in 2020 compared to $3.8 million (of which $3.1 million was prepaid) in 2019.

Financing Activities

Net cash provided by financing activities increased by $152.0 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase is primarily a result of net borrowings under our debt facilities of $172.6 million in 2020 compared to $104.1 million in 2019, and net contributions from our redeemable noncontrolling interests of $101.0 million in 2020 compared to $14.4 million in 2019. This increase is partially offset by payments of deferred financing costs and debt discounts of $10.8 million in 2020 compared to $5.8 million in 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance-sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results may differ from these estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with the estimated useful life of our solar energy systems, the valuation of the assumptions regarding AROs and the valuation of redeemable noncontrolling interests have the greatest subjectivity and impact on our interim financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable debt facilities would have increased our interest expense by $0.7 million for the three months ended March 31, 2020.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2020. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 except as described below.

The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic continues to be a rapidly evolving situation. The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse impacts on the global economy and on our employees, customers, dealers and other parties with whom we have business relations. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through most of the states and U.S. territories in which we operate. For example, social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic contributed to a decline in origination. New contract origination, net of cancelations, in March and April 2020 was approximately 85% and 60% of contracts originated in February and March 2020, respectively, reflecting an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

We and our dealers have modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. Such modifications have allowed our dealers to continue to install and us to continue to service solar energy systems, but may also disrupt our operations, impede productivity or otherwise be ineffective in the future. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

Our future success also depends on our ability to raise capital from third-party investors and commercial sources. In the initial weeks of the COVID-19 pandemic we saw access to capital markets reduced generally. If we are unable to regain access to the capital markets or are unable to raise funds through our tax equity and warehouse financing transactions at competitive terms, it would adversely impact both our ability to finance the deployment of our solar energy systems and energy storage systems and may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

There is considerable uncertainty regarding the extent to which the COVID-19 virus will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. If existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance and the price of our common stock. Finally, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate geographic spread and duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

If our allowance for credit losses is not enough to cover actual credit losses from our customer notes receivable portfolio, our results of operations and financial condition could be negatively affected.

We maintain an allowance for credit losses, which is a reserve that represents our best estimate of actual credit losses we may experience in our existing customer notes receivable portfolio. The level of the allowance reflects our continuing evaluation of factors including the financial asset type, customer credit rating, contractual term, vintage, volume and trends in delinquencies, nonaccruals, write-offs and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for credit losses inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting our customers, new information regarding existing loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, if write-offs in future periods exceed the allowance for credit losses we will need to increase the allowance for credit losses in future periods. Any increases in the allowance for credit losses will result in an increase in net loss and could have a material adverse effect on our business, financial condition and results of operations.

We adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses, in January 2020, which requires entities to use a forward-looking expected loss approach, referred to as the current expected credit loss ("CECL") methodology in place of the previously-used incurred loss model. This resulted in an increase to the allowance for credit losses of $9.9 million. In future periods, CECL may result in increased reserves during or in advance of an economic downturn. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could have a material adverse effect on our business, financial condition and results of operations.

If we or our dealers fail to hire and retain a sufficient number of employees and service providers in key functions, our growth and our ability to timely complete customer projects and successfully manage customer accounts would be constrained.

To support our growth, we and our dealers need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians and sales and project finance specialists. Competition for qualified personnel in our industry has increased substantially, particularly for skilled personnel involved in the installation of solar energy systems. We and our dealers also compete with the homebuilding and construction industries for skilled labor. These industries are cyclical and when participants in these industries seek to hire additional workers, it puts upward pressure on our and our dealers' labor costs. Companies with whom our dealers compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. As a result, our dealers may be unable to attract or retain qualified and skilled installation personnel. The further unionization of our industry's labor force or the homebuilding and construction industries' labor forces, either in response to the COVID-19 pandemic or otherwise, could also increase our dealers' labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our dealers' costs. Further, we need to continue to increase the training of our customer service team to provide high-end account management and service to our customers before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards we have established. If we are unable to hire, develop and retain talented customer service or other personnel, we may not be able to grow our business.

We rely on net metering and related policies to offer competitive pricing to our customers in most of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems.

Net metering and related policies concerning distributed generation have received attention from federal legislators and regulators and challenge by various stakeholders. For example, in April 2020, the New England Ratepayers Association petitioned the Federal Energy Regulatory Commission to declare its exclusive federal jurisdiction over distributed generation, including residential solar, and to establish new federal customer compensation rates for excess energy in lieu of state net metering programs. Changes in federal law, including those made by statute, regulation, rule or order, could negatively affect net metering or other related policies which otherwise promote and support solar energy and enhance the economic viability of distributed residential solar. For further discussion of net metering and related policies, see "Risk Factors—Risks Related to Regulations—We rely on net metering and related policies to offer competitive pricing to our customers in most of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems." in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

TEPH Amendment

On May 14, 2020, one of our wholly-owned subsidiaries ("TEPH") entered into that certain Omnibus Amendment (the "TEPH Amendment"), which amends that certain Credit Agreement, dated as of September 6, 2019 (the "TEPH Credit Agreement"), by and among the TEPH borrower, certain other of our subsidiaries, Credit Suisse AG, New York Branch, as agent, and the lenders and other financial institutions party thereto. The TEPH Amendment amended the TEPH Credit Agreement to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million, $375.0 million of which comes from Class A lenders and $15.0 million of which comes from Class B lenders, and (b) increase the unused line fee on such committed amounts.

The foregoing description of the TEPH Amendment is qualified in its entirety by reference to the full text of the TEPH Amendment, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

Convertible Notes Purchase and Exchange Agreement

On May 13, 2020, we entered into a purchase and exchange agreement (the "Purchase and Exchange Agreement") with certain investors signatory thereto (collectively, the "Investors"), to issue and sell an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. We granted certain Investors an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, which such option will expire 30 days from the closing date. In addition, we entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes.

The Purchase and Exchange Agreement includes customary representations, warranties and covenants by us and the Investors and customary closing conditions, as well as a consent right granted to certain Investors, for so long as such Investors hold a specified minimum amount of the 9.75% convertible senior notes, on any amendment or waiver of the indenture governing the 9.75% convertible senior notes, or the incurrence of any indebtedness by SEI which otherwise requires the consent of the holders of the 9.75% convertible senior notes under the indenture. Pursuant to the Purchase and Exchange Agreement, we have agreed to indemnify the Investors (and certain of their related parties) against certain liabilities arising from or relating to breaches of representations and warranties by us in, or a failure by us to comply with our covenants under, the Purchase and Exchange Agreement.

On May 14, 2020, the private placement of the 9.75% convertible senior notes closed. The net proceeds from the private placement were approximately $123.5 million, after the purchasing Investors' discounts. In addition, on May 14, 2020, the exchange of $55.0 million aggregate principal amount outstanding of 7.75% convertible senior notes for newly $55.0 million of our 9.75% convertible senior notes, closed. We paid accrued and unpaid interest on the 7.75% convertible senior notes of approximately $0.2 million and did not receive any proceeds from the exchange.

We offered and sold the 9.75% convertible senior notes to the Investors in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in reliance upon the safe harbor provided by Rule 506(c) of Regulation D promulgated thereunder. We relied on these exemptions from registration based in part on representations made by the Investors in the Purchase and Exchange Agreement. The 9.75% convertible senior notes have not been registered under the Securities Act, or any state securities law and, unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. This Quarterly Report on Form 10-Q does not constitute an offer to sell, or a solicitation of an offer to buy, any security and shall not constitute an offer, solicitation or sale in any state or jurisdiction in which such offer, solicitation or sale would be unlawful.

The shares of the common stock issuable upon conversion of the 9.75% convertible senior notes, if any, have not been registered under the Securities Act and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. If converted prior to the effectiveness of the shelf registration statement, to the extent that any shares of the common stock are issued upon conversion of the 9.75% convertible senior notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof because no commission or other remuneration is expected to be paid in connection with conversion of the 9.75% convertible senior notes and any resulting issuance of shares of the common stock.

Certain of the Investors and their respective affiliates are affiliated with a member of our board of directors, may also hold positions in our other loans or securities and have provided certain capital for us and our affiliates in the ordinary course of their business in the past and may do so in the future, for which they have received and may continue to receive certain fees and commissions.

The foregoing summary of the Purchase and Exchange Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Purchase and Exchange Agreement, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

Convertible Notes Indenture

On May 14, 2020, the $185.0 million aggregate principal amount of our 9.75% convertible senior notes were issued pursuant to an indenture dated the same date (the "Indenture") by and between us and Wilmington Trust, National Association, as trustee. The 9.75% convertible senior notes are senior unsecured obligations and will mature in April 2025, unless earlier redeemed, repurchased or converted.

Interest and Maturity

The 9.75% convertible senior notes will bear interest at a rate of 9.75% per annum payable quarterly in arrears. Interest on the 9.75% convertible senior notes is payable 7.25% per annum in cash, and 2.50% per annum in cash or, at our option after the 9.75% convertible senior notes are eligible to be deposited with and held through the facilities of The Depository Trust Company, in kind. If we fail to satisfy certain registration requirements as set forth in the 2020 Registration Rights Agreement, and as described below, the 9.75% convertible senior notes will bear additional interest at a rate of 0.25% per annum for each 90-day period such requirements are not met, up to a maximum of 2.00% per annum.

Conversion

The Investors may, at their option, convert all or any portion of their 9.75% convertible senior notes. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our option, subject to certain terms and conditions. The conversion rate for the 9.75% convertible senior notes is 74.0741 shares of common stock per $1,000 principal amount of 9.75% convertible senior notes, plus accrued and unpaid interest, which is equivalent to an initial conversion price (excluding interest) of approximately $13.50 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. On and after May 14, 2023, we have the right to cause the conversion of the 9.75% convertible senior notes if certain specified conditions are met, including minimum common stock price and minimum volume conditions.

Optional Redemption

At any time prior to May 14, 2022, we may, at our option, redeem for cash up to 33.33% aggregate principal amount of the then outstanding 9.75% convertible senior notes (after giving effect to any conversions on or prior to such redemption date) at a redemption price equal to 115% of aggregate principal amount of 9.75% convertible senior notes so redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date, using the net cash proceeds of one or more equity offerings by us, provided the redemption occurs within 180 days of the date of the closing of such equity offering.

At any time on or after May 14, 2023, we may, at our option, redeem for cash all (but not less than all) of the 9.75% convertible senior notes at the redemption price (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest, if any, to, but excluding, the redemption date accrued and unpaid interest, if any, to, but excluding, the redemption date:

Period	Percentage
At any time on and after May 14, 2023 but prior to May 14, 2024	115%
At any time on and after May 14, 2024	110%

On and after September 23, 2024, the holders of the 9.75% convertible senior notes have the option to require us to repurchase their 9.75% convertible senior notes for cash at a purchase price of 110% of the aggregate principal amount repurchased, plus accrued and unpaid interest to the date of repurchase.

Change of Control and Asset Sales

If we undergo a change of control (as defined in the Indenture) or if we or any of our subsidiaries consummate certain asset sales and do not apply the proceeds as specified within a specified time period, subject to certain limitations, holders of 9.75% convertible senior notes may require us to repurchase for cash all or part of their 9.75% convertible senior notes at a repurchase price equal to 110% of the aggregate principal amount of the 9.75% convertible senior notes to be repurchased, plus accrued and unpaid interest, if any, thereon to, but excluding, the date of settlement.

Certain Covenants

The Indenture includes covenants that, among other things, limit our ability (and in some cases, our subsidiaries') to (a) declare or pay dividends or distributions on or purchase or redeem our equity interests, (b) make investments, (c) incur or guarantee additional indebtedness or issue certain types of equity securities, (d) sell assets, (e) enter into new business lines or (f) consolidate, merge or transfer all or substantially all of our assets.

Events of Default

The Indenture contains customary events of defaults (subject to certain thresholds and grace periods) for failure to pay interest, failure to comply with covenants, cross-acceleration, judgment defaults and certain insolvency events. Upon a continuing event of default, the trustee or the holders of 25% of the principal amount of the 9.75% convertible senior notes may declare the 9.75% convertible senior notes immediately due and payable.

The foregoing summary of the Indenture and the 9.75% convertible senior notes does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Indenture and form of 9.75% convertible senior notes, copies of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

Amendment to Amended and Restated Registration Rights Agreement

On May 14, 2020, in connection with the issuance of the 9.75% convertible senior notes, we, the requisite holders and the Investors entered into an amendment to the Second Amended and Restated Registration Rights Agreement (the "Amendment to Registration Rights Agreement") which amends certain provisions of the Second Amended and Restated Registration Rights Agreement (the "2019 Registration Rights Agreement"). The Amendment to Registration Rights Agreement adds the Investors as parties to the 2019 Registration Rights Agreement. In addition, the Amended Agreement provides for certain demand and piggyback registration rights to be granted to the Investors as more fully described therein.

The foregoing summary of the Amendment to Registration Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Amended Agreement, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

2020 Registration Rights Agreement

On May 14, 2020, in connection with the issuance of the 9.75% convertible senior notes, we entered into a Registration Rights Agreement (the "2020 Registration Rights Agreement") with the Investors. Pursuant to, and subject to the limitations set forth in, the 2020 Registration Rights Agreement, we will use our commercially reasonable efforts to prepare and file a shelf registration statement registering the offer and sale of (a) the 9.75% convertible senior notes and (b) the shares of common stock issued or issuable upon conversion of the 9.75% convertible senior notes, and to cause such shelf registration statement to become effective on or prior to August 1, 2020 and to keep such shelf registration statement effective until all 9.75% convertible senior notes or shares of common stock issuable upon conversion of the outstanding 9.75% convertible senior notes have been sold or disposed of. These registration rights are subject to certain conditions and limitations, including our right to delay or withdraw a registration statement under certain circumstances. Subject to certain limitations, we will generally be obligated to pay all registration expenses in connection with our obligations under the 2020 Registration Rights Agreement. In addition, the 2020 Registration Rights Agreement provides that we will owe liquidated damages if we do not comply, subject to certain thresholds and grace periods, with our registration obligations. Such liquidated damages are payable as additional interest on the 9.75% convertible senior notes, which, if applicable, shall be paid to the relevant holders quarterly in arrears at a rate per year equal to 0.25% per annum of the principal amount of the relevant 9.75% convertible senior notes to, and including, the 90th day following a default by us of our registration obligations, increasing by 0.25% per annum every 90 days thereafter to a maximum 2.0% per annum.

The foregoing summary of the 2020 Registration Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Registration Rights Agreement, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

Termination of Prior Registration Rights Agreement

On May 14, 2020, in connection with the issuance of the 9.75% convertible senior notes, we and the Investors party to the Registration Rights Agreement dated December 2019 (the "Prior RRA") agreed to terminate the Prior RRA and our and their rights and obligations thereunder.

Director Nomination Agreement

On May 14, 2020, we entered into the Board Designation Agreement (the "Board Designation Agreement") with certain Investors (the "Kayne Investors") associated with Kayne Solutions Fund, L.P. (the "Investor Representative"), pursuant to which the Investor Representative, acting on behalf of the Kayne Investors, may designate an individual to serve as a non-voting observer at all meetings of our Board and any committee thereof for so long as the Kayne Investors collectively hold a principal amount of 9.75% convertible senior notes equal to at least 66 2/3% of the aggregate principal amount of 9.75% convertible senior notes purchased by the Kayne Investors pursuant to the Purchase and Exchange Agreement, less any portion of such 9.75% convertible senior notes which are optionally redeemed by us pursuant to the Indenture (the "Minimum Pre-Conversion Hold Amount") or if the Kayne Investors have a right to nominate a director to our Board under the Board Designation Agreement but elect not to do so. Following the date the Kayne Investors have converted 9.75% convertible senior notes into a number of shares of common stock equal to or greater than 50.1% of the number of shares of common stock issued or issuable in respect of the Minimum Pre-Conversion Hold Amount on an as converted basis (the "Conversion Threshold Amount") and for so long as the Kayne Investors collectively hold both (a) shares of our common stock equal to at least the Conversion Threshold Amount and (b) shares of our common stock issued on conversion of the 9.75% convertible senior notes, and issuable upon conversion of the 9.75% convertible senior notes then held by the Investors, on an as converted basis, equal to the number of shares of common stock issued or issuable in respect of the Minimum Pre-Conversion Hold Amount, on an as converted basis, we are obligated to take certain actions to ensure an individual designated by the Investor Representative, on behalf of the Kayne Investors (the "Designated Director") will serve on our Board.

In the event of the resignation, death or removal (for cause or otherwise) of the Designated Director from our Board, the Kayne Investor Representative, acting on behalf of the Kayne Investors, will have the right for the ensuing 90 days, or such longer period as agreed to by our Board, to designate a successor Designated Director to our Board to fill the resulting vacancy on our Board (and any applicable committee thereof), subject to certain qualification requirements specified in the Board Designation Agreement. The Board Designation Agreement will terminate automatically upon the earliest of (a) the date on which (i) the Investors collectively cease to hold the Minimum Pre-Conversion Hold Amount and (ii) the Investors cease to have a right to nominate a director and (b) written agreement of the parties thereto.

The foregoing summary of the Board Designation Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Board Designation Agreement, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the three months ending June 30, 2020.

Item 6. Exhibits.

Exhibit No.	Description
4.1∞	Indenture, between Sunnova Sol Issuer, LLC and Wells Fargo Bank, National Association, as Indenture Trustee, dated February 12, 2020.
10.1∞
Third Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated January 31, 2020 (incorporated by reference to Exhibit 10.33 to Form 10-K filed on February 25, 2020).

10.2∞
Fourth Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated February 28, 2020.

10.3∞
Note Purchase Agreement, by and among Sunnova Sol Issuer, LLC, Sunnova Sol Depositor, LLC, Sunnova Energy Corporation and Credit Suisse Securities (USA) LLC, dated February 5, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 11, 2020).

10.4∞
Fifth Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated March 31, 2020.

10.5
Amendment No. 5 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of March 31, 2020.

10.6
Amendment No. 4 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of January 29, 2020.

10.7
Consent and Second Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated December 31, 2019.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: May 15, 2020	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)