Form 10-Q
period 2020-06-30
Sunnova Energy International Inc.
filed 2020-07-30
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
20 East Greenway Plaza, Suite 540
Houston, Texas 77046
(Address, including zip code, of principal executive offices)

(281) 985-9904
(Registrant's telephone number, including area code)

20 East Greenway Plaza, Suite 475
Houston, Texas 77046
(Former address)
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

The registrant had 85,028,799 shares of common stock outstanding as of July 27, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "may," "will," "likely," "should," "expect," "anticipate," "could," "contemplate," "target," "future," "plan," "believe," "intend," "goal," "seek," "estimate," "project," "target," "predict," "potential," "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the effects of the coronavirus disease pandemic on our business and operations, results of operations and financial position;
•federal, state and local statutes, regulations and policies;
•the price of centralized utility-generated electricity and electricity from other sources and technologies;
•technical and capacity limitations imposed by operators of the power grid;
•the availability of tax rebates, credits and incentives, including changes to the rates of, or expiration of, federal tax credits and the availability of related safe harbors;
•our need and ability to raise capital to finance the installation and acquisition of distributed residential solar energy systems, refinance existing debt or otherwise meet our liquidity needs;
•our expectations concerning relationships with third parties, including the attraction, retention, performance and continued existence of our dealers;
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the coronavirus disease pandemic;
•our ability to retain or upgrade current customers, further penetrate existing markets or expand into new markets;
•our investment in our platform and new product offerings and the demand for and expected benefits of our platform and product offerings;
•the ability of our solar energy systems, energy storage systems or other product offerings to operate or deliver energy for any reason, including if interconnection or transmission facilities on which we rely become unavailable;
•our ability to maintain our brand and protect our intellectual property and customer data;
•our ability to manage the cost of solar energy systems, energy storage systems and our service offerings;
•the willingness of and ability of our dealers and suppliers to fulfill their respective warranty and other contractual obligations;
•our expectations regarding litigation and administrative proceedings; and
•our ability to renew or replace expiring, canceled or terminated solar service agreements at favorable rates or on a long-term basis.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash	$102,279	$83,485
Accounts receivable—trade, net	12,504	10,672
Accounts receivable—other	6,094	6,147
Other current assets, net of allowance of $542 and $112 as of June 30, 2020 and December 31, 2019, respectively	165,928	174,016
Total current assets	286,805	274,320

Property and equipment, net	2,006,115	1,745,060
Customer notes receivable, net of allowance of $13,001 and $979 as of June 30, 2020 and December 31, 2019, respectively	378,976	297,975
Other assets	195,699	169,712
Total assets (1)	$2,867,595	$2,487,067

Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$27,590	$36,190
Accrued expenses	21,496	39,544
Current portion of long-term debt	114,141	97,464
Other current liabilities	26,534	21,804
Total current liabilities	189,761	195,002

Long-term debt, net	1,628,672	1,346,419
Other long-term liabilities	149,169	127,406
Total liabilities (1)	1,967,602	1,668,827

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	238,305	172,305

Stockholders' equity:
Common stock, 84,056,032 and 83,980,885 shares issued as of June 30, 2020 and December 31, 2019, respectively, at $0.0001 par value	8	8
Additional paid-in capital—common stock	1,088,223	1,007,751
Accumulated deficit	(426,543)	(361,824)
Total stockholders' equity	661,688	645,935
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,867,595	$2,487,067

(1) The consolidated assets as of June 30, 2020 and December 31, 2019 include $1,113,760 and $790,211, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $10,415 and $7,347 as of June 30, 2020 and December 31, 2019, respectively; accounts receivable—trade, net of $2,601 and $1,460 as of June 30, 2020 and December 31, 2019, respectively; accounts receivable—other of $214 and $4 as of June 30, 2020 and December 31, 2019, respectively; other current assets of $96,675 and $47,606 as of June 30, 2020 and December 31, 2019, respectively; property and equipment, net of $994,155 and $726,415 as of June 30, 2020 and December 31, 2019, respectively; and other assets of $9,700 and $7,379 as of June 30, 2020 and December 31, 2019, respectively. The consolidated liabilities as of June 30, 2020 and December 31, 2019 include $17,963 and $13,440, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $2,470 and $1,926 as of June 30, 2020 and December 31, 2019, respectively; accrued expenses of $96 and $35 as of June 30, 2020 and December 31, 2019, respectively; other current liabilities of $485 and $612 as of June 30, 2020 and December 31, 2019, respectively; and other long-term liabilities of $14,912 and $10,867 as of June 30, 2020 and December 31, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$42,790	$34,612	$72,619	$61,327

Operating expense:
Cost of revenue—depreciation	14,021	10,225	27,007	19,878
Cost of revenue—other	2,869	1,076	3,912	1,728
Operations and maintenance	2,926	2,289	5,145	4,543
General and administrative	28,133	23,794	56,026	42,475
Other operating income	(16)	(62)	(22)	(80)
Total operating expense, net	47,933	37,322	92,068	68,544

Operating loss	(5,143)	(2,710)	(19,449)	(7,217)

Interest expense, net	30,532	37,310	97,850	68,971
Interest expense, net—affiliates	—	1,575	—	3,397
Interest income	(6,680)	(2,967)	(11,300)	(5,461)
Loss on extinguishment of long-term debt, net—affiliates	—	10,645	—	10,645
Other (income) expense	(266)	534	(266)	534
Loss before income tax	(28,729)	(49,807)	(105,733)	(85,303)

Income tax	—	—	—	—
Net loss	(28,729)	(49,807)	(105,733)	(85,303)
Net income (loss) attributable to redeemable noncontrolling interests	(3,471)	931	(9,400)	3,949
Net loss attributable to stockholders	(25,258)	(50,738)	(96,333)	(89,252)
Dividends earned on Series A convertible preferred stock	—	(9,760)	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	(2,762)	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(25,258)	$(63,260)	$(96,333)	$(113,977)

Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(7.32)	$(1.15)	$(13.20)
Weighted average common shares outstanding—basic and diluted	84,033,278	8,636,598	84,017,214	8,636,065

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,733)	$(85,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,814	22,639
Impairment and loss on disposals, net	1,222	851
Amortization of deferred financing costs	5,409	7,770
Amortization of debt discount	7,610	1,292
Non-cash effect of equity-based compensation plans	6,044	994
Non-cash payment-in-kind interest on loan	679	—
Non-cash payment-in-kind interest on loan—affiliates	—	2,201
Unrealized loss on derivatives	4,543	17,449
Unrealized (gain) loss on fair value option instruments	(256)	534
Loss on extinguishment of long-term debt, net—affiliates	—	10,645
Other non-cash items	7,302	3,470
Changes in components of operating assets and liabilities:
Accounts receivable	(1,941)	(6,597)
Other current assets	(81)	(9,357)
Other assets	(21,504)	(26,063)
Accounts payable	(706)	2,279
Accrued expenses	(16,033)	(1,995)
Other current liabilities	4,631	5,362
Other long-term liabilities	(4,928)	(1,865)
Net cash used in operating activities	(82,928)	(55,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(274,333)	(164,796)
Payments for investments and customer notes receivable	(99,016)	(62,360)
Proceeds from customer notes receivable	15,090	9,336
State utility rebates and tax credits	172	227
Other, net	490	183
Net cash used in investing activities	(357,597)	(217,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	936,938	526,045
Payments of long-term debt	(629,268)	(287,363)
Proceeds of long-term debt from affiliates	—	15,000
Payments on notes payable	(2,451)	(248)
Payments of deferred financing costs	(16,819)	(7,268)
Payments of debt discounts	(3,132)	(1,084)
Proceeds from issuance of common stock, net	(129)	(478)
Proceeds from equity component of debt instrument, net	73,657	—
Proceeds from issuance of convertible preferred stock, net	—	(2,509)
Contributions from redeemable noncontrolling interests	120,653	50,237
Distributions to redeemable noncontrolling interests	(2,600)	(5,143)
Payments of costs related to redeemable noncontrolling interests	(2,187)	(1,622)
Other, net	(1)	(13)
Net cash provided by financing activities	474,661	285,554
Net increase in cash and restricted cash	34,136	12,450
Cash and restricted cash at beginning of period	150,291	87,046
Cash and restricted cash at end of period	184,427	99,496
Restricted cash included in other current assets	(18,644)	(482)
Restricted cash included in other assets	(63,504)	(40,238)
Cash at end of period	$102,279	$58,776

	Six Months Ended June 30,
	2020	2019
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$(318)	$28,343
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(7,738)	$(4,369)
Change in accounts payable and accrued expenses related to financing costs	$(768)	$3,854
Transfers of inventory to property and equipment, net and customer notes receivable	$20,347	$1,255

Supplemental cash flow information:
Cash paid for interest	$38,476	$25,395
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A Common Stock		Series B Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	44,942,594	$449	13,006,780	$130	8,612,728	$86	21,727	$—	$701,326	$85,439	$(286,312)	$501,118
Net income (loss)	3,018	—	—	—	—	—	—	—	—	—	—	(38,514)	(38,514)
Issuance of common stock	—	—	—	—	—	—	—	2,143	—	—	4	—	4
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	—	—	(183)	—	(8)	(191)
Contributions from redeemable noncontrolling interests	18,030	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(3,652)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(10,125)	—	—	—	—	—	—	—	—	—	—	10,125	10,125
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	281	—	281
Other, net	2,627	—	—	—	—	—	—	—	—	493	—	(2)	491
March 31, 2019	94,016	44,929,110	449	13,006,780	130	8,612,728	86	23,870	—	701,636	85,724	(314,711)	473,314
Net income (loss)	931	—	—	—	—	—	—	—	—	—	—	(50,738)	(50,738)
Contributions from redeemable noncontrolling interests	32,207	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,491)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(419)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(18,297)	—	—	—	—	—	—	—	—	—	—	18,297	18,297
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	713	—	713
Other, net	600	—	—	—	—	—	—	—	—	(1)	—	—	(1)
June 30, 2019	$107,547	44,929,110	$449	13,006,780	$130	8,612,728	$86	23,870	$—	$701,635	$86,437	$(347,152)	$441,585

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity

		Shares	Amount
December 31, 2019	$172,305	83,980,885	$8	$1,007,751	$(361,824)	$645,935
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)
Net loss	(5,929)	—	—	—	(71,075)	(71,075)
Issuance of common stock, net	—	45,405	—	214	—	214
Contributions from redeemable noncontrolling interests	102,342	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(707)	—	—	—	—	—
Equity in subsidiaries attributable to parent	(24,164)	—	—	—	24,164	24,164
Equity-based compensation expense	—	—	—	2,690	—	2,690
Other, net	(47)	—	—	—	—	—
March 31, 2020	242,427	84,026,290	$8	1,010,655	(418,643)	592,020
Net loss	(3,471)	—	—	—	(25,258)	(25,258)
Issuance of common stock, net	—	29,742	—	558	—	558
Equity component of debt instrument, net	—	—	—	73,657	—	73,657
Contributions from redeemable noncontrolling interests	18,311	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,227)	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(604)	—	—	—	—	—
Equity in subsidiaries attributable to parent	(17,359)	—	—	—	17,359	17,359
Equity-based compensation expense	—	—	—	3,354	—	3,354
Other, net	228	—	—	(1)	(1)	(2)
June 30, 2020	$238,305	84,056,032	$8	$1,088,223	$(426,543)	$661,688

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving more than 91,000 customers in more than 20 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its subsidiaries.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Coronavirus Disease ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate.

To adjust to federal social distancing guidelines, stay-at-home orders and similar government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. The service and installation of solar energy systems has continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, an increasing number of authorities having jurisdiction and local utilities are accepting electronic submissions for permits and inspections are being performed in many locations through video calls and other electronic means. Throughout the COVID-19 pandemic, we have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers under PPAs and leases that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of June 30, 2020, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$747	$741	$960	$723
Impact of ASC 326 adoption	—	—	(240)	—
Provision for current expected credit losses	477	—	879	—
Bad debt expense	—	346	—	638
Write off of uncollectible accounts	(463)	(363)	(848)	(664)
Recoveries	13	22	22	49
Other, net	(1)	—	—	—
Balance at end of period	$773	$746	$773	$746

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
when installed as an original part on a solar energy system. We evaluate our inventory reserves and write down the estimated value of excess and obsolete inventory based upon assumptions about future demand and market conditions. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Energy storage systems and components	$22,667	$33,443
Modules and inverters	97,439	10,137
Meters	698	169
Total	$120,804	$43,749

As of June 30, 2020 and December 31, 2019, we recorded accrued expenses of $1.0 million and $15.2 million, respectively, for inventory purchases.

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or a liability. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes inputs that may be used to measure fair value as follows:

•Level 1—Observable inputs that reflect unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2—Observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
PPA revenue	$19,922	$13,954	$32,555	$23,566
Lease revenue	12,338	9,620	23,880	19,258
Solar renewable energy certificate revenue	8,735	9,716	13,098	16,308
Loan revenue	634	363	1,233	734
Other revenue	1,161	959	1,853	1,461
Total	$42,790	$34,612	$72,619	$61,327

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.3 billion as of June 30, 2020, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than three years.

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

If the solar energy system does not produce the guaranteed production amount, we are required to refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
customer's payments, if needed, are payable in January following the end of the first three years of the solar energy system's placed in service date and then every annual period thereafter. See Note 14, Commitments and Contingencies.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2020 and December 31, 2019. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of June 30, 2020, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the loan program which will be recognized on a straight-line basis over the remaining term of the respective solar service agreements. Deferred revenue was $34.0 million as of December 31, 2018. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Loans	$63,121	$46,958
PPAs and leases	9,461	8,895
SRECs	3,000	3,000
Total (1)	$75,582	$58,853

(1) Of this amount, $4.7 million and $2.1 million is recorded in other current liabilities as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020 and 2019, we recognized revenue of $2.2 million and $1.5 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. This ASU is effective beginning in March 2020 or prospectively from a date through December 2022. We are currently evaluating the potential impact of this ASU on our consolidated financial statements and related disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2020	As of December 31, 2019
	(in years)	(in thousands)
Solar energy systems	35	$1,976,596	$1,689,457
Construction in progress		141,826	143,449
Asset retirement obligations	30	30,950	26,967
Information technology systems	3	28,697	28,320
Computers and equipment	3-5	1,630	1,499
Leasehold improvements	3-6	2,467	1,014
Furniture and fixtures	7	836	735
Vehicles	4-5	1,640	1,632
Other	5-6	158	146
Property and equipment, gross		2,184,800	1,893,219
Less: accumulated depreciation		(178,685)	(148,159)
Property and equipment, net		$2,006,115	$1,745,060

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $157.7 million and $130.9 million as of June 30, 2020 and December 31, 2019, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Prepaid inventory	$—	$96,167
Inventory	120,804	43,749
Current portion of customer notes receivable	17,620	13,758
Other prepaid assets	4,980	7,380
Current portion of other notes receivable	918	982
Deferred receivables	2,937	1,506
Restricted cash	18,644	10,474
Other	25	—
Total	$165,928	$174,016

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Restricted cash	$63,504	$56,332
Construction in progress - customer notes receivable	37,942	37,137
Exclusivity and other bonus arrangements with dealers, net	47,190	32,791
Straight-line revenue adjustment	28,565	24,852
Other	18,498	18,600
Total	$195,699	$169,712

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Interest payable	$17,809	$14,680
Current portion of performance guarantee obligations	2,947	4,067
Current portion of lease liability and other	1,045	561
Deferred revenue	4,733	2,086
Other	—	410
Total	$26,534	$21,804

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

	As of June 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$31,053	$20,033
Additional obligations incurred	4,010	1,755
Accretion expense	1,013	640
Other	(33)	(21)
Balance at end of period	$36,043	$22,407

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10 or 25 years. The following table presents the detail of

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Customer notes receivable	$410,139	$312,823
Allowance for credit losses	(13,543)	(1,091)
Customer notes receivable, net (1)	$396,596	$311,732
Estimated fair value, net	$398,388	$314,222

(1) Of this amount, $17.6 million and $13.8 million is recorded in other current assets as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$12,136	$758	$1,091	$710
Impact of ASC 326 adoption	—	—	9,235	—
Provision for current expected credit losses (1)	1,407	—	3,218	—
Bad debt expense	—	162	—	273
Write off of uncollectible accounts	—	—	—	(39)
Other, net	—	24	(1)	—
Balance at end of period	$13,543	$944	$13,543	$944

(1) In addition, we recognized $9,000 and $62,000 of provision for current expected credit losses during the three and six months ended June 30, 2020, respectively, related to our long-term receivables for our leases.

As of June 30, 2020 and December 31, 2019, we invested $37.9 million and $37.1 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended June 30, 2020 and 2019, interest income related to our customer notes receivable was $6.6 million and $2.7 million, respectively. For the six months ended June 30, 2020 and 2019, interest income related to our customer notes receivable was $10.9 million and $5.0 million, respectively. As of June 30, 2020 and December 31, 2019, accrued interest receivable related to our customer notes receivable was $1.4 million and $869,000, respectively. As of June 30, 2020 and December 31, 2019, there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual status. For the three months ended June 30, 2020 and 2019, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income. For the six months ended June 30, 2020 and 2019, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable as of June 30, 2020:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
1-90 days past due	$6,059	$5,741
91-180 days past due	2,028	1,714
Greater than 180 days past due	2,872	1,206
Total past due	10,959	8,661
Not past due	399,180	304,162
Total	$410,139	$312,823

As of June 30, 2020 and December 31, 2019, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $4.9 million and $2.9 million, respectively. The following table presents the amortized cost of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Payment performance:
Performing	$107,874	$143,098	$90,931	$33,268	$21,159	$10,937	$407,267
Nonperforming (1)	—	698	862	897	297	118	$2,872
Total	$107,874	$143,796	$91,793	$34,165	$21,456	$11,055	$410,139

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 180 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include SEI, Sunnova Energy Corporation, Sunnova Asset Portfolio 4, LLC ("AP4"), Helios Issuer, LLC ("HELI"), Sunnova LAP Holdings, LLC ("LAPH"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP II Holdings, LLC ("TEPIIH"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI") and Sunnova Helios IV Issuer, LLC ("HELIV"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020 Weighted Average Effective Interest Rates	As of June 30, 2020		Year Ended December 31, 2019 Weighted Average Effective Interest Rates	As of December 31, 2019
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
7.75% convertible senior notes	17.41%	$—	$—	7.75%	$55,000	$—
9.75% convertible senior notes	11.85%	245,000	—		—	—
Paid-in-kind		679	—		—	—
Debt discount, net		(97,960)	—		(16,913)	—
Deferred financing costs, net		(1,158)	—		(480)	—
Sunnova Energy Corporation
Notes payable	13.93%	—	472	3.22%	—	2,428
AP4
Secured term loan	10.81%	—	—	5.61%	86,369	6,109
Debt discount, net		—	—		(452)	—
Deferred financing costs, net		—	—		(196)	—
HELI
Solar asset-backed notes	6.56%	210,684	6,736	6.56%	213,632	8,673
Debt discount, net		(2,729)	—		(3,169)	—
Deferred financing costs, net		(4,801)	—		(5,586)	—
LAPH
Secured term loan	11.22%	10,349	363	7.71%	41,484	1,392
Debt discount, net		(171)	—		(401)	—
Deferred financing costs, net		(137)	—		(356)	—
EZOP
Warehouse credit facility	4.45%	22,700	—	6.60%	121,400	—
Debt discount, net		(1,804)	—		(2,178)	—
TEPIIH
Revolving credit facility	19.47%	—	—	6.36%	234,650	—
Debt discount, net		—	—		(2,219)	—
HELII
Solar asset-backed notes	5.72%	233,064	11,850	5.77%	241,309	13,005
Debt discount, net		(45)	—		(49)	—
Deferred financing costs, net		(5,471)	—		(5,873)	—
RAYSI
Solar asset-backed notes	5.51%	123,347	6,170	5.47%	126,828	6,327
Debt discount, net		(1,464)	—		(1,547)	—
Deferred financing costs, net		(4,547)	—		(4,759)	—
HELIII
Solar loan-backed notes	4.02%	128,117	16,399	4.03%	135,543	19,030
Debt discount, net		(2,479)	—		(2,532)	—
Deferred financing costs, net		(2,380)	—		(2,410)	—
TEPH
Revolving credit facility	6.32%	231,000	—	6.70%	90,325	—
Debt discount, net		(4,518)	—		(645)	—
TEPINV
Revolving credit facility	10.29%	32,615	44,125	7.95%	54,707	40,500
Debt discount, net		(2,148)	—		(2,856)	—
Deferred financing costs, net		(1,834)	—		(2,207)	—
SOLI
Solar asset-backed notes	3.90%	395,587	13,267		—	—
Debt discount, net		(120)	—		—	—
Deferred financing costs, net		(9,415)	—		—	—
HELIV
Solar loan-backed notes	3.29%	143,733	14,759		—	—
Debt discount, net		(956)	—		—	—
Deferred financing costs, net		(4,066)	—		—	—
Total		$1,628,672	$114,141		$1,346,419	$97,464

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Availability.    As of June 30, 2020, we had $402.3 million of available borrowing capacity under our various financing arrangements, consisting of $177.3 million under the EZOP warehouse credit facility, $206.5 million under the TEPH revolving credit facility and $18.5 million under the TEPINV revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of June 30, 2020, we were in compliance with all debt covenants under our financing arrangements.

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

SEI Debt.    In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes ("9.75% convertible senior notes") in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, and the investors exercised this option and completed the purchase of such additional 9.75% convertible senior notes in June 2020. In May 2020, we also exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes.

The investors in our 9.75% convertible senior notes may, at their option, convert all or any portion of their 9.75% convertible senior notes. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our option, subject to certain terms and conditions. The conversion rate for the 9.75% convertible senior notes is 74.0741 shares of common stock per $1,000 principal amount of 9.75% convertible senior notes, plus accrued and unpaid interest, which is equivalent to an initial conversion price (excluding interest) of approximately $13.50 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the related indenture. On and after May 14, 2023, we have the right to cause the conversion of the 9.75% convertible senior notes if certain specified conditions are met, including minimum common stock price and minimum volume conditions.

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

For accounting purposes and in accordance with GAAP, the exchange of our 7.75% convertible senior notes for our 9.75% convertible senior notes was treated as a debt modification and we separated the 9.75% convertible senior notes into liability and equity components. As of June 30, 2020, the carrying amount of the liability component for the 9.75% convertible senior notes of approximately $146.6 million (net of an unamortized debt discount of $98.0 million and unamortized issuance costs of $1.2 million) was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to, the stock price volatility and bond yield. The use of alternative market assumptions and estimation methodologies could have had an effect on these estimates of fair value. As of June 30, 2020, the carrying amount of the equity component for the 9.75% convertible

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
senior notes of approximately $87.6 million (net of unamortized issuance costs of $622,000), representing the conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the 9.75% convertible senior notes. This difference between the principal amount of the 9.75% convertible senior notes and the liability component represents the debt discount, presented as a reduction to the 9.75% convertible senior notes in the unaudited condensed consolidated balance sheets and is amortized to interest expense, net using the effective interest method over the remaining term of the 9.75% convertible senior notes. The equity component of the 9.75% convertible senior notes is included in additional paid-in-capital—common stock in the unaudited condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

AP4 Debt, TEPIIH Debt and LAPH Debt.    In February 2020, the aggregate principal amounts outstanding under the AP4 financing agreement and TEPIIH revolving credit facility of $92.0 million and $226.6 million, respectively, were fully repaid using proceeds from the SOLI Notes (as defined below), all related interest rate swaps were unwound and the debt facilities were terminated. In addition, proceeds from the SOLI Notes were used to repay $32.0 million of LAPH debt.

EZOP Debt.    In June 2020, proceeds from the HELIV Notes (as defined below) were used to repay $149.3 million in aggregate principal amount outstanding of EZOP debt.

TEPH Debt.    In March 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the maximum facility amount to $400.0 million, with all of the increased amount coming from Class A lenders on an uncommitted basis, (b) increase both the Class A and Class B interest rates by 0.40% and (c) modify the borrowing base calculation to shift a portion of the borrowing base from Class B to Class A lenders. In May 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts. In June 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $390.0 million to $437.5 million, (b) modify the advance rates for solar energy systems and (c) modify the interest rates to an adjusted LIBOR rate plus a weighted average margin of 4.15%.

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

HELIV Debt.    In June 2020, we pooled and transferred eligible solar loans and the related receivables into HELIV, a special purpose entity, that issued $135.9 million in aggregate principal amount of Series 2020-A Class A solar loan-backed notes and $22.6 million in aggregate principal amount of Series 2020-A Class B solar loan-backed notes (collectively, the "HELIV Notes") with a maturity date of June 2047. The HELIV Notes were issued at a discount of 0.01% for Class A and 4.18% for Class B and bear interest at an annual rate of 2.98% and 7.25%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELIV Notes and satisfy HELIV's expenses, and any remaining cash can be distributed to Sunnova Helios IV Depositor, LLC, HELIV's sole member. In connection with the HELIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIV pursuant to the related sale and contribution agreement. HELIV is also required to maintain a reserve account, a supplemental reserve account for equipment replacement and a capitalized interest reserve account for the benefit of the holders of the HELIV Notes, each of which must be funded at all times to the levels specified in the HELIV Notes. The creditors of HELIV have no recourse to our other assets except as expressly set forth in the HELIV Notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 7.75% convertible senior notes	$—	$—	$55,000	$37,964
SEI 9.75% convertible senior notes	245,679	241,398	—	—
Sunnova Energy Corporation notes payable	472	472	2,428	2,428
AP4 secured term loan	—	—	92,478	92,478
HELI solar asset-backed notes	217,420	226,751	222,305	223,895
LAPH secured term loan	10,712	10,712	42,876	42,876
EZOP warehouse credit facility	22,700	22,700	121,400	121,400
TEPIIH revolving credit facility	—	—	234,650	234,650
HELII solar asset-backed notes	244,914	298,462	254,314	281,850
RAYSI solar asset-backed notes	129,517	152,708	133,155	139,004
HELIII solar loan-backed notes	144,516	162,185	154,573	155,701
TEPH revolving credit facility	231,000	231,000	90,325	90,325
TEPINV revolving credit facility	76,740	76,740	95,207	95,207
SOLI solar asset-backed notes	408,854	442,973	—	—
HELIV solar loan-backed notes	158,492	158,818	—	—
Total (1)	$1,891,016	$2,024,919	$1,498,711	$1,517,778

(1) Amounts exclude the net deferred financing costs and net debt discounts of $148.2 million and $54.8 million as of June 30, 2020 and December 31, 2019, respectively.

For the AP4, LAPH, EZOP, TEPIIH, TEPH and TEPINV debt, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value approximates the carrying amount due primarily to the short-term nature of the instruments. For the convertible senior notes and the HELI, HELII, RAYSI, HELIII, SOLI and HELIV debt, we determined the estimated fair values based on a yield analysis of similar type debt.

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

Interest Rate Swaps on EZOP Debt.    In June 2020, EZOP unwound interest rate swaps with a notional amount of $126.1 million and recorded a realized loss of $5.8 million in connection with the repayment of the aggregate principal amount outstanding of EZOP debt. See Note 7, Long-Term Debt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2020				As of December 31, 2019
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
AP4			—%	$—	March 2018	July 2020	2.338%	$99,762
LAPH	November 2018	October 2036	3.409%	10,640	November 2018	October 2036	3.409%	43,298
EZOP	June 2020	September 2029	2.620%	24,989	June 2019 - November 2019	July 2029 - March 2030	1.631% - 2.620%	100,083
TEPIIH			—%	—	September 2018 - November 2019	July 2031 - October 2041	1.909% - 3.383%	225,845
TEPH	September 2018 - January 2023	January 2023 - January 2038	0.528% - 3.125%	202,418	September 2019 - January 2023	January 2023 - July 2034	1.620% - 1.928%	55,115
TEPINV	December 2019	December 2022	2.500%	76,682			—%	—
Total				$314,729				$524,103

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Other assets	$6	$360
Other current liabilities	—	(397)
Other long-term liabilities	(31,724)	(27,092)
Total, net	$(31,718)	$(27,129)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Realized loss	$6,105	$8,788	$38,003	$12,372
Unrealized (gain) loss	(3,053)	10,417	4,543	17,449
Total	$3,052	$19,205	$42,546	$29,821

(9) Income Taxes

Our effective income tax rate is 0% for the three and six months ended June 30, 2020 and 2019. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30, 2020 and December 31, 2019 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and the states and territories in which we operate.

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), featuring significant tax provisions and relief measures to assist individuals and businesses impacted by the economic effects of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
COVID-19 pandemic. Relief measures intended to aid businesses in employee retention include payroll tax relief and a refundable tax credit for employers who retain employees during the COVID-19 pandemic. In addition, among other things, the CARES Act establishes (a) a five-year carryback of net operating losses generated in 2018, 2019 and 2020, (b) a temporary suspension of the 80% limitation on the use of net operating losses in 2018, 2019 and 2020 and (c) an increase to the adjusted taxable income limitation from 30% to 50% for business interest deductions under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, for 2019 and 2020. We have historically maintained, and continue to maintain, a full valuation allowance against deferred tax assets. Due to our aggregate amount of net operating losses, we cannot utilize the carryback or limitation suspension provisions pertaining to the usage of net operating losses. However, the increase to the adjusted taxable income limitation for business interest deductions resulted in a decrease to our deferred tax assets for unused business interest deductions and an offsetting increase to our net operating loss carryforward. The CARES Act does not have any impact on our valuation allowance.

(10) Related-Party Transactions

SEI Debt.    Certain of our affiliates who have representatives on our Board are holders of more than 10% of our 9.75% convertible senior notes. As of June 30, 2020, such holders own approximately $39.9 million aggregate principal amount of our 9.75% convertible senior notes, which is recorded in long-term debt, net in the unaudited condensed consolidated balance sheet. For the three and six months ended June 30, 2020, we recorded expense related to such holders of approximately $716,000 in interest expense, net in the unaudited condensed consolidated statement of operations. See Note 7, Long-Term Debt.

(11) Redeemable Noncontrolling Interests

In February 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-C, LLC ("TEPIVC"), a subsidiary of Sunnova TEP IV-C Manager, LLC, which is the Class B member of TEPIVC. The Class A member of TEPIVC made a total capital commitment of $75.0 million. In May 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-D, LLC ("TEPIVD"), a subsidiary of Sunnova TEP IV-D Manager, LLC, which is the Class B member of TEPIVD. The Class A member of TEPIVD made a total capital commitment of $75.0 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of June 30, 2020 and December 31, 2019, with the exception of Sunnova TEP IV-A, LLC, Sunnova TEP IV-B, LLC, TEPIVC and TEPIVD, for which we are not required to carry a redemption value.

(12) Equity-Based Compensation

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2019	4,304,309	$15.86	7.08		$242
Exercised	(54,987)	$12.92			$228
Forfeited	(105,526)	$18.87		$3.56
Outstanding, June 30, 2020	4,143,796	$15.83	6.54		$13,646
Exercisable, June 30, 2020	3,592,867	$15.85	6.37		$11,925
Vested and expected to vest, June 30, 2020	4,143,796	$15.83	6.54		$13,646
Non-vested, June 30, 2020	550,929			$3.67

The number of stock options that vested during the three months ended June 30, 2020 and 2019 was 104,509 and 230,101, respectively. The number of stock options that vested during the six months ended June 30, 2020 and 2019 was 369,716 and 744,099, respectively. The grant date fair value of stock options that vested during the three months ended June 30, 2020 and 2019 was $428,000 and $933,000, respectively. The grant date fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $1.2 million and $2.5 million, respectively. As of June 30, 2020, there was no unrecognized compensation expense related to stock options.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	1,426,139	$11.93
Granted	1,110,313	$11.53
Vested	(27,083)	$12.00
Forfeited	(23,706)	$11.99
Outstanding, June 30, 2020	2,485,663	$11.75

The number of restricted stock units that vested during the three and six months ended June 30, 2020 was 0 and 27,083, respectively. The grant date fair value of restricted stock units that vested during the three and six months ended June 30, 2020 was $0 and $325,000, respectively. As of June 30, 2020, there was $22.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.89 years.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(25,258)	$(50,738)	$(96,333)	$(89,252)
Dividends earned on Series A convertible preferred stock	—	(9,760)	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	(2,762)	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(25,258)	$(63,260)	$(96,333)	$(113,977)

Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(7.32)	$(1.15)	$(13.20)
Weighted average common shares outstanding—basic and diluted	84,033,278	8,636,598	84,017,214	8,636,065

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity-based compensation awards	6,650,994	4,323,658	6,261,779	4,396,926
Convertible preferred stock	—	59,179,925	—	59,163,392
Convertible senior notes	10,259,540	—	7,245,154	—

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

Performance Guarantee Obligations.    As of June 30, 2020, we recorded $4.0 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which we include $2.9 million in other current liabilities and $1.0 million in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
31, 2019, we recorded $6.5 million relating to these guarantees, of which $4.1 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of June 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,468	$6,044
Accruals for obligations issued	1,384	1,535
Settlements made in cash	(3,861)	(2,582)
Balance at end of period	$3,991	$4,997

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and certain other office equipment under finance leases. The following table presents the detail of lease expense and lease income as recorded in general and administrative expense and other operating income, respectively, in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$335	$270	$671	$570
Finance lease amortization expense	—	2	2	4
Short-term lease expense	6	12	22	23
Variable lease expense	172	252	179	463
Sublease income	—	(19)	—	(37)
Total	$513	$517	$874	$1,023

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Right-of-use assets:
Operating leases	$9,212	$9,668
Finance leases	—	5
Total right-of-use assets	$9,212	$9,673

Current lease liabilities:
Operating leases	$1,056	$556
Finance leases	—	5
Long-term leases liabilities
Operating leases	8,840	9,389
Total lease liabilities	$9,896	$9,950

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$263	$525
Financing cash flows from finance leases	1	5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	680
Finance leases	—	13

	As of June 30,
	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.93	3.08
Finance leases	0.00	1.17
Weighted average discount rate:
Operating leases	3.94%	4.58%
Finance leases	—%	4.26%

Future minimum lease payments under our non-cancelable leases as of June 30, 2020 were as follows:

Operating Leases
(in thousands)
Remaining 2020	$758
2021	1,536
2022	1,559
2023	1,594
2024	1,616
2025 and thereafter	7,617
Total	14,680
Amount representing interest	(2,373)
Amount representing leasehold incentives	(2,411)
Present value of future payments	9,896
Current portion of lease liability	(1,056)
Long-term portion of lease liability	$8,840

Letters of Credit.    In connection with various security arrangements for an office lease and merchant banking activities, we have letters of credit outstanding of $550,000 and $725,000 as of June 30, 2020 and December 31, 2019, respectively. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash.

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

Dealer Commitments.    As of June 30, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $47.2 million. Under these agreements, we paid $11.4 million and $20.0 million during the three months ended June 30, 2020 and 2019, respectively, and we paid $16.7 million and $22.0 million during the six months

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ended June 30, 2020 and 2019, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2020	$10,140
2021	31,981
2022	31,965
2023	7,822
2024	6,370
2025 and thereafter	—
Total	$88,278

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

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of June 30, 2020 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2020	$1,739
2021	3,753
2022	37
2023	26
2024	26
2025 and thereafter	7
Total	$5,588

(15) Subsequent Events

Common Stock.    In July 2020, certain of our stockholders completed an underwritten public offering (the "Secondary Offering") of 6,988,423 shares of our common stock, including 911,533 shares related to the underwriters' option to purchase additional shares. As part of the Secondary Offering, certain of the holders of our 9.75% convertible senior notes converted approximately $10.5 million aggregate principal amount, including accrued and unpaid interest to the date of the conversion, of our 9.75% convertible senior notes into 776,890 shares of our common stock. We did not offer any shares of our common stock in connection with the Secondary Offering and we did not receive any proceeds from the Secondary Offering.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redeemable Noncontrolling Interests.    In July 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-F, LLC ("TEPIVF"), a subsidiary of Sunnova TEP IV-F Manager, LLC, which is the class B member of TEPIVF. The Class A member of TEPIVF made a total capital commitment of $10.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2020 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving more than 91,000 customers in more than 20 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

We offer customers products to power their homes with affordable solar energy. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer, and we are able to provide savings and energy resiliency to our solar plus energy storage customers. We also make it possible in some states for a customer to obtain a new roof as part of their solar loan. Our solar service agreements take the form of a lease, power purchase agreement ("PPA") or loan. The initial term of our solar service agreements is typically either 10 or 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2020, we have raised more than $5.9 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer Sunnova Protect Services, which provides ongoing energy services to customers who purchased their solar energy system through unaffiliated third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 670 megawatts of generation capacity and serving more than 91,000 customers.

Recent Developments

Coronavirus Disease ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate.

Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination, with new contract origination, net of cancelations, declining in each of March and April 2020 from the previous month. This decline reflects an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. Such efforts drove an increase in new contract origination, net of cancelations, in May and June 2020, with June 2020 exceeding the number of new contracts originated, net of cancelations, in February 2020. We expect the use of websites, video conferencing and other virtual tools as part of our origination process to expand widely and contribute to our future growth. However, local, state or federal government extensions of COVID-19 pandemic response measures may further disrupt the return to in-person sales, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations due to an inability by our dealers to adjust to virtual sales methods or because such methods prove to be less successful with potential customers.

The service and installation of solar energy systems has continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, an increasing number of authorities having jurisdiction and local utilities are accepting electronic submissions for permits and inspections are being performed in many locations through video calls and other electronic means. We expect our dealers' ability to install and our ability to service solar energy systems will continue in this manner. However, if there are additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

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

As part of our preventative measures to minimize unnecessary risk of exposure and prevent infection, we have continued our work-from-home policy for employees in our Houston headquarters. In May 2020, we re-established critical operations that rely on infrastructure available at headquarters. All employees are required to follow strict social distancing and health safety guidelines in conformity with the restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization and other governmental and regulatory authorities. Throughout the COVID-19 pandemic, our call center has remained open and properly staffed to meet our customers' needs. If a customer requires a visit from a service technician, those technicians are available and in almost all cases can complete the service without entering the customer's home. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and dealers, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Recently, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance.

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above to minimize the impacts to our business have yielded encouraging results. However, our future success also depends on our ability to raise capital from third-party investors and commercial sources. In the initial weeks of the COVID-19 pandemic we saw access to capital markets reduced generally. Although the capital markets have not returned to full strength, we have since been able to raise funding during this challenging time. We have recently closed two additional tax equity funds, closed one additional securitization, expanded capacity under one of our existing credit facilities, issued and sold additional convertible senior notes and continue to have access to capacity under certain of our existing tax equity funds and warehouse facilities. If we are unable to regain access to the capital markets or are unable to raise funds through our tax equity and warehouse financing transactions at competitive terms, it would adversely impact both our ability to finance the deployment of our solar energy systems and energy storage systems and our future financial performance.

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

Financing Transactions

In May 2020, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts. In June 2020, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $390.0 million to $437.5 million, (b) modify the advance rates for solar energy systems and (c) modify the interest rates to an adjusted LIBOR rate plus a weighted average margin of 4.15%. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In May 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In July 2020, we admitted a tax equity investor with a total capital commitment of $10.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes ("9.75% convertible senior notes") in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, and the investors exercised this option and completed the purchase of such additional 9.75% convertible senior notes in June 2020. In May 2020, we also entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes due January 2027 ("7.75% convertible senior notes") whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes. In July 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $10.5 million aggregate principal amount, including accrued and unpaid interest to the date of the conversion, of our 9.75% convertible senior notes into 776,890 shares of our common stock. See "—Liquidity and Capital Resources—Financing Arrangements—Convertible Senior Notes" below.

In June 2020, one of our subsidiaries issued $135.9 million in aggregate principal amount of Series 2020-A Class A solar loan-backed notes and $22.6 million in aggregate principal amount of Series 2020-A Class B solar loan-backed notes (collectively, the "HELIV Notes") with a maturity date of June 2047. The HELIV Notes bear interest at an annual rate of 2.98% and 7.25% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems as part of these arrangements. We use the cash flows these solar energy systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through June 30, 2020, we have issued $1.4 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds approximately six years after the last solar energy system in each tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest. Following such exercise, we would receive 100% of the customer payments for the remainder of the term of the solar service agreements. From our inception through June 30, 2020, we have received commitments of $524.5 million through the use of tax equity funds, of which an aggregate of $429.0 million has been funded.

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

	As of June 30, 2020	As of December 31, 2019	Change
Number of customers	91,600	78,600	13,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of customers (excluding loan agreements)	75,100	58,100	72,700	56,700
Weighted average number of customers with loan agreements	13,300	7,700	12,500	7,200
Weighted average number of customers	88,400	65,800	85,200	63,900

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-

recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), losses on unenforceable contracts, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value option instruments and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense and provision for current expected credit losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(28,729)	$(49,807)	$(105,733)	$(85,303)
Interest expense, net	30,532	37,310	97,850	68,971
Interest expense, net—affiliates	—	1,575	—	3,397
Interest income	(6,680)	(2,967)	(11,300)	(5,461)
Depreciation expense	15,868	11,627	30,814	22,639
Amortization expense	7	7	16	12
EBITDA	10,998	(2,255)	11,647	4,255
Non-cash compensation expense (1)	3,354	1,884	6,044	2,271
ARO accretion expense	524	327	1,013	640
Financing deal costs	1,571	849	1,687	968
Natural disaster losses and related charges, net	—	—	31	—
IPO costs	—	1,307	—	2,046
Loss on extinguishment of long-term debt, net—affiliates	—	10,645	—	10,645
Unrealized (gain) loss on fair value option instruments	(256)	534	(256)	534
Amortization of payments to dealers for exclusivity and other bonus arrangements	396	14	747	14
Legal settlements	—	293	—	293
Provision for current expected credit losses	1,416	—	3,280	—
Adjusted EBITDA	$18,003	$13,598	$24,193	$21,666

(1) Amount includes the non-cash effect of equity-based compensation plans of $3.4 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $6.0 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $1.2 million and $1.3 million for the three and six months ended June 30, 2019, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income from customer notes receivable	$6,568	$2,692	$10,940	$5,020
Principal proceeds from customer notes receivable, net of related revenue	$7,541	$5,224	$13,919	$8,653

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

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(82,928)	$(55,694)
Principal proceeds from customer notes receivable	15,090	9,336
Financed insurance payments	(2,451)	(248)
Derivative breakage fees from financing structure changes	36,894	12,080
Distributions to redeemable noncontrolling interests	(2,600)	(5,143)
Payments to dealers for exclusivity and other bonus arrangements	16,731	22,000
Net inventory and prepaid inventory purchases	18,002	7,147
Adjusted Operating Cash Flow	$(1,262)	$(10,522)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per customer data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$47,933	$37,322	$92,068	$68,544
Depreciation expense	(15,868)	(11,627)	(30,814)	(22,639)
Amortization expense	(7)	(7)	(16)	(12)
Non-cash compensation expense	(3,354)	(1,884)	(6,044)	(2,271)
ARO accretion expense	(524)	(327)	(1,013)	(640)
Financing deal costs	(1,571)	(849)	(1,687)	(968)
Natural disaster losses and related charges, net	—	—	(31)	—
IPO costs	—	(1,307)	—	(2,046)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(396)	(14)	(747)	(14)
Legal settlements	—	(293)	—	(293)
Provision for current expected credit losses	(1,416)	—	(3,280)	—
Adjusted Operating Expense	$24,797	$21,014	$48,436	$39,661
Adjusted Operating Expense per weighted average customer	$281	$319	$568	$621

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of June 30, 2020 and December 31, 2019, calculated using a 6% discount rate.

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Estimated gross contracted customer value	$2,194	$1,879

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

Estimated Gross Contracted Customer Value
	As of June 30, 2020
	Discount rate
Cumulative customer loss rate	4%	6%	8%
	(in millions)
5%	$2,492	$2,161	$1,907
0%	$2,534	$2,194	$1,933

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through June 30, 2020, we have raised more than $5.9 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. The amount for the Section 48(a) ITC is equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2024. By statute, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that begins construction during 2020, 22% for 2021 and 10% if construction begins after 2021 or if the property is placed into service after 2023. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. Internal Revenue Service guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2020, we have purchased substantially all the inverters that will be deployed under our lease and PPA agreements that we expect will allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. We may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

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

SRECs. Each SREC represents one megawatt hour (1,000 kWh) generated by a solar energy system. We sell SRECs to utilities and other third parties who use the SRECs to meet renewable portfolio standards and can do so with or without the actual electricity associated with the renewable-based generation source. We account for SRECs generated from solar energy systems owned by us, as opposed to those owned by our customers, as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify SRECs as inventory held until sold and delivered to third parties. We enter into economic hedges with major financial institutions related to expected production of SRECs through forward contracts to partially mitigate the risk of decreases in SREC market rates. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue upon the transfer of the SRECs to the counterparty. The costs related to the sales of SRECs are generally limited to fees for brokered transactions. Accordingly, the sale of SRECs in a period generally has a favorable impact on our operating results for that period. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

Cost of Revenue—Other. Cost of revenue—other represents costs to purchase SRECs on the open market, SREC broker fees and other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, costs for filing under the Uniform Commercial Code to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

Operations and Maintenance Expense. Operations and maintenance expense represents costs paid to third parties for maintaining and servicing the solar energy systems, property insurance and property taxes. In addition, operations and maintenance expense includes impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters, write downs and write-offs related to inventory adjustments, losses on disposals and other impairments.

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

Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$42,790	$34,612	$8,178

Operating expense:
Cost of revenue—depreciation	14,021	10,225	3,796
Cost of revenue—other	2,869	1,076	1,793
Operations and maintenance	2,926	2,289	637
General and administrative	28,133	23,794	4,339
Other operating income	(16)	(62)	46
Total operating expense, net	47,933	37,322	10,611

Operating loss	(5,143)	(2,710)	(2,433)

Interest expense, net	30,532	37,310	(6,778)
Interest expense, net—affiliates	—	1,575	(1,575)
Interest income	(6,680)	(2,967)	(3,713)
Loss on extinguishment of long-term debt, net—affiliates	—	10,645	(10,645)
Other (income) expense	(266)	534	(800)
Loss before income tax	(28,729)	(49,807)	21,078

Income tax	—	—	—
Net loss	(28,729)	(49,807)	21,078
Net income (loss) attributable to redeemable noncontrolling interests	(3,471)	931	(4,402)
Net loss attributable to stockholders	$(25,258)	$(50,738)	$25,480

Revenue

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
PPA revenue	$19,922	$13,954	$5,968
Lease revenue	12,338	9,620	2,718
SREC revenue	8,735	9,716	(981)
Loan revenue	634	363	271
Other revenue	1,161	959	202
Total	$42,790	$34,612	$8,178

Revenue increased by $8.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of an increased number of solar energy systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 58,100 for the three months ended June 30, 2019 to approximately 75,100 for the three months ended June 30, 2020. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $422 per customer for the three months ended June 30, 2019 to $445 per customer for the same period in 2020 (5% increase). SREC revenue decreased by $1.0 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to (a) lower SREC pricing in New Jersey and (b) a Massachusetts forward sale that occurred during the fourth quarter of 2019. These decreases were offset by (a) an increase in SREC revenue resulting from higher Massachusetts volumes and (b) a Massachusetts forward sale that occurred during the first quarter of 2019. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements remained relatively flat at $47 per customer for the three months ended June 30, 2019 compared to $48 per customer for the same period in 2020 (1% increase).

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—depreciation	$14,021	$10,225	$3,796

Cost of revenue—depreciation increased by $3.8 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 58,100 for the three months ended June 30, 2019 to approximately 75,100 for the three months ended June 30, 2020. On a weighted average number of customers basis, cost of revenue—depreciation increased from $176 per customer for the three months ended June 30, 2019 to $187 per customer for the same period in 2020 (6% increase).

Cost of Revenue—Other

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—other	$2,869	$1,076	$1,793

Cost of revenue—other increased by $1.8 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily driven by the purchase of SRECs of $1.9 million to fulfill minimum delivery requirements under our forward contracts.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operations and maintenance	$2,926	$2,289	$637

Operations and maintenance expense increased by $0.6 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to higher impairments and loss on disposals. Operations and maintenance expense per customer, excluding net natural disaster losses, remained relatively flat at $39 per customer for the three months ended June 30, 2020 and 2019.

General and Administrative Expense

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
General and administrative	$28,133	$23,794	$4,339

General and administrative expense increased by $4.3 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to increases of (a) $2.8 million of payroll and employee related expenses primarily due to non-cash compensation expense and the hiring of personnel to support growth and (b) $1.6 million of insurance expenses.

Interest Expense, Net

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense, net	$30,532	$37,310	$(6,778)

Interest expense, net decreased by $6.8 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily driven by increases in unrealized gain on interest rate swaps of $13.5 million, partially offset by an increase in interest expense of $6.6 million due to an increase in the principal debt balance after entering into new financing arrangements.

Interest Expense, Net—Affiliates

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense, net—affiliates	$—	$1,575	$(1,575)

Interest expense, net—affiliates decreased by $1.6 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due a decrease in interest expense due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest income	$6,680	$2,967	$3,713

Interest income increased by $3.7 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily driven by an increase in the weighted average number of customers with loan agreements from approximately 7,700 for the three months ended June 30, 2019 to approximately 13,300 for the three months ended June 30, 2020. On a weighted average number of customers basis, loan interest income increased from $349 per customer for the three months ended June 30, 2019 to $494 per customer for the three months ended June 30, 2020 primarily due to higher average loan storage balances.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates decreased by $10.6 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended June 30, 2020 and 2019. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests changed by $4.4 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a loss attributable to redeemable noncontrolling interests from a tax equity fund added in late 2019.

Results of Operations—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$72,619	$61,327	$11,292

Operating expense:
Cost of revenue—depreciation	27,007	19,878	7,129
Cost of revenue—other	3,912	1,728	2,184
Operations and maintenance	5,145	4,543	602
General and administrative	56,026	42,475	13,551
Other operating income	(22)	(80)	58
Total operating expense, net	92,068	68,544	23,524

Operating loss	(19,449)	(7,217)	(12,232)

Interest expense, net	97,850	68,971	28,879
Interest expense, net—affiliates	—	3,397	(3,397)
Interest income	(11,300)	(5,461)	(5,839)
Loss on extinguishment of long-term debt, net—affiliates	—	10,645	(10,645)
Other (income) expense	(266)	534	(800)
Loss before income tax	(105,733)	(85,303)	(20,430)

Income tax	—	—	—
Net loss	(105,733)	(85,303)	(20,430)
Net income (loss) attributable to redeemable noncontrolling interests	(9,400)	3,949	(13,349)
Net loss attributable to stockholders	$(96,333)	$(89,252)	$(7,081)

Revenue

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
PPA revenue	$32,555	$23,566	$8,989
Lease revenue	23,880	19,258	4,622
SREC revenue	13,098	16,308	(3,210)
Loan revenue	1,233	734	499
Other revenue	1,853	1,461	392
Total	$72,619	$61,327	$11,292

Revenue increased by $11.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of an increased number of solar energy systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 56,700 for the six months ended June 30, 2019 to approximately 72,700 for the six months ended June 30, 2020. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue remained relatively flat at $781 per customer for the six months ended June 30, 2019 compared to $802 per customer for the same period in 2020 (3% increase). SREC revenue decreased by $3.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to (a) a $3.0 million Massachusetts forward sale that occurred during the fourth quarter of 2019 and (b) lower SREC pricing in New Jersey. These decreases were offset by an increase in SREC revenues resulting from higher Massachusetts volumes. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements remained relatively flat at $102 per customer for the six months ended June 30, 2019 compared to $99 per customer for the same period in 2020 (3% decrease).

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—depreciation	$27,007	$19,878	$7,129

Cost of revenue—depreciation increased by $7.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 56,700 for the six months ended June 30, 2019 to approximately 72,700 for the six months ended June 30, 2020. On a weighted average number of customers basis, cost of revenue—depreciation increased from $351 per customer for the six months ended June 30, 2019 to $371 per customer for the same period in 2020 (6% increase).

Cost of Revenue—Other

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—other	$3,912	$1,728	$2,184

Cost of revenue—other increased by $2.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by the purchase of SRECs of $1.9 million to fulfill minimum delivery requirements under our forward contracts.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operations and maintenance	$5,145	$4,543	$602

Operations and maintenance expense increased by $0.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher impairments and loss on disposals. Operations and maintenance expense per customer, excluding net natural disaster losses, decreased to $70 per customer for the six months ended June 30, 2020 compared to $80 per customer for the six months ended June 30, 2019 as a result of operational efficiencies.

General and Administrative Expense

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
General and administrative	$56,026	$42,475	$13,551

General and administrative expense increased by $13.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increases of (a) $7.2 million of payroll and employee related expenses primarily due to non-cash compensation expense and the hiring of personnel to support growth, (b) $3.4 million of insurance expenses and (c) $3.3 million of provision for current expected credit losses related to the adoption of the new accounting standard in 2020.

Interest Expense, Net

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense, net	$97,850	$68,971	$28,879

Interest expense, net increased by $28.9 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by increases in realized loss on interest rate swaps of $25.6 million due to the termination of certain debt facilities in 2020, interest expense of $12.3 million due to an increase in the principal debt balance after entering into new financing arrangements and debt discount amortization of $6.3 million. This increase was partially offset by a decrease in unrealized loss on interest rate swaps of $12.9 million.

Interest Expense, Net—Affiliates

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest expense, net—affiliates	$—	$3,397	$(3,397)

Interest expense, net—affiliates decreased by $3.4 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease in interest expense due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Interest income	$11,300	$5,461	$5,839

Interest income increased by $5.8 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by an increase in the weighted average number of customers with loan agreements from approximately 7,200 for the six months ended June 30, 2019 to approximately 12,500 for the six months ended June 30, 2020. On a weighted average number of customers basis, loan interest income increased from $697 per customer for the six months ended June 30, 2019 to $875 per customer for the six months ended June 30, 2020 primarily due to higher average loan storage balances.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates decreased by $10.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the six months ended June 30, 2020 and 2019. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests changed by $13.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a loss attributable to redeemable noncontrolling interests from a tax equity fund added in late 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had total cash of $184.4 million, of which $102.3 million was unrestricted, and $402.3 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. As of June 30, 2020, we were in compliance with all debt covenants under our financing arrangements.

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

We expect our solar energy systems in service to generate a positive return rate over the customer agreement, typically 25 years. Typically, once residential solar energy systems commence operations, they do not require significant additional capital expenditures to maintain operating performance. However, in order to grow, we are currently dependent on financing from outside parties. We believe we will have sufficient cash, investment fund commitments and securitization commitments, as described below, together with cash flows from operations to meet our working capital, debt service obligations, contingencies and anticipated required capital expenditures, including customer acquisitions, for at least the next 12 months. However, we are subject to business and operational risks that could adversely affect our ability to raise additional financing. If financing is not available to us on acceptable terms if and when needed, we may be unable to finance installation of our new customers' solar energy systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our tax equity funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain tax equity funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of June 30, 2020, we had undrawn committed capital of approximately $80.4 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and related safe harbors, and on the investor demand for such funding. In February 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In May 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In July 2020, we admitted a tax equity investor with a total capital commitment of $10.0 million.

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

In June 2020, one of our subsidiaries issued $135.9 million in aggregate principal amount of Series 2020-A Class A solar loan-backed notes and $22.6 million in aggregate principal amount of Series 2020-A Class B solar loan-backed notes with a maturity date of June 2047. The HELIV Notes bear interest at an annual rate of 2.98% and 7.25% for the Class A and Class B notes, respectively.

Warehouse and Other Debt Financings

In February 2020, two of our subsidiaries fully repaid the aggregate principal amounts outstanding under their financing arrangements of $92.0 million and $226.6 million using proceeds from the SOLI Notes, all related interest rate swaps were unwound and the debt facilities were terminated. In addition, one of our subsidiaries used proceeds from the SOLI Notes to repay $32.0 million in aggregate principal amount outstanding under its financing arrangement. In May 2020, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts. In June 2020, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $390.0 million to $437.5 million, (b) modify the advance rates for solar energy systems and (c) modify the interest rates to an adjusted LIBOR rate plus a weighted average margin of 4.15%. In addition, one of our subsidiaries used proceeds from the HELIV Notes to repay $149.3 million in aggregate principal amount outstanding under its financing arrangement.

Convertible Senior Notes

In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, and the investors exercised this option and completed the purchase of such additional 9.75% convertible senior notes in June 2020. In May 2020, we also entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes. In July 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $10.5 million aggregate principal amount, including accrued and unpaid interest to the date of the conversion, of our 9.75% convertible senior notes into 776,890 shares of our common stock.

Historical Cash Flows—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(82,928)	$(55,694)	$(27,234)
Net cash used in investing activities	(357,597)	(217,410)	(140,187)
Net cash provided by financing activities	474,661	285,554	189,107
Net increase in cash and restricted cash	$34,136	$12,450	$21,686

Operating Activities

Net cash used in operating activities increased by $27.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase is primarily a result of an increase in purchases of inventory and prepaid inventory with net outflows of $18.0 million in 2020 compared to $7.1 million in 2019, offset by decreased payments to dealers for exclusivity and other bonus arrangements with net outflows of $16.7 million in 2020 compared to $22.0 million in 2019. This increase is also due to net outflows of $42.4 million in 2020 compared to net outflows of $17.5 million in 2019 based on: (a) our net loss of $105.7 million in 2020 excluding non-cash operating items of $63.4 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt and equity-based compensation charges, which results in net outflows of $42.4 million and (b) our net loss of $85.3 million in 2019 excluding non-cash operating items of $67.8 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, loss on fair value option securities, loss on extinguishment of debt and equity-based compensation charges, which results in net outflows of $17.5 million. These net differences between the two periods result in a net change in operating cash flows of $24.9 million in 2020 compared to 2019 primarily driven by an increase in realized loss on interest rate swaps of $25.6 million due to the termination of certain debt facilities in 2020.

Investing Activities

Net cash used in investing activities increased by $140.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase is primarily a result of increases in purchases of property and equipment, primarily solar energy systems, of $274.3 million in 2020 compared to $164.8 million in 2019 and payments for investments and customer notes receivable of $99.0 million in 2020 compared to $62.4 million in 2019. This increase is partially offset by proceeds from customer notes receivable of $15.1 million (of which $12.0 million was prepaid) in 2020 compared to $9.3 million (of which $7.9 million was prepaid) in 2019.

Financing Activities

Net cash provided by financing activities increased by $189.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase is primarily a result of increases in net borrowings under our debt facilities of $305.2 million in 2020 compared to $253.4 million in 2019, net contributions from our redeemable noncontrolling interests of $118.1 million in 2020 compared to $45.1 million in 2019 and net proceeds from the equity component of a convertible debt instrument of $73.7 million in 2020 compared to an insignificant amount in 2019. This increase is partially offset by payments of deferred financing costs and debt discounts of $20.0 million in 2020 compared to $8.4 million in 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance-sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $588,000 and $1.3 million for the three and six months ended June 30, 2020, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2020. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic continues to be a rapidly evolving situation. The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate. For example, social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination, with new contract origination, net of cancelations, declining in each of March and April 2020 from the previous month. This decline reflects an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

We and our dealers have modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. As a result, net contract origination, net of cancelations, increased in May and June 2020, with June 2020 exceeding the number of new contracts originated, net of cancelations, in February 2020. Such modifications have allowed our dealers to continue to install and us to continue to service solar energy systems, but may also disrupt our operations, impede productivity or otherwise be ineffective in the future. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

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

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Recently, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic, and other economic factors, may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. If existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance and the price of our common stock. Finally, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

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

Net metering and related policies concerning distributed generation have received attention from federal legislators and regulators and challenge by various stakeholders. For example, in April 2020, the New England Ratepayers Association petitioned the Federal Energy Regulatory Commission ("FERC") to declare its exclusive federal jurisdiction over distributed generation, including residential solar, and to establish new federal customer compensation rates for excess energy in lieu of state net metering programs. On July 16, 2020, FERC issued an order dismissing the petition on procedural grounds. Parties to the proceeding may seek rehearing of FERC's order and then judicial review. Changes in federal law, including those made by statute, regulation, rule or order, could negatively affect net metering or other related policies which otherwise promote and support solar energy and enhance the economic viability of distributed residential solar. For further discussion of net metering and related policies, see "Risk Factors—Risks Related to Regulations—We rely on net metering and related policies to offer competitive pricing to our customers in most of our current markets and changes to net metering policies may significantly reduce demand for electricity from residential solar energy systems." in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025, unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, and the investors exercised this option and completed the purchase of such additional 9.75% convertible senior notes in June 2020. In May 2020, we also entered into privately negotiated exchanges with a small number of institutional investors in our 7.75% convertible senior notes whereby such investors exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes.

The investors in our 9.75% convertible senior notes may, at their option, convert all or any portion of their 9.75% convertible senior notes. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our option, subject to certain terms and conditions. The conversion rate for the 9.75% convertible senior notes is 74.0741 shares of common stock per $1,000 principal amount of 9.75% convertible senior notes, plus accrued and unpaid interest, which is equivalent to an initial conversion price (excluding interest) of approximately $13.50 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the related indenture. On and after May 14, 2023, we have the right to cause the conversion of the 9.75% convertible senior notes if certain specified conditions are met, including minimum common stock price and minimum volume conditions.

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

We offered and sold the 9.75% convertible senior notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in reliance upon the safe harbor provided by Rule 506(c) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1
Indenture, between Sunnova Energy International Inc. and Wilmington Trust, National Association, as Trustee, dated May 14, 2020 (incorporated by reference to Exhibit 4.11 to Form S-1 filed on June 29, 2020).

4.2∞	Indenture, between Sunnova Helios IV Issuer, LLC and Wells Fargo Bank, National Association, dated June 19, 2020 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on June 29, 2020).
4.3	Registration Rights Agreement, among Sunnova Energy International Inc. and the parties listed therein, dated May 14, 2020 (incorporated by reference to Exhibit 4.4 to Form S-1 filed on June 29, 2020).
4.4
First Amendment to The Second Amended and Restated Registration Rights Agreement, among Sunnova Energy International Inc. and the parties listed therein, dated May 14, 2020 (incorporated by reference to Exhibit 4.2.1 to Form S-1 filed on June 29, 2020).

10.1∞
Omnibus Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the lenders from time to time party thereto, dated May 14, 2020 (incorporated by reference to Exhibit 10.2.6 to Form S-1 filed on June 29, 2020).

10.2∞
Seventh Amendment to the Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated June 26, 2020 (incorporated by reference to Exhibit 10.2.7 to Form S-1 filed on June 29, 2020).

10.3
Amendment No. 1 to Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, Credit Suisse AGH, New York Branch, Wells Fargo Bank, National Association, U.S. Bank National Association, the Funding Agents from time to time party thereto, and the Lender from time to time party thereto, dated June 5, 2019 (incorporated by reference to Exhibit 10.3.1 to Form S-1 filed on June 29, 2020).

10.4∞
Note Purchase Agreement, by and among Sunnova Helios IV Issuer, LLC, Sunnova Helios IV Depositor, LLC, Sunnova Energy Corporation and Credit Suisse Securities (USA) LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.8 to Form S-1 filed on June 29, 2020).

10.5∞
Purchase and Exchange Agreement, by and among Sunnova Energy International Inc. and the Investors, as defined therein, dated May 13, 2020 (incorporated by reference to Exhibit 10.6 to Form S-1 filed on June 29, 2020).

10.6
Board Designation Agreement, by and among Sunnova Energy International Inc., Kayne Multiple Strategy Fund, L.P., Kayne Solutions Fund, L.P., San Bernardino County Employees’ Retirement Association and TFGI Holdings, LLC, dated May 14, 2020 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on June 29, 2020).

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: July 30, 2020	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)