Form 10-Q
period 2020-09-30
Sunnova Energy International Inc.
filed 2020-10-29
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The registrant had 93,587,398 shares of common stock outstanding as of October 26, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "may," "will," "likely," "should," "expect," "anticipate," "could," "contemplate," "target," "future," "plan," "believe," "intend," "goal," "seek," "estimate," "project," "target," "predict," "potential," "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the effects of the coronavirus pandemic on our business and operations, results of operations and financial position;
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
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as the coronavirus pandemic;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash	$84,635	$83,485
Accounts receivable—trade, net	11,799	10,672
Accounts receivable—other	13,354	6,147
Other current assets, net of allowance of $591 and $112 as of September 30, 2020 and December 31, 2019, respectively	199,637	174,016
Total current assets	309,425	274,320

Property and equipment, net	2,172,727	1,745,060
Customer notes receivable, net of allowance of $14,177 and $979 as of September 30, 2020 and December 31, 2019, respectively	428,586	297,975
Other assets	243,548	169,712
Total assets (1)	$3,154,286	$2,487,067

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$29,288	$36,190
Accrued expenses	27,944	39,544
Current portion of long-term debt	109,729	97,464
Other current liabilities	18,572	21,804
Total current liabilities	185,533	195,002

Long-term debt, net	1,795,039	1,346,419
Other long-term liabilities	162,395	127,406
Total liabilities (1)	2,142,967	1,668,827

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	135,847	127,129

Stockholders' equity:
Common stock, 91,125,076 and 83,980,885 shares issued as of September 30, 2020 and December 31, 2019, respectively, at $0.0001 par value	9	8
Additional paid-in capital—common stock	1,198,680	1,007,751
Accumulated deficit	(476,095)	(361,824)
Total stockholders' equity	722,594	645,935
Noncontrolling interests	152,878	45,176
Total equity	875,472	691,111
Total liabilities, redeemable noncontrolling interests and equity	$3,154,286	$2,487,067

(1) The consolidated assets as of September 30, 2020 and December 31, 2019 include $1,254,660 and $790,211, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $12,396 and $7,347 as of September 30, 2020 and December 31, 2019, respectively; accounts receivable—trade, net of $2,719 and $1,460 as of September 30, 2020 and December 31, 2019, respectively; accounts receivable—other of $903 and $4 as of September 30, 2020 and December 31, 2019, respectively; other current assets of $131,242 and $47,606 as of September 30, 2020 and December 31, 2019, respectively; property and equipment, net of $1,094,801 and $726,415 as of September 30, 2020 and December 31, 2019, respectively; and other assets of $12,599 and $7,379 as of September 30, 2020 and December 31, 2019, respectively. The consolidated liabilities as of September 30, 2020 and December 31, 2019 include $20,227 and $13,440, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $2,133 and $1,926 as of September 30, 2020 and December 31, 2019, respectively; accrued expenses of $603 and $35 as of September 30, 2020 and December 31, 2019, respectively; other current liabilities of $277 and $612 as of September 30, 2020 and December 31, 2019, respectively; and other long-term liabilities of $17,214 and $10,867 as of September 30, 2020 and December 31, 2019, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$50,177	$36,615	$122,796	$97,942

Operating expense:
Cost of revenue—depreciation	15,113	10,942	42,120	30,820
Cost of revenue—other	1,403	1,186	5,315	2,914
Operations and maintenance	3,469	1,925	8,614	6,468
General and administrative	28,549	28,509	84,575	70,984
Other operating income	(6)	(49)	(28)	(129)
Total operating expense, net	48,528	42,513	140,596	111,057

Operating income (loss)	1,649	(5,898)	(17,800)	(13,115)

Interest expense, net	29,954	30,884	127,804	99,855
Interest expense, net—affiliates	—	701	—	4,098
Interest income	(5,999)	(3,407)	(17,299)	(8,868)
Loss on extinguishment of long-term debt, net	50,721	—	50,721	—
Loss on extinguishment of long-term debt, net—affiliates	—	—	—	10,645
Other (income) expense	91	293	(175)	827
Loss before income tax	(73,118)	(34,369)	(178,851)	(119,672)

Income tax expense	176	—	176	—
Net loss	(73,294)	(34,369)	(179,027)	(119,672)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(9,113)	3,221	(18,513)	7,170
Net loss attributable to stockholders	(64,181)	(37,590)	(160,514)	(126,842)
Dividends earned on Series A convertible preferred stock	—	—	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	—	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(64,181)	$(37,590)	$(160,514)	$(151,567)

Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.62)	$(1.88)	$(5.77)
Weighted average common shares outstanding—basic and diluted	87,768,712	60,890,129	85,276,841	26,245,493

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(179,027)	$(119,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,811	34,987
Impairment and loss on disposals, net	1,768	1,236
Amortization of deferred financing costs	6,781	8,795
Amortization of debt discount	12,205	2,027
Non-cash effect of equity-based compensation plans	8,389	6,974
Non-cash payment-in-kind interest on loan	780	—
Non-cash payment-in-kind interest on loan—affiliates	—	2,716
Unrealized loss on derivatives	2,755	30,262
Unrealized (gain) loss on fair value option instruments	(165)	97
Loss on extinguishment of long-term debt, net	50,721	—
Loss on extinguishment of long-term debt, net—affiliates	—	10,645
Other non-cash items	10,566	4,637
Changes in components of operating assets and liabilities:
Accounts receivable	(2,785)	(8,006)
Other current assets	(10,688)	(11,753)
Other assets	(32,541)	(37,787)
Accounts payable	(3,274)	5,156
Accrued expenses	(8,566)	(2,455)
Other current liabilities	(2,781)	75
Long-term debt—paid-in-kind—affiliates	—	(719)
Other long-term liabilities	(3,745)	(1,753)
Net cash used in operating activities	(101,796)	(74,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(439,855)	(299,199)
Payments for investments and customer notes receivable	(180,725)	(104,391)
Proceeds from customer notes receivable	25,028	14,072
State utility rebates and tax credits	327	401
Other, net	950	(584)
Net cash used in investing activities	(594,275)	(389,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,182,912	588,153
Payments of long-term debt	(667,670)	(318,855)
Proceeds of long-term debt from affiliates	—	15,000
Payments of long-term debt to affiliates	—	(56,236)
Payments on notes payable	(3,017)	(2,177)
Payments of deferred financing costs	(18,317)	(10,435)
Payments of debt discounts	(3,132)	(1,084)
Proceeds from issuance of common stock, net	4,269	164,695
Proceeds from equity component of debt instrument, net	73,657	—
Proceeds from issuance of convertible preferred stock, net	—	(2,510)
Contributions from redeemable noncontrolling interests and noncontrolling interests	197,360	119,372
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,484)	(6,289)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(4,108)	(3,155)
Other, net	(1)	(15)
Net cash provided by financing activities	757,469	486,464
Net increase in cash and restricted cash	61,398	22,225
Cash and restricted cash at beginning of period	150,291	87,046
Cash and restricted cash at end of period	211,689	109,271
Restricted cash included in other current assets	(54,096)	(16,688)
Restricted cash included in other assets	(72,958)	(41,557)
Cash at end of period	$84,635	$51,026

	Nine Months Ended September 30,
	2020	2019
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$7,603	$25,576
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(12,429)	$(6,335)
Change in accounts payable and accrued expenses related to financing costs	$(972)	$(485)
Transfers of inventory to property and equipment, net and customer notes receivable	$38,089	$1,628
Non-cash conversion of convertible senior notes for common stock	$84,196	$—

Supplemental cash flow information:
Cash paid for interest	$69,058	$48,866
Cash paid for income taxes	$58	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A and Series C Convertible Preferred Stock		Series A and Series B Common Stock		Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	57,949,374	$579	8,634,455	$86	—	$—	$701,326	$85,439	$(286,312)	$501,118	$—	$501,118
Net income (loss)	3,018	—	—	—	—	—	—	—	—	(38,514)	(38,514)	—	(38,514)
Issuance of common stock	—	—	—	2,143	—	—	—	—	4	—	4	—	4
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	(183)	—	(8)	(191)	—	(191)
Contributions from redeemable noncontrolling interests	18,030	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(3,652)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(10,125)	—	—	—	—	—	—	—	—	10,125	10,125	—	10,125
Equity-based compensation expense	—	—	—	—	—	—	—	—	281	—	281	—	281
Other, net	2,627	—	—	—	—	—	—	493	—	(2)	491	—	491
March 31, 2019	94,016	57,935,890	579	8,636,598	86	—	—	701,636	85,724	(314,711)	473,314	—	473,314
Net income (loss)	931	—	—	—	—	—	—	—	—	(50,738)	(50,738)	—	(50,738)
Contributions from redeemable noncontrolling interests	32,207	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to redeemable noncontrolling interests	(1,491)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests	(419)	—	—	—	—	—	—	—	—	—	—	—	—
Equity in subsidiaries attributable to parent	(18,297)	—	—	—	—	—	—	—	—	18,297	18,297	—	18,297
Equity-based compensation expense	—	—	—	—	—	—	—	—	713	—	713	—	713
Other, net	600	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)
June 30, 2019	107,547	57,935,890	579	8,636,598	86	—	—	701,635	86,437	(347,152)	441,585	—	441,585
Net income (loss)	3,028	—	—	—	—	—	—	—	—	(37,590)	(37,590)	193	(37,397)
Issuance of common stock, net	—	—	—	—	—	14,865,267	1	—	164,391	—	164,392	—	164,392
Non-cash conversion of convertible notes for Series A and Series C convertible preferred stock	—	2,543,127	25	—	—	—	—	32,809	—	—	32,834	—	32,834
Non-cash exchange of Series A and Series C convertible preferred stock and Series A and Series B common stock for common stock	—	(60,479,017)	(605)	(8,636,601)	(86)	69,115,618	7	(734,444)	735,128	—	—	—	—
Contributions from redeemable noncontrolling interests and noncontrolling interests	17,048	—	—	—	—	—	—	—	—	—	—	52,087	52,087
Distributions to redeemable noncontrolling interests	(1,146)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	(116)	—	—	—	—	—	—	—	—	—	—	(2,322)	(2,322)
Equity in subsidiaries attributable to parent	(5,105)	—	—	—	—	—	—	—	—	19,356	19,356	(14,251)	5,105
Equity-based compensation expense	—	—	—	—	—	—	—	—	5,980	—	5,980	—	5,980
Other, net	(385)	—	1	3	—	—	—	—	—	2	3	—	3
September 30, 2019	$120,871	—	$—	—	$—	83,980,885	$8	$—	$991,936	$(365,384)	$626,560	$35,707	$662,267

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2019	$127,129	83,980,885	$8	$1,007,751	$(361,824)	$645,935	$45,176	$691,111
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	1,576	—	—	—	(71,075)	(71,075)	(7,505)	(78,580)
Issuance of common stock, net	—	45,405	—	214	—	214	—	214
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,170	—	—	—	—	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	(894)	(894)
Equity in subsidiaries attributable to parent	145	—	—	—	24,164	24,164	(24,309)	(145)
Equity-based compensation expense	—	—	—	2,690	—	2,690	—	2,690
Other, net	(44)	—	—	—	—	—	(3)	(3)
March 31, 2020	130,790	84,026,290	8	1,010,655	(418,643)	592,020	111,637	703,657
Net income (loss)	2,869	—	—	—	(25,258)	(25,258)	(6,340)	(31,598)
Issuance of common stock, net	—	29,742	—	558	—	558	—	558
Equity component of debt instrument, net	—	—	—	73,657	—	73,657	—	73,657
Contributions from noncontrolling interests	—	—	—	—	—	—	18,311	18,311
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,211)	—	—	—	—	—	(16)	(16)
Costs related to noncontrolling interests	—	—	—	—	—	—	(604)	(604)
Equity in subsidiaries attributable to parent	(68)	—	—	—	17,358	17,358	(17,290)	68
Equity-based compensation expense	—	—	—	3,354	—	3,354	—	3,354
Other, net	193	—	—	(1)	—	(1)	34	33
June 30, 2020	132,573	84,056,032	8	1,088,223	(426,543)	661,688	105,732	767,420
Net income (loss)	4,268	—	—	—	(64,181)	(64,181)	(13,381)	(77,562)
Issuance of common stock, net	—	7,069,044	1	152,919	—	152,920	—	152,920
Equity component of debt instrument, net	—	—	—	(44,808)	—	(44,808)	—	(44,808)
Contributions from redeemable noncontrolling interests and noncontrolling interests	279	—	—	—	—	—	76,428	76,428
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,111)	—	—	—	—	—	(773)	(773)
Costs related to noncontrolling interests	—	—	—	—	—	—	(1,007)	(1,007)
Equity in subsidiaries attributable to parent	(718)	—	—	—	14,629	14,629	(13,911)	718
Equity-based compensation expense	—	—	—	2,345	—	2,345	—	2,345
Other, net	556	—	—	1	—	1	(210)	(209)
September 30, 2020	$135,847	91,125,076	$9	$1,198,680	$(476,095)	$722,594	$152,878	$875,472

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving over 98,000 customers in more than 20 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term residential solar service agreements with a diversified pool of high credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system or energy storage system with financing provided by us (a "loan"). The initial term of our solar service agreements is typically either 10, 15 or 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2019 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

Revisions

We have revised our previously issued annual audited consolidated financial statements and interim financial statements to correct immaterial classification errors pertaining to the Class A members' interests in certain of our tax equity funds. We incorrectly classified the Class A members' interests as redeemable noncontrolling interests whereas these interests should have been classified as noncontrolling interests. These misclassifications impacted our consolidated balance sheets and consolidated statements of redeemable noncontrolling interests and equity. The following tables present the impact of these revisions on the financial statements:

	As of December 31, 2019
	As Previously Reported	Revisions	As Revised
	(in thousands)
Redeemable noncontrolling interests	$172,305	$(45,176)	$127,129
Noncontrolling interests	—	45,176	45,176

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Redeemable Noncontrolling Interests			Noncontrolling Interests
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(unaudited, in thousands)
June 30, 2019	$107,547	$—	$107,547	$—	$—	$—
Net income	3,221	(193)	3,028	—	193	193
Contributions from redeemable noncontrolling interests and noncontrolling interests	69,135	(52,087)	17,048	—	52,087	52,087
Distributions to redeemable noncontrolling interests	(1,146)	—	(1,146)	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,438)	2,322	(116)	—	(2,322)	(2,322)
Equity in subsidiaries attributable to parent	(19,356)	14,251	(5,105)	—	(14,251)	(14,251)
Other, net	(385)	—	(385)	—	—	—
September 30, 2019	$156,578	$(35,707)	$120,871	$—	$35,707	$35,707

December 31, 2019	$172,305	$(45,176)	$127,129	$—	$45,176	$45,176
Net income (loss)	(5,929)	7,505	1,576	—	(7,505)	(7,505)
Contributions from redeemable noncontrolling interests and noncontrolling interests	102,342	(99,172)	3,170	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	(1,373)	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	(707)	894	187	—	(894)	(894)
Equity in subsidiaries attributable to parent	(24,164)	24,309	145	—	(24,309)	(24,309)
Other, net	(47)	3	(44)	—	(3)	(3)
March 31, 2020	242,427	(111,637)	130,790	—	111,637	111,637
Net income (loss)	(3,471)	6,340	2,869	—	(6,340)	(6,340)
Contributions from noncontrolling interests	18,311	(18,311)	—	—	18,311	18,311
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,227)	16	(1,211)	—	(16)	(16)
Costs related to noncontrolling interests	(604)	604	—	—	(604)	(604)
Equity in subsidiaries attributable to parent	(17,359)	17,291	(68)	—	(17,290)	(17,290)
Other, net	228	(35)	193	—	34	34
June 30, 2020	$238,305	$(105,732)	$132,573	$—	$105,732	$105,732

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications

Certain other prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a significant impact on our interim financial statements.

Coronavirus ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure, which we have continued to follow. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate.

To adjust to federal social distancing guidelines, stay-at-home orders and similar government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. The service and installation of solar energy systems has continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, an increasing number of jurisdictional authorities as well as local utilities are accepting electronic submissions for permits, and inspections are being performed in many locations through video calls and other electronic means. Throughout the COVID-19 pandemic, we have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of September 30, 2020, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$773	$746	$960	$723
Impact of ASC 326 adoption	—	—	(240)	—
Provision for current expected credit losses	458	—	1,337	—
Bad debt expense	—	511	—	1,149
Write off of uncollectible accounts	(419)	(412)	(1,267)	(1,076)
Recoveries	17	16	39	65
Balance at end of period	$829	$861	$829	$861

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

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Energy storage systems and components	$18,467	$33,443
Modules and inverters	91,632	10,137
Meters	912	169
Total	$111,011	$43,749

As of September 30, 2020 and December 31, 2019, we recorded accrued expenses of $8.1 million and $15.2 million, respectively, for inventory purchases.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
PPA revenue	$19,713	$14,329	$52,268	$37,895
Lease revenue	13,115	10,238	36,995	29,496
Solar renewable energy certificate revenue	14,147	10,603	27,245	26,911
Loan revenue	788	418	2,021	1,152
Other revenue	2,414	1,027	4,267	2,488
Total	$50,177	$36,615	$122,796	$97,942

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.4 billion as of September 30, 2020, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than three years.

PPAs.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2020 and December 31, 2019. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically five years.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 650 to 720 depending

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of September 30, 2020, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

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

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Loans	$73,417	$46,958
PPAs and leases	10,162	8,895
SRECs	1,420	3,000
Total (1)	$84,999	$58,853

(1) Of this amount, $2.9 million and $2.1 million is recorded in other current liabilities as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020 and 2019, we recognized revenue of $5.0 million and $2.3 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, to remove certain exceptions and clarify and amend the existing guidance. This ASU is effective for annual and interim reporting periods in 2021. We have evaluated this ASU and determined it will not have a significant impact on our consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. This ASU is effective beginning in March 2020 or prospectively from a date through December 2022. We adopted this ASU in October 2020 and determined it did not have a significant impact on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to simplify the accounting for certain financial instruments with characteristics of liabilities and equity by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. This ASU also expands the required disclosures related to the terms and features of convertible instruments, how the instruments have been reported and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. This ASU is effective for annual and interim reporting periods in 2022. We have not yet determined the potential impact of this ASU on our consolidated financial statements and related disclosures.

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2020	As of December 31, 2019
	(in years)	(in thousands)
Solar energy systems	35	$2,131,054	$1,689,457
Construction in progress		167,246	143,449
Asset retirement obligations	30	33,099	26,967
Information technology systems	3	29,398	28,320
Computers and equipment	3-5	1,694	1,499
Leasehold improvements	3-6	2,705	1,014
Furniture and fixtures	7	811	735
Vehicles	4-5	2,073	1,632
Other	5-6	158	146
Property and equipment, gross		2,368,238	1,893,219
Less: accumulated depreciation		(195,511)	(148,159)
Property and equipment, net		$2,172,727	$1,745,060

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $172.6 million and $130.9 million as of September 30, 2020 and December 31, 2019, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Prepaid inventory	$—	$96,167
Inventory	111,011	43,749
Current portion of customer notes receivable	20,083	13,758
Other prepaid assets	7,428	7,380
Current portion of other notes receivable	878	982
Deferred receivables	4,636	1,506
Restricted cash	54,096	10,474
Other	1,505	—
Total	$199,637	$174,016

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Restricted cash	$72,958	$56,332
Construction in progress - customer notes receivable	65,288	37,137
Exclusivity and other bonus arrangements with dealers, net	54,543	32,791
Straight-line revenue adjustment, net	30,949	24,852
Other	19,810	18,600
Total	$243,548	$169,712

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Interest payable	$11,669	$14,680
Current portion of performance guarantee obligations	2,921	4,067
Current portion of lease liability	1,075	561
Deferred revenue	2,882	2,086
Other	25	410
Total	$18,572	$21,804

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
decrease or increase our depreciation and accretion expense amounts prospectively. The following table presents the changes in AROs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$31,053	$20,033
Additional obligations incurred	6,179	2,980
Accretion expense	1,577	989
Other	(58)	(32)
Balance at end of period	$38,751	$23,970

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Customer notes receivable	$463,436	$312,823
Allowance for credit losses	(14,767)	(1,091)
Customer notes receivable, net (1)	$448,669	$311,732
Estimated fair value, net	$453,321	$314,222

(1) Of this amount, $20.1 million and $13.8 million is recorded in other current assets as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$13,543	$944	$1,091	$710
Impact of ASC 326 adoption	—	—	9,235	—
Provision for current expected credit losses (1)	1,483	—	4,701	—
Bad debt expense	—	5	—	278
Write off of uncollectible accounts	(258)	—	(258)	(39)
Other, net	(1)	—	(2)	—
Balance at end of period	$14,767	$949	$14,767	$949

(1) In addition, we recognized $61,000 and $123,000 of provision for current expected credit losses during the three and nine months ended September 30, 2020, respectively, related to our long-term receivables for our leases.

As of September 30, 2020 and December 31, 2019, we invested $65.3 million and $37.1 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended September 30, 2020 and 2019, interest income related to our customer notes receivable was $5.9 million and $3.1 million, respectively. For the nine months ended September 30, 2020 and 2019, interest income related to our customer notes receivable was $16.9 million and $8.2 million, respectively. As of September 30, 2020 and December 31, 2019, accrued interest receivable related to our customer notes receivable was $873,000 and $869,000, respectively. As of September 30, 2020 and December 31, 2019, there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
status. For the three months ended September 30, 2020 and 2019, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $9,000 and $0, respectively, was written off by reversing interest income. For the nine months ended September 30, 2020 and 2019, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $9,000 and $0, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable as of September 30, 2020:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
1-90 days past due	$6,546	$5,741
91-180 days past due	1,716	1,714
Greater than 180 days past due	5,747	3,331
Total past due	14,009	10,786
Not past due	449,427	302,037
Total	$463,436	$312,823

As of September 30, 2020 and December 31, 2019, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $7.5 million and $5.0 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Payment performance:
Performing	$168,507	$138,644	$88,587	$31,939	$19,788	$10,224	$457,689
Nonperforming (1)	84	975	1,564	1,628	1,275	221	$5,747
Total	$168,591	$139,619	$90,151	$33,567	$21,063	$10,445	$463,436

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 180 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include SEI, Sunnova Energy Corporation, Sunnova Asset Portfolio 4, LLC ("AP4"), Helios Issuer, LLC ("HELI"), Sunnova LAP Holdings, LLC ("LAPH"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP II Holdings, LLC ("TEPIIH"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV") and Sunnova Asset Portfolio 8, LLC ("AP8"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2020 Weighted Average Effective Interest Rates	As of September 30, 2020		Year Ended December 31, 2019 Weighted Average Effective Interest Rates	As of December 31, 2019
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
7.75% convertible senior notes	17.41%	$—	$—	7.75%	$55,000	$—
9.75% convertible senior notes	14.39%	160,804	—		—	—
Paid-in-kind		780	—		—	—
Debt discount, net		(64,490)	—		(16,913)	—
Deferred financing costs, net		(416)	—		(480)	—
Sunnova Energy Corporation
Notes payable	8.50%	—	2,769	3.22%	—	2,428
AP4
Secured term loan	10.81%	—	—	5.61%	86,369	6,109
Debt discount, net		—	—		(452)	—
Deferred financing costs, net		—	—		(196)	—
HELI
Solar asset-backed notes	6.59%	205,394	6,328	6.56%	213,632	8,673
Debt discount, net		(2,445)	—		(3,169)	—
Deferred financing costs, net		(4,372)	—		(5,586)	—
LAPH
Secured term loan	10.11%	10,288	371	7.71%	41,484	1,392
Debt discount, net		(152)	—		(401)	—
Deferred financing costs, net		(123)	—		(356)	—
EZOP
Warehouse credit facility	4.64%	115,450	—	6.60%	121,400	—
Debt discount, net		(1,618)	—		(2,178)	—
TEPIIH
Revolving credit facility	19.47%	—	—	6.36%	234,650	—
Debt discount, net		—	—		(2,219)	—
HELII
Solar asset-backed notes	5.73%	227,574	11,707	5.77%	241,309	13,005
Debt discount, net		(44)	—		(49)	—
Deferred financing costs, net		(5,277)	—		(5,873)	—
RAYSI
Solar asset-backed notes	5.49%	121,844	5,993	5.47%	126,828	6,327
Debt discount, net		(1,421)	—		(1,547)	—
Deferred financing costs, net		(4,441)	—		(4,759)	—
HELIII
Solar loan-backed notes	4.00%	124,660	14,704	4.03%	135,543	19,030
Debt discount, net		(2,451)	—		(2,532)	—
Deferred financing costs, net		(2,353)	—		(2,410)	—
TEPH
Revolving credit facility	5.72%	380,720	—	6.70%	90,325	—
Debt discount, net		(4,051)	—		(645)	—
TEPINV
Revolving credit facility	10.15%	35,819	36,640	7.95%	54,707	40,500
Debt discount, net		(1,811)	—		(2,856)	—
Deferred financing costs, net		(2,322)	—		(2,207)	—
SOLI
Solar asset-backed notes	3.91%	389,435	15,318		—	—
Debt discount, net		(117)	—		—	—
Deferred financing costs, net		(9,169)	—		—	—
HELIV
Solar loan-backed notes	3.91%	134,293	15,899		—	—
Debt discount, net		(921)	—		—	—
Deferred financing costs, net		(4,028)	—		—	—
Total		$1,795,039	$109,729		$1,346,419	$97,464

Availability.    As of September 30, 2020, we had $224.1 million of available borrowing capacity under our various financing arrangements, consisting of $84.5 million under the EZOP warehouse credit facility, $56.8 million under the TEPH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
revolving credit facility, $22.7 million under the TEPINV revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of September 30, 2020, we were in compliance with all debt covenants under our financing arrangements.

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

SEI Debt.    In May 2020, we issued and sold an aggregate principal amount of $130.0 million of our 9.75% convertible senior notes ("9.75% convertible senior notes") in a private placement at an issue price of 95%, for an aggregate purchase price of $123.5 million. The 9.75% convertible senior notes mature in April 2025 unless earlier redeemed, repurchased or converted. We granted the investors of the 9.75% convertible senior notes an option to purchase up to an additional $60.0 million aggregate principal amount of 9.75% convertible senior notes on the same terms and conditions, and the investors exercised this option and completed the purchase of such additional 9.75% convertible senior notes in June 2020. In May 2020, we also exchanged all $55.0 million aggregate principal amount outstanding of our 7.75% convertible senior notes for an equal principal amount of our 9.75% convertible senior notes. In the third quarter of 2020, certain holders of our 9.75% convertible senior notes converted approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. See Note 11, Stockholders' Equity.

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

For accounting purposes and in accordance with GAAP, the exchange of our 7.75% convertible senior notes for our 9.75% convertible senior notes was treated as a debt modification and we separated the 9.75% convertible senior notes into liability and equity components. As of September 30, 2020, the carrying amount of the liability component for the 9.75% convertible senior notes of approximately $96.7 million (net of an unamortized debt discount of $64.5 million and unamortized issuance costs of $416,000) was determined based on a discounted cash flow analysis and a binomial lattice model. The valuation required the use of Level 3 unobservable inputs and subjective assumptions, including but not limited to, the stock price volatility and bond yield. The use of alternative market assumptions and estimation methodologies could have had an effect on these estimates of fair value. As of September 30, 2020, the carrying amount of the equity component for the 9.75% convertible senior notes of approximately $42.8 million (net of unamortized issuance costs of $653,000), representing the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conversion option, was determined by deducting the carrying amount of the liability components from the principal amount of the 9.75% convertible senior notes. This difference between the principal amount of the 9.75% convertible senior notes and the liability component represents the debt discount, presented as a reduction to the 9.75% convertible senior notes in the unaudited condensed consolidated balance sheets and is amortized to interest expense, net using the effective interest method over the remaining term of the 9.75% convertible senior notes. The equity component of the 9.75% convertible senior notes is included in additional paid-in-capital—common stock in the unaudited condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AP8 Debt.    In September 2020, AP8 entered into a revolving credit facility with Banco Popular de Puerto Rico for an aggregate committed amount of $60.0 million with a maturity date of September 2023. The proceeds of the loans under the revolving credit facility, the first portion of which were not received until October 2020, are available to purchase or otherwise acquire solar loans, fund a reserve account that is required to be maintained by AP8 in accordance with the credit agreement and pay fees and expenses incurred in connection with the revolving credit facility. The amount available for borrowings at any one time under the revolving credit facility is limited to a borrowing base amount determined at each borrowing and calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the revolving credit facility. Interest on the borrowings under the revolving credit facility is due monthly. Borrowings under the AP8 revolving credit facility bear interest at an annual rate of adjusted LIBOR plus an applicable margin.

In connection with the AP8 revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) Sunnova Asset Portfolio 8 Holdings, LLC's obligations to repurchase or substitute certain ineligible solar loans sold to AP8 pursuant to certain sale and contribution agreements, (d) certain indemnification obligations related to its affiliates in connection with the AP8 revolving credit facility and (e) the obligation of AP8 under the AP8 revolving credit facility to the extent a default is caused by a misappropriation of funds or certain insolvency events relating to AP8, but does not provide a general guarantee of the creditworthiness of the assets of AP8 pledged as the collateral for the revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP8 revolving credit facility.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 7.75% convertible senior notes	$—	$—	$55,000	$37,964
SEI 9.75% convertible senior notes	161,584	170,114	—	—
Sunnova Energy Corporation notes payable	2,769	2,769	2,428	2,428
AP4 secured term loan	—	—	92,478	92,478
HELI solar asset-backed notes	211,722	220,307	222,305	223,895
LAPH secured term loan	10,659	10,659	42,876	42,876
EZOP warehouse credit facility	115,450	115,450	121,400	121,400
TEPIIH revolving credit facility	—	—	234,650	234,650
HELII solar asset-backed notes	239,281	290,893	254,314	281,850
RAYSI solar asset-backed notes	127,837	150,689	133,155	139,004
HELIII solar loan-backed notes	139,364	156,345	154,573	155,701
TEPH revolving credit facility	380,720	380,720	90,325	90,325
TEPINV revolving credit facility	72,459	72,459	95,207	95,207
SOLI solar asset-backed notes	404,753	438,874	—	—
HELIV solar loan-backed notes	150,192	150,794	—	—
Total (1)	$2,016,790	$2,160,073	$1,498,711	$1,517,778

(1) Amounts exclude the net deferred financing costs and net debt discounts of $112.0 million and $54.8 million as of September 30, 2020 and December 31, 2019, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2020				As of December 31, 2019
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
AP4			—%	$—	March 2018	July 2020	2.338%	$99,762
LAPH	November 2018	October 2036	3.409%	10,584	November 2018	October 2036	3.409%	43,298
EZOP	June 2020 - September 2020	September 2029 - September 2030	0.483% - 2.620%	78,210	June 2019 - November 2019	July 2029 - March 2030	1.631% - 2.620%	100,083
TEPIIH			—%	—	September 2018 - November 2019	July 2031 - October 2041	1.909% - 3.383%	225,845
TEPH	September 2018 - January 2023	January 2023 - January 2038	0.528% - 3.125%	202,418	September 2019 - January 2023	January 2023 - July 2034	1.620% - 1.928%	55,115
TEPINV	December 2019	December 2022	2.500%	65,657			—%	—
Total				$356,869				$524,103

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Other assets	$1	$360
Other current liabilities	—	(397)
Other long-term liabilities	(29,931)	(27,092)
Total, net	$(29,930)	$(27,129)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Realized loss	$665	$265	$38,668	$12,637
Unrealized (gain) loss	(1,788)	12,813	2,755	30,262
Total	$(1,123)	$13,078	$41,423	$42,899

(9) Income Taxes

Our effective income tax rate is 0% for the three and nine months ended September 30, 2020 and 2019. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2020 and December 31, 2019 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

We conduct operations in the U.S. territories of Puerto Rico, Guam and the Commonwealth of the Northern Mariana Islands. As a result, our income tax expense includes the effects of taxes incurred in such jurisdictions where the tax code for the respective jurisdiction may have separate tax-reporting requirements. Jurisdiction-specific income taxes, in aggregate, do not adjust our effective income tax rate of 0%.

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), featuring significant tax provisions and relief measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic. Relief measures intended to aid businesses in employee retention include payroll tax relief and a refundable tax credit for employers who retain employees during the COVID-19 pandemic. In addition, among other things, the CARES Act establishes (a) a five-year carryback of net operating losses generated in 2018, 2019 and 2020, (b) a temporary suspension of the 80% limitation on the use of net operating losses in 2018, 2019 and 2020 and (c) an increase to the adjusted taxable income limitation from 30% to 50% for business interest deductions under Section 163(j) of the U.S. Internal Revenue Code of 1986, as amended, for 2019 and 2020. We have historically maintained, and continue to maintain, a full valuation allowance against deferred tax assets. Due to our aggregate amount of net operating losses, we cannot utilize the carryback or limitation suspension provisions pertaining to the usage of net operating losses. However, the increase to the adjusted taxable income limitation for business interest deductions resulted in a decrease to our deferred tax assets for unused business interest deductions and an offsetting increase to our net operating loss carryforward. The CARES Act does not have any impact on our valuation allowance.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

In February 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-C, LLC ("TEPIVC"), a subsidiary of Sunnova TEP IV-C Manager, LLC, which is the Class B member of TEPIVC. The Class A member of TEPIVC made a total capital commitment of $75.0 million. In May 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-D, LLC ("TEPIVD"), a subsidiary of Sunnova TEP IV-D Manager, LLC, which is the Class B member of TEPIVD. The Class A member of TEPIVD made a total capital commitment of $75.0 million. In July 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-F, LLC ("TEPIVF"), a subsidiary of Sunnova TEP IV-F Manager, LLC, which is the Class B member of TEPIVF. The Class A member of TEPIVF made a total capital commitment of $10.0 million. In September 2020, we admitted a tax equity investor as the Class A member of Sunnova TEP IV-E, LLC ("TEPIVE"), a subsidiary of Sunnova TEP IV-E Manager, LLC, which is the Class B member of TEPIVE. The Class A member of TEPIVE made a total capital commitment of $75.0 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of September 30, 2020 and December 31, 2019.

(11) Stockholders' Equity

Common Stock

In the third quarter of 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 6,277,982 shares of our common stock. Such conversions resulted in a loss on extinguishment of debt under GAAP of $50.7 million for the three and nine months ended September 30, 2020.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Equity-Based Compensation

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2019	4,304,309	$15.86	7.08		$242
Exercised	(569,512)	$12.96			$9,938
Forfeited	(115,191)	$19.19		$3.54
Outstanding, September 30, 2020	3,619,606	$16.21	6.16		$51,383
Exercisable, September 30, 2020	3,619,606	$16.21	6.16		$51,383
Vested, September 30, 2020	3,619,606	$16.21	6.16		$51,383
Non-vested, September 30, 2020	—			$—

The number of stock options that vested during the three months ended September 30, 2020 and 2019 was 545,785 and 1,020,026, respectively. The number of stock options that vested during the nine months ended September 30, 2020 and 2019 was 915,501 and 1,764,125, respectively. The grant date fair value of stock options that vested during the three months ended September 30, 2020 and 2019 was $2.0 million and $3.6 million, respectively. The grant date fair value of stock options that vested during the nine months ended September 30, 2020 and 2019 was $3.2 million and $6.0 million, respectively. As of September 30, 2020, there was no unrecognized compensation expense related to stock options.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	1,426,139	$11.93
Granted	1,130,312	$11.75
Vested	(443,620)	$11.96
Forfeited	(43,703)	$11.77
Outstanding, September 30, 2020	2,069,128	$11.83

The number of restricted stock units that vested during the three and nine months ended September 30, 2020 was 416,537 and 443,620, respectively. The grant date fair value of restricted stock units that vested during the three and nine months ended September 30, 2020 was $5.0 million and $5.3 million, respectively. As of September 30, 2020, there was $20.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.83 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(64,181)	$(37,590)	$(160,514)	$(126,842)
Dividends earned on Series A convertible preferred stock	—	—	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	—	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(64,181)	$(37,590)	$(160,514)	$(151,567)

Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.62)	$(1.88)	$(5.77)
Weighted average common shares outstanding—basic and diluted	87,768,712	60,890,129	85,276,841	26,245,493

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-based compensation awards	6,006,791	5,277,414	6,176,162	4,693,647
Convertible preferred stock	—	18,337,539	—	45,405,229
Convertible senior notes	14,970,678	—	9,839,125	—

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

Performance Guarantee Obligations.    As of September 30, 2020, we recorded $4.9 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which we include $2.9 million in other current liabilities and $2.0 million in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2019, we recorded $6.5 million relating to these guarantees, of which $4.1 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of September 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$6,468	$6,044
Accruals for obligations issued	2,359	2,259
Settlements made in cash	(3,888)	(2,628)
Balance at end of period	$4,939	$5,675

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and certain other office equipment under finance leases. The following table presents the detail of lease expense and lease income as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recorded in general and administrative expense and other operating income, respectively, in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease expense	$336	$344	$1,007	$914
Finance lease amortization expense	—	2	2	6
Short-term lease expense	14	11	36	34
Variable lease expense	258	268	437	731
Sublease income	—	(18)	—	(55)
Total	$608	$607	$1,482	$1,630

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Right-of-use assets:
Operating leases	$8,997	$9,668
Finance leases	—	5
Total right-of-use assets	$8,997	$9,673

Current lease liabilities:
Operating leases	$1,075	$556
Finance leases	—	5
Long-term leases liabilities:
Operating leases	8,846	9,389
Total lease liabilities	$9,921	$9,950

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$358	$819
Financing cash flows from finance leases	1	7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	8,053
Finance leases	—	13

	As of September 30,
	2020	2019
Weighted average remaining lease term (years):
Operating leases	8.69	9.68
Finance leases	0.00	0.92
Weighted average discount rate:
Operating leases	3.94%	3.94%
Finance leases	—%	4.26%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under our non-cancelable leases as of September 30, 2020 were as follows:

Operating Leases
(in thousands)
Remaining 2020	$381
2021	1,536
2022	1,559
2023	1,594
2024	1,616
2025 and thereafter	7,617
Total	14,303
Amount representing interest	(2,254)
Amount representing leasehold incentives	(2,128)
Present value of future payments	9,921
Current portion of lease liability	(1,075)
Long-term portion of lease liability	$8,846

Letters of Credit.    In connection with various security arrangements for an office lease, we have a letter of credit outstanding of $375,000 and $725,000 as of September 30, 2020 and December 31, 2019, respectively. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the unaudited condensed consolidated balance sheets.

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

Dealer Commitments.    As of September 30, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $54.5 million. Under these agreements, we paid $7.7 million and $9.7 million during the three months ended September 30, 2020 and 2019, respectively, and we paid $24.4 million and $31.7 million during the nine months ended September 30, 2020 and 2019, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2020	$484
2021	33,312
2022	33,477
2023	10,505
2024	9,766
2025 and thereafter	1,509
Total	$89,053

Purchase Commitments.    In August 2019, we amended an agreement with a supplier in which we agreed to purchase a minimum amount of energy storage systems and components for five years. These purchases are recorded to inventory in other

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
current assets in the consolidated balance sheets. Under this agreement, we could be obligated to make minimum purchases as follows:

Purchase Commitments
(in thousands)
Remaining 2020	$3,327
2021	26,629
2022	26,810
2023	26,605
2024	19,807
2025 and thereafter	—
Total	$103,178

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of September 30, 2020 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2020	$1,475
2021	5,322
2022	121
2023	26
2024	26
2025 and thereafter	7
Total	$6,977

(15) Subsequent Events

EZOP Debt.    In October 2020, a portion of the proceeds from the AP8 revolving credit facility were used to repay $28.0 million in aggregate principal amount outstanding of EZOP debt.

TEPH Debt.    In October 2020, we amended the TEPH revolving credit facility to, among other things, increase the aggregate commitment amount from $437.5 million to $600.0 million.

Common Stock.    In October 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $32.5 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 2,406,523 shares of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2020, our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2020 and July 30, 2020 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving over 98,000 customers in more than 20 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

We offer customers products to power their homes with affordable solar energy. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer and we are able to provide savings and energy resiliency to our solar plus energy storage customers. We also make it possible in some states for a customer to obtain a new roof as part of their solar loan. Our solar service agreements take the form of a lease, power purchase agreement ("PPA") or loan. The initial term of our solar service agreements is typically either 10, 15 or 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2020, we have raised more than $6.1 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 720 megawatts of generation capacity and serving over 98,000 customers.

Recent Developments

Coronavirus ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure, which we have continued to follow. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate.

Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination, with new contract origination, net of cancelations, declining in each of March and April 2020 from the previous month. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers have expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. Such efforts drove an increase in new contract origination, net of cancelations, in May through September 2020, with each of the months following May 2020 exceeding the number of new contracts originated, net of cancelations, in February 2020. We have seen the use of websites, video conferencing and other virtual tools as part of our origination process expand widely and contribute to our growth. However, local, state or federal government extensions of COVID-19 pandemic response measures may further disrupt the return to in-person sales, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations due to an inability by our dealers to adjust to virtual sales methods or because such methods prove to be less successful with potential customers.

The service and installation of solar energy systems has continued during the COVID-19 pandemic. This reflects residential solar services' designation as an essential service in all of our service territories. In order to adhere to all applicable state and federal health and safety guidelines, we and our dealers have moved to a contact-free process for installers and service technicians. In addition, an increasing number of jurisdictional authorities as well as local utilities are accepting electronic submissions for permits, and inspections are being performed in many locations through video calls and other electronic means. We expect our dealers' ability to install and our ability to service solar energy systems will continue in this manner. However, if there are additional outbreaks of the COVID-19 virus or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

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

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Some states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. We have not experienced a significant increase in default or delinquency rates to date. However, if existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance.

As of the date of this report, our responses to the challenges presented by the conditions described above to minimize the impacts to our business have yielded encouraging results. However, our future success also depends on our ability to raise capital from third-party investors and commercial sources. In the initial weeks of the COVID-19 pandemic we saw access to capital markets reduced generally. Although the capital markets have not returned to full strength, we have since been able to raise funding during this challenging time. We have recently closed two additional tax equity funds, expanded capacity under one of our existing facilities, closed one additional credit facility and continue to have access to capacity under certain of our existing tax equity funds and warehouse facilities. If we are unable to regain access to the capital markets or are unable to raise funds through our tax equity and warehouse financing transactions at competitive terms, it would adversely impact both our ability to finance the deployment of our solar energy systems and energy storage systems and our future financial performance.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.

Financing Transactions

In July 2020, we admitted a tax equity investor with a total capital commitment of $10.0 million. In September 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In the third quarter, certain of the holders of our 9.75% convertible senior notes converted approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 6,277,982 shares of our common stock. In October 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $32.5 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 2,406,523 shares of our common stock. See "—Liquidity and Capital Resources—Financing Arrangements—Convertible Senior Notes" below.

In September 2020, one of our subsidiaries entered into a credit facility with Banco Popular de Puerto Rico. Under the credit facility, the subsidiary may borrow up to $60.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. In October 2020, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, increase the aggregate commitment amount from $437.5 million to $600.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through September 30, 2020, we have issued $1.4 billion in solar asset-backed and solar loan-backed notes.

Tax Equity Funds

Our ability to offer long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems and energy storage systems by co-investing with tax equity investors such as large banks who value the resulting customer receivables and Section 48(a) ITCs, accelerated tax depreciation and other incentives related to the solar energy systems and energy storage systems primarily through structured investments known as "tax equity". Tax equity investments are generally structured as non-recourse project financings known as "tax equity funds". In the context of distributed generation solar energy, tax equity investors make contributions upfront or in stages based on milestones in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems and energy storage systems. In these tax equity funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors' other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with potential investors to create additional tax equity funds.

In general, our tax equity funds are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements, solar energy systems and energy storage systems developed by us and sells energy from such solar energy systems and energy storage systems, as applicable, to customers or directly leases the solar energy systems and energy storage systems, as applicable, to customers. We assign these solar service agreements, solar energy systems, energy storage systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC, we have a recent appraisal from an independent appraiser establishing the fair market value of the solar energy system and the property is in an approved state or territory. All the capital contributed by our tax equity investors into the tax equity funds is, depending on the tax equity fund structure, either paid to us to acquire solar energy systems and energy storage systems or distributed to us following our contribution of solar energy systems and energy storage systems to the tax equity fund. Some tax equity investors have additional criteria that are specific to those tax equity funds. Once received by us, these proceeds are generally used for working capital or capital expenditures to develop and deliver solar energy systems and energy storage systems. Certain tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, the tax equity investor receives substantially all of the non-cash value attributable to the solar energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs, and a significant portion of the value attributable to customer payments; however, we receive a majority of the cash distributions, which are typically paid quarterly. After the tax equity investor receives its contractual rate of return or after the specified date, we receive substantially all of the cash. Under the partnership flip structure, in part owing to the allocation of depreciation benefits to the investor, the investor's pre-tax return is much lower than the investor's after-tax return.

We have determined we are the primary beneficiary in these tax equity funds for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the tax equity investors' share of the net assets of the tax equity funds as redeemable noncontrolling interests and noncontrolling interests in our consolidated balance sheets. These income or loss allocations, reflected in our consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter.

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately six years after the last solar energy system in each tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and in certain cases, a contractual minimum amount. Following such exercise, we would receive 100% of the customer payments for the remainder of the term of the solar service agreements. From our inception through September 30, 2020, we have received commitments of $609.5 million through the use of tax equity funds, of which an aggregate of $505.7 million has been funded.

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

	As of September 30, 2020	As of December 31, 2019	Change
Number of customers	98,600	78,600	20,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of customers (excluding loan agreements)	80,200	61,500	75,200	58,300
Weighted average number of customers with loan agreements	14,800	8,900	13,300	7,800
Weighted average number of customers	95,000	70,400	88,500	66,100

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(73,294)	$(34,369)	$(179,027)	$(119,672)
Interest expense, net	29,954	30,884	127,804	99,855
Interest expense, net—affiliates	—	701	—	4,098
Interest income	(5,999)	(3,407)	(17,299)	(8,868)
Income tax expense	176	—	176	—
Depreciation expense	16,997	12,348	47,811	34,987
Amortization expense	8	8	24	20
EBITDA	(32,158)	6,165	(20,511)	10,420
Non-cash compensation expense (1)	2,345	5,980	8,389	8,251
ARO accretion expense	564	349	1,577	989
Financing deal costs	1,819	60	3,506	1,028
Natural disaster losses and related charges, net	—	54	31	54
IPO costs	—	1,758	—	3,804
Loss on extinguishment of long-term debt, net	50,721	—	50,721	—
Loss on extinguishment of long-term debt, net—affiliates	—	—	—	10,645
Unrealized (gain) loss on fair value option instruments	91	(437)	(165)	97
Realized loss on fair value option instruments	—	730	—	730
Amortization of payments to dealers for exclusivity and other bonus arrangements	488	241	1,235	255
Legal settlements	—	967	—	1,260
Provision for current expected credit losses	1,544	—	4,824	—
Adjusted EBITDA	$25,414	$15,867	$49,607	$37,533

(1)    Amount includes the non-cash effect of equity-based compensation plans of $2.3 million and $6.0 million for the three months ended September 30, 2020 and 2019, respectively, and $8.4 million and $7.0 million for the nine months ended September 30, 2020 and 2019, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $1.3 million for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income from customer notes receivable	$5,939	$3,136	$16,879	$8,156
Principal proceeds from customer notes receivable, net of related revenue	$9,185	$4,333	$23,104	$12,986

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable, financed insurance payments and distributions to redeemable noncontrolling interests and noncontrolling interests less derivative breakage fees from financing structure changes, payments to dealers for exclusivity and other bonus arrangements, net inventory and prepaid inventory (sales) purchases and payments of non-capitalized costs related to our IPO and equity offerings. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(101,796)	$(74,538)
Principal proceeds from customer notes receivable	25,028	14,072
Financed insurance payments	(3,017)	(2,177)
Derivative breakage fees from financing structure changes	36,894	12,080
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,484)	(6,289)
Payments to dealers for exclusivity and other bonus arrangements	24,391	31,733
Net inventory and prepaid inventory purchases	22,065	8,183
Payments of non-capitalized costs related to IPO	—	4,060
Payments of non-capitalized costs related to equity offerings	1,420	—
Adjusted Operating Cash Flow	$501	$(12,876)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per customer data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$48,528	$42,513	$140,596	$111,057
Depreciation expense	(16,997)	(12,348)	(47,811)	(34,987)
Amortization expense	(8)	(8)	(24)	(20)
Non-cash compensation expense	(2,345)	(5,980)	(8,389)	(8,251)
ARO accretion expense	(564)	(349)	(1,577)	(989)
Financing deal costs	(1,819)	(60)	(3,506)	(1,028)
Natural disaster losses and related charges, net	—	(54)	(31)	(54)
IPO costs	—	(1,758)	—	(3,804)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(488)	(241)	(1,235)	(255)
Legal settlements	—	(967)	—	(1,260)
Provision for current expected credit losses	(1,544)	—	(4,824)	—
Adjusted Operating Expense	$24,763	$20,748	$73,199	$60,409
Adjusted Operating Expense per weighted average customer	$261	$295	$827	$914

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates ("SREC"), either under existing contracts or in future sales, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of September 30, 2020 and December 31, 2019, calculated using a 6% discount rate.

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Estimated gross contracted customer value	$2,424	$1,879

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

Estimated Gross Contracted Customer Value
	As of September 30, 2020
	Discount rate
Cumulative customer loss rate	4%	6%	8%
	(in millions)
5%	$2,749	$2,388	$2,112
0%	$2,794	$2,424	$2,139

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 25, 2020, our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2020 and July 30, 2020 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through September 30, 2020, we have raised more than $6.1 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC.

The amount for the Section 48(a) ITC is equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2024. By statute, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that begins construction during 2020, 22% for 2021 and 10% if construction begins after 2021 or if the property is placed into service after 2023. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. Internal Revenue Service guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2020, we purchased prior to 2020 substantially all the inverters that we estimated would be deployed under our lease and PPA agreements that we expected would allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Based on various market factors, however, not all solar energy systems installed in 2020 will qualify for the Section 48(a) ITC at 30%. For solar energy systems installed in 2020 not meeting all requirements for the 30% Section 48(a) ITC, such solar energy systems will qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically five years.

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

Loss on Extinguishment of Long-Term Debt, Net. Loss on extinguishment of long-term debt, net resulted from the GAAP treatment of conversions of our 9.75% convertible senior notes into shares of our common stock and represents the difference between the net carrying value of the 9.75% convertible senior notes, including accrued and unpaid interest to the date of each conversion, and the fair value of the common stock issued for the converted notes. See Note 11, Stockholders' Equity, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Income Tax Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. Currently, for U.S. income tax purposes, there is no provision or benefit for income taxes as we have incurred losses to date. The income tax expense includes the effects of taxes paid in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements. We do not, however, report financial information on a jurisdictional basis.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents third-party interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$50,177	$36,615	$13,562

Operating expense:
Cost of revenue—depreciation	15,113	10,942	4,171
Cost of revenue—other	1,403	1,186	217
Operations and maintenance	3,469	1,925	1,544
General and administrative	28,549	28,509	40
Other operating income	(6)	(49)	43
Total operating expense, net	48,528	42,513	6,015

Operating income (loss)	1,649	(5,898)	7,547

Interest expense, net	29,954	30,884	(930)
Interest expense, net—affiliates	—	701	(701)
Interest income	(5,999)	(3,407)	(2,592)
Loss on extinguishment of long-term debt, net	50,721	—	50,721
Other expense	91	293	(202)
Loss before income tax	(73,118)	(34,369)	(38,749)

Income tax expense	176	—	176
Net loss	(73,294)	(34,369)	(38,925)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(9,113)	3,221	(12,334)
Net loss attributable to stockholders	$(64,181)	$(37,590)	$(26,591)

Revenue

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
PPA revenue	$19,713	$14,329	$5,384
Lease revenue	13,115	10,238	2,877
SREC revenue	14,147	10,603	3,544
Loan revenue	788	418	370
Other revenue	2,414	1,027	1,387
Total	$50,177	$36,615	$13,562

Revenue increased by $13.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of an increased number of solar energy systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 61,500 for the three months ended September 30, 2019 to approximately 80,200 for the three months ended September 30, 2020. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue increased from $416 per customer for the three months ended September 30, 2019 to $439 per customer for the same period in 2020 (6% increase). SREC revenue increased by $3.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to (a) higher SREC pricing in New Jersey and (b) higher SREC volumes sold in New Jersey and Massachusetts. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements increased from $47 per customer for the three months ended September 30, 2019 to $53 per customer for the same period in 2020 (13% increase) primarily due to higher battery attachment rates and battery replacement costs resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—depreciation	$15,113	$10,942	$4,171

Cost of revenue—depreciation increased by $4.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 61,500 for the three months ended September 30, 2019 to approximately 80,200 for the three months ended September 30, 2020. On a weighted average number of customers basis, cost of revenue—depreciation increased from $178 per customer for the three months ended September 30, 2019 to $188 per customer for the same period in 2020 (6% increase).

Cost of Revenue—Other

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—other	$1,403	$1,186	$217

Cost of revenue—other increased by $0.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase in fees related to filings required under the Uniform Commercial Code to maintain title and title searches.

Operations and Maintenance Expense

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operations and maintenance	$3,469	$1,925	$1,544

Operations and maintenance expense increased by $1.5 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Operations and maintenance expense per customer, excluding net natural disaster losses, increased from $30 per customer for the three months ended September 30, 2019 to $43 per customer for the three months ended September 30, 2020 primarily due to higher meter replacement costs and property insurance.

General and Administrative Expense

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
General and administrative	$28,549	$28,509	$40

General and administrative expense remained relatively flat at $28.5 million for the three months ended September 30,

2020 and 2019. General and administrative expense had increases of (a) $1.8 million of financing deal costs, (b) $1.5 million of provisions for current expected credit losses related to the adoption of the new accounting standard in 2020, (c) $0.6 million of consultants, contractors and professional fees, (d) $0.5 million of depreciation expense not related to solar energy systems and (e) $0.4 million of insurance expenses. This increase is offset by decreases of (a) $2.5 million of payroll and employee related expenses primarily due to additional non-cash compensation expense in connection with our IPO in 2019, (b) $1.8 million of IPO costs and (c) $0.6 million of legal expenses.

Interest Expense, Net

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense, net	$29,954	$30,884	$(930)

Interest expense, net decreased by $0.9 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily due to an increase in unrealized gain on interest rate swaps of $14.6 million. This decrease was partially offset by increases in interest expense of $9.0 million due to an increase in the principal debt balance after entering into new financing arrangements and debt discount amortization of $3.9 million.

Interest Expense, Net—Affiliates

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense, net—affiliates	$—	$701	$(701)

Interest expense, net—affiliates decreased by $0.7 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a decrease in interest expense due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest income	$5,999	$3,407	$2,592

Interest income increased by $2.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to an increase in the weighted average number of customers with loan agreements from approximately 8,900 for the three months ended September 30, 2019 to approximately 14,800 for the three months ended September 30, 2020. On a weighted average number of customers basis, loan interest income increased from $352 per customer for the three months ended September 30, 2019 to $401 per customer for the three months ended September 30, 2020 primarily due to higher average loan storage balances.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net increased by $50.7 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the conversion of approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes that met the criteria for extinguishment accounting under GAAP.

Income Tax Expense

Income tax expense increased by $0.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase of loans in Puerto Rico.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $12.3 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to losses attributable to noncontrolling interests from tax equity funds added in late 2019 and in 2020.

Results of Operations—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$122,796	$97,942	$24,854

Operating expense:
Cost of revenue—depreciation	42,120	30,820	11,300
Cost of revenue—other	5,315	2,914	2,401
Operations and maintenance	8,614	6,468	2,146
General and administrative	84,575	70,984	13,591
Other operating income	(28)	(129)	101
Total operating expense, net	140,596	111,057	29,539

Operating loss	(17,800)	(13,115)	(4,685)

Interest expense, net	127,804	99,855	27,949
Interest expense, net—affiliates	—	4,098	(4,098)
Interest income	(17,299)	(8,868)	(8,431)
Loss on extinguishment of long-term debt, net	50,721	—	50,721
Loss on extinguishment of long-term debt, net—affiliates	—	10,645	(10,645)
Other (income) expense	(175)	827	(1,002)
Loss before income tax	(178,851)	(119,672)	(59,179)

Income tax expense	176	—	176
Net loss	(179,027)	(119,672)	(59,355)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(18,513)	7,170	(25,683)
Net loss attributable to stockholders	$(160,514)	$(126,842)	$(33,672)

Revenue

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
PPA revenue	$52,268	$37,895	$14,373
Lease revenue	36,995	29,496	7,499
SREC revenue	27,245	26,911	334
Loan revenue	2,021	1,152	869
Other revenue	4,267	2,488	1,779
Total	$122,796	$97,942	$24,854

Revenue increased by $24.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of an increased number of solar energy systems in service. The weighted average number of customers (excluding customers with loan agreements) increased from approximately 58,300 for the nine months ended September 30, 2019 to approximately 75,200 for the nine months ended September 30, 2020. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of customers basis, revenue remained relatively flat at $1,199 per customer for the nine months ended September 30, 2019 compared to $1,244 per customer for the same period in 2020 (4% increase). SREC revenue increased by $0.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to (a) higher New Jersey volumes and (b) higher SREC spot prices in Massachusetts. These increases were offset by a decrease in SREC revenues resulting from lower SREC pricing in Massachusetts and New Jersey. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of customers basis, revenues under our loan agreements remained relatively flat at $148 per customer for the nine months ended September 30, 2019 compared to $152 per customer for the same period in 2020 (3% increase).

Cost of Revenue—Depreciation

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—depreciation	$42,120	$30,820	$11,300

Cost of revenue—depreciation increased by $11.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase in the weighted average number of customers (excluding customers with loan agreements) from approximately 58,300 for the nine months ended September 30, 2019 to approximately 75,200 for the nine months ended September 30, 2020. On a weighted average number of customers basis, cost of revenue—depreciation increased from $529 per customer for the nine months ended September 30, 2019 to $560 per customer for the same period in 2020 (6% increase).

Cost of Revenue—Other

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Cost of revenue—other	$5,315	$2,914	$2,401

Cost of revenue—other increased by $2.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to the purchase of SRECs of $1.9 million to fulfill minimum delivery requirements under our forward contract and an increase in fees related to filings required under the Uniform Commercial Code to maintain title.

Operations and Maintenance Expense

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operations and maintenance	$8,614	$6,468	$2,146

Operations and maintenance expense increased by $2.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher impairments and loss on disposals, meter replacement costs, property insurance and property tax. Operations and maintenance expense per customer, excluding net natural disaster losses, remained relatively flat at $110 per customer for the nine months ended September 30, 2019 compared to $114 per customer for the nine months ended September 30, 2020.

General and Administrative Expense

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
General and administrative	$84,575	$70,984	$13,591

General and administrative expense increased by $13.6 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increases of (a) $4.7 million of payroll and employee related expenses primarily due to non-cash compensation expense and the hiring of personnel to support growth, (b) $3.8 million of insurance expenses and (c) $4.8 million of provision for current expected credit losses related to the adoption of the new accounting standard in 2020.

Interest Expense, Net

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense, net	$127,804	$99,855	$27,949

Interest expense, net increased by $27.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to increases in realized loss on interest rate swaps of $26.0 million due to the termination of certain debt facilities in 2020, interest expense of $21.3 million due to an increase in the principal debt balance after entering into new financing arrangements and debt discount amortization of $10.2 million. This increase was partially offset by a decrease in unrealized loss on interest rate swaps of $27.5 million.

Interest Expense, Net—Affiliates

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest expense, net—affiliates	$—	$4,098	$(4,098)

Interest expense, net—affiliates decreased by $4.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a decrease in interest expense due to the redemption of the senior secured notes and conversion of the convertible notes in July 2019.

Interest Income

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Interest income	$17,299	$8,868	$8,431

Interest income increased by $8.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to an increase in the weighted average number of customers with loan agreements from approximately 7,800 for the nine months ended September 30, 2019 to approximately 13,300 for the nine months ended September 30, 2020. On a weighted average number of customers basis, loan interest income increased from $1,046 per customer for the nine months ended September 30, 2019 to $1,269 per customer for the nine months ended September 30, 2020 primarily due to higher average loan storage balances.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net increased by $50.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the conversion of approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes that met the criteria for extinguishment accounting under GAAP.

Loss on Extinguishment of Long-Term Debt, Net—Affiliates

Loss on extinguishment of long-term debt, net—affiliates decreased by $10.6 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the amendment of the senior secured notes in April 2019 that met the criteria for extinguishment accounting under GAAP.

Income Tax Expense

Income tax expense increased by $0.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase of loans in Puerto Rico.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $25.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to losses attributable to noncontrolling interests from tax equity funds added in late 2019 and in 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had total cash of $211.7 million, of which $84.6 million was unrestricted, and $224.1 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. As of September 30, 2020, we were in compliance with all debt covenants under our financing arrangements.

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

Tax Equity Fund Commitments

As of September 30, 2020, we had undrawn committed capital of approximately $85.8 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and related safe harbors, and on the investor demand for such funding. In February 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In May 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million. In July 2020, we admitted a tax equity investor with a total capital commitment of $10.0 million. In September 2020, we admitted a tax equity investor with a total capital commitment of $75.0 million.

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

In September 2020, one of our subsidiaries entered into a credit facility with Banco Popular de Puerto Rico. Under the credit facility, the subsidiary may borrow up to $60.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. The proceeds of the loans under the credit facility are available for funding the purchase of solar loans, making deposits in the subsidiary's reserve accounts and paying fees in connection with the credit facility. The credit facility bears interest at an annual rate of adjusted LIBOR plus an applicable margin. The credit facility has a maturity date occurring in September 2023. In addition, in October 2020 one of our subsidiaries used proceeds from this credit facility to repay $28.0 million of aggregate principal amount outstanding under its financing arrangement and we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, increase the aggregate commitment amount from $437.5 million to $600.0 million.

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

In the third quarter, certain of the holders of our 9.75% convertible senior notes converted approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 6,277,982 shares of our common stock. In October 2020, certain of the holders of our 9.75% convertible senior notes converted approximately $32.5 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 2,406,523 shares of our common stock. See Note 11, Stockholders' Equity, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Historical Cash Flows—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(101,796)	$(74,538)	$(27,258)
Net cash used in investing activities	(594,275)	(389,701)	(204,574)
Net cash provided by financing activities	757,469	486,464	271,005
Net increase in cash and restricted cash	$61,398	$22,225	$39,173

Operating Activities

Net cash used in operating activities increased by $27.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is primarily a result of an increase in purchases of inventory and prepaid inventory with net outflows of $22.1 million in 2020 compared to $8.2 million in 2019, offset by a decrease in payments to dealers for exclusivity and other bonus arrangements with net outflows of $24.4 million in 2020 compared to $31.7 million in 2019. This increase is also due to net outflows of $37.4 million in 2020 compared to net outflows of $17.3 million in 2019 based on: (a) our net loss of $179.0 million in 2020 excluding non-cash operating items of $141.6 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, unrealized net gains on fair value option securities, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net outflows of $37.4 million and (b) our net loss of $119.7 million in 2019 excluding non-cash operating items of $102.4 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, unrealized net losses on fair value option securities, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net outflows of $17.3 million. These net differences between the two periods result in a net change in operating cash flows of $20.1 million in 2020 compared to 2019 primarily due to an increase in realized loss on interest rate swaps of $26.0 million due to the termination of certain debt facilities in 2020.

Investing Activities

Net cash used in investing activities increased by $204.6 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is primarily a result of increases in purchases of property and equipment, primarily solar energy systems, of $439.9 million in 2020 compared to $299.2 million in 2019 and payments for investments and customer notes receivable of $180.7 million in 2020 compared to $104.4 million in 2019. This increase is partially offset by proceeds from customer notes receivable of $25.0 million (of which $20.1 million was prepaid) in 2020 compared to $14.1 million (of which $11.9 million was prepaid) in 2019.

Financing Activities

Net cash provided by financing activities increased by $271.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is primarily a result of increases in net borrowings under our debt facilities of $512.2 million in 2020 compared to $225.9 million in 2019, net contributions from our redeemable noncontrolling interests and noncontrolling interests of $192.9 million in 2020 compared to $113.1 million in 2019 and net proceeds from the equity component of a convertible debt instrument of $73.7 million in 2020 compared to an insignificant amount in 2019. This increase is partially offset by decreases in net proceeds from the issuance of common stock of $4.3 million in 2020 compared to $164.7 million in 2019 and payments of deferred financing costs and debt discounts of $21.4 million in 2020 compared to $11.5 million in 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance-sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

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

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with the estimated useful life of our solar energy systems, the valuation of the assumptions regarding AROs and the valuation of redeemable noncontrolling interests and noncontrolling interests have the greatest subjectivity and impact on our interim financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $567,000 and $1.9 million for the three and nine months ended September 30, 2020, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2020. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 25, 2020 and our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2020 and July 30, 2020 except as described below.

The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic continues to be a rapidly evolving situation. The COVID-19 pandemic and efforts to respond to it have resulted in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations as the COVID-19 pandemic has continued to spread through the states and U.S. territories in which we operate. For example, social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination, with new contract origination, net of cancelations, declining in each of March and April 2020 from the previous month. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

We and our dealers have modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. As a result, net contract origination, net of cancelations, increased in May through September 2020, with each of the months following May 2020 exceeding the number of new contracts originated, net of cancelations, in February 2020. Such modifications have allowed our dealers to continue to install and us to continue to service solar energy systems, but may also disrupt our operations, impede productivity or otherwise be ineffective in the future. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted.

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

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Some states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic. However, worsening economic conditions could result in such outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. If existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance and the price of our common stock. Finally, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1
First Supplemental Indenture, between Sunnova Energy International Inc. and Wilmington Trust, National Association, as Trustee, dated July 31, 2020 (incorporated by reference to Exhibit 4.13.1 to Form S-3 filed on August 3, 2020).

10.1
Amendment No. 6 to Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated September 18, 2020.

10.2∞
First Amendment to Credit Agreement and Security Agreements, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Lenders and Funding Agents party thereto, Sunnova Energy Corporation, Sunnova Inventory Pledgor, LLC and Sunnova TEP Developer, LLC, dated September 18, 2020.

10.3	Amended and Restated Parent Guaranty, by Sunnova Energy Corporation, Sunnova TEP Inventory, LLC and Credit Suisse AG, New York Branch, dated September 18, 2020.
10.4∞
Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Banco Popular de Puerto Rico, dated September 30, 2020.

10.5	Limited Performance Guaranty, among Sunnova Energy Corporation, Sunnova Asset Portfolio 8, LLC and Banco Popular de Puerto Rico, dated September 30, 2020.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
∞    Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 29, 2020	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)