Form 10-Q
period 2021-03-31
Sunnova Energy International Inc.
filed 2021-04-29
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The registrant had 111,970,130 shares of common stock outstanding as of April 26, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries. Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of March 31, 2021	As of December 31, 2020
Assets
Current assets:
Cash	$150,892	$209,859
Accounts receivable—trade, net	11,802	10,243
Accounts receivable—other	21,536	21,378
Other current assets, net of allowance of $837 and $707 as of March 31, 2021 and December 31, 2020, respectively	192,580	215,175
Total current assets	376,810	456,655

Property and equipment, net	2,446,103	2,323,169
Customer notes receivable, net of allowance of $20,082 and $16,961 as of March 31, 2021 and December 31, 2020, respectively	622,901	513,386
Other assets	310,794	294,372
Total assets (1)	$3,756,608	$3,587,582

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$33,903	$39,908
Accrued expenses	44,309	34,049
Current portion of long-term debt	116,205	110,883
Other current liabilities	22,932	26,013
Total current liabilities	217,349	210,853

Long-term debt, net	1,994,734	1,924,653
Other long-term liabilities	183,618	171,395
Total liabilities (1)	2,395,701	2,306,901

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	137,122	136,124

Stockholders' equity:
Common stock, 108,553,802 and 100,412,036 shares issued as of March 31, 2021 and December 31, 2020, respectively, at $0.0001 par value	11	10
Additional paid-in capital—common stock	1,547,375	1,482,716
Accumulated deficit	(524,511)	(530,995)
Total stockholders' equity	1,022,875	951,731
Noncontrolling interests	200,910	192,826
Total equity	1,223,785	1,144,557
Total liabilities, redeemable noncontrolling interests and equity	$3,756,608	$3,587,582

(1) The consolidated assets as of March 31, 2021 and December 31, 2020 include $1,510,026 and $1,471,796, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $15,532 and $13,407 as of March 31, 2021 and December 31, 2020, respectively; accounts receivable—trade, net of $3,822 and $2,953 as of March 31, 2021 and December 31, 2020, respectively; accounts receivable—other of $813 and $583 as of March 31, 2021 and December 31, 2020, respectively; other current assets of $121,832 and $182,646 as of March 31, 2021 and December 31, 2020, respectively; property and equipment, net of $1,349,815 and $1,257,953 as of March 31, 2021 and December 31, 2020, respectively; and other assets of $18,212 and $14,254 as of March 31, 2021 and December 31, 2020, respectively. The consolidated liabilities as of March 31, 2021 and December 31, 2020 include $35,959 and $32,345, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $3,303 and $2,744 as of March 31, 2021 and December 31, 2020, respectively; accrued expenses of $886 and $827 as of March 31, 2021 and December 31, 2020, respectively; other current liabilities of $3,740 and $3,284 as of March 31, 2021 and December 31, 2020, respectively; and other long-term liabilities of $28,030 and $25,490 as of March 31, 2021 and December 31, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$41,276	$29,829

Operating expense:
Cost of revenue—depreciation	17,408	12,986
Cost of revenue—other	1,234	1,043
Operations and maintenance	3,620	2,219
General and administrative	42,320	27,893
Other operating income	—	(6)
Total operating expense, net	64,582	44,135

Operating loss	(23,306)	(14,306)

Interest expense, net	8,051	67,318
Interest income	(7,180)	(4,620)
Other income	(113)	—
Loss before income tax	(24,064)	(77,004)

Income tax	—	—
Net loss	(24,064)	(77,004)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	8,919	(5,929)
Net loss attributable to stockholders	$(32,983)	$(71,075)

Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.85)
Weighted average common shares outstanding—basic and diluted	106,359,220	84,001,151

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,064)	$(77,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,543	14,946
Impairment and loss on disposals, net	326	331
Amortization of deferred financing costs	2,164	3,494
Amortization of debt discount	1,720	4,663
Non-cash effect of equity-based compensation plans	7,924	2,690
Unrealized (gain) loss on derivatives	(18,705)	7,596
Unrealized gain on fair value option instruments	(113)	—
Other non-cash items	(3,644)	3,424
Changes in components of operating assets and liabilities:
Accounts receivable	(1,771)	(2,755)
Other current assets	(26,808)	4,124
Other assets	(7,501)	(8,682)
Accounts payable	(756)	13,768
Accrued expenses	10,626	(17,227)
Other current liabilities	(6,869)	(6,446)
Other long-term liabilities	(1,980)	(1,034)
Net cash used in operating activities	(49,908)	(58,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(117,459)	(141,231)
Payments for investments and customer notes receivable	(122,532)	(50,448)
Proceeds from customer notes receivable	13,459	6,940
State utility rebates and tax credits	111	135
Other, net	208	289
Net cash used in investing activities	(226,213)	(184,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	311,280	583,681
Payments of long-term debt	(174,800)	(408,695)
Payments on notes payable	(2,254)	(2,398)
Payments of deferred financing costs	(6,273)	(10,619)
Payments of debt discounts	(20)	(229)
Proceeds from issuance of common stock, net	(1,037)	(41)
Contributions from redeemable noncontrolling interests and noncontrolling interests	40,802	102,342
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,833)	(1,373)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(3,146)	(1,295)
Other, net	(28)	(1)
Net cash provided by financing activities	161,691	261,372
Net increase (decrease) in cash and restricted cash	(114,430)	18,945
Cash and restricted cash at beginning of period	377,893	150,291
Cash and restricted cash at end of period	263,463	169,236
Restricted cash included in other current assets	(43,603)	(30,502)
Restricted cash included in other assets	(68,968)	(65,298)
Cash at end of period	$150,892	$73,436

	Three Months Ended March 31,
	2021	2020
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$3,272	$9,357
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(9,107)	$(4,523)
Non-cash conversion of convertible senior notes for common stock	$95,648	$—

Supplemental cash flow information:
Cash paid for interest	$28,180	$25,369
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2019	$127,129	83,980,885	$8	$1,007,751	$(361,824)	$645,935	$45,176	$691,111
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	1,576	—	—	—	(71,075)	(71,075)	(7,505)	(78,580)
Issuance of common stock, net	—	45,405	—	214	—	214	—	214
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,170	—	—	—	—	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	(894)	(894)
Equity in subsidiaries attributable to parent	145	—	—	—	24,164	24,164	(24,309)	(145)
Equity-based compensation expense	—	—	—	2,690	—	2,690	—	2,690
Other, net	(44)	—	—	—	—	—	(3)	(3)
March 31, 2020	$130,790	84,026,290	$8	$1,010,655	$(418,643)	$592,020	$111,637	$703,657

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	$137,122	108,553,802	$11	$1,547,375	$(524,511)	$1,022,875	$200,910	$1,223,785

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving over 116,000 customers in more than 25 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term residential solar service agreements with a diversified pool of high credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system or energy storage system with financing provided by us (a "loan"). The initial term of our solar service agreements is typically 10, 15 or 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2021, we have raised more than $6.9 billion in total capital commitments from equity, debt and tax equity investors.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2020 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

Our interim financial statements include our accounts and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation, we consolidate any VIE of which we are the primary beneficiary. We form VIEs with our investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve holding a majority of the voting interests. A primary beneficiary is defined as the party that has (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of our VIEs, including determining the solar energy systems contributed to the VIEs, and the installation, operation and maintenance of the solar energy systems. We consider the rights granted to the other investors under the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
contractual arrangements to be more protective in nature rather than substantive participating rights. As such, we have determined we are the primary beneficiary of our VIEs and evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary. We have eliminated all intercompany transactions in consolidation.

Revisions

We have revised our previously issued interim financial statements to correct immaterial classification errors pertaining to the Class A members' interests in certain of our tax equity funds. We incorrectly classified the Class A members' interests as redeemable noncontrolling interests whereas these interests should have been classified as noncontrolling interests. These misclassifications impacted our consolidated statements of redeemable noncontrolling interests and equity. The following table presents the impact of these revisions on the financial statements:

	Redeemable Noncontrolling Interests			Noncontrolling Interests
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(in thousands)
December 31, 2019	$172,305	$(45,176)	$127,129	$—	$45,176	$45,176
Net income (loss)	(5,929)	7,505	1,576	—	(7,505)	(7,505)
Contributions from redeemable noncontrolling interests and noncontrolling interests	102,342	(99,172)	3,170	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	(1,373)	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	(707)	894	187	—	(894)	(894)
Equity in subsidiaries attributable to parent	(24,164)	24,309	145	—	(24,309)	(24,309)
Other, net	(47)	3	(44)	—	(3)	(3)
March 31, 2020	$242,427	$(111,637)	$130,790	$—	$111,637	$111,637

Coronavirus ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure, which we have continued to follow. We have experienced some resulting disruptions to our business operations as the COVID-19 virus has continued to circulate through the states and U.S. territories in which we operate.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2020 annual audited consolidated financial statements.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of March 31, 2021, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$912	$960
Impact of ASC 326 adoption	—	(240)
Provision for current expected credit losses	396	402
Write off of uncollectible accounts	(496)	(385)
Recoveries	36	9
Other, net	—	1
Balance at end of period	$848	$747

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
down to market value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Energy storage systems and components	$29,769	$18,122
Modules and inverters	77,277	83,904
Meters	638	563
Total	$107,684	$102,589

As of March 31, 2021 and December 31, 2020, we recorded accrued expenses of $13.5 million and $8.9 million, respectively, for inventory purchases.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
PPA revenue	$16,834	$12,633
Lease revenue	16,397	11,542
Solar renewable energy certificate revenue	5,957	4,363
Loan revenue	1,195	599
Other revenue	893	692
Total	$41,276	$29,829

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.7 billion as of March 31, 2021, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2021 and December 31, 2020. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of March 31, 2021, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the loan program which will be recognized on a straight-line basis over the remaining term of the respective solar service agreements. Deferred revenue was $58.9 million as of December 31, 2019. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Loans	$122,583	$93,859
PPAs and leases	13,599	11,787
SRECs	290	1,163
Total (1)	$136,472	$106,809

(1) Of this amount, $9.0 million and $3.8 million is recorded in other current liabilities as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, we recognized revenue of $2.5 million and $997,000, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity: Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to simplify the accounting for certain financial instruments with characteristics of liabilities and equity by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. This ASU also expands the required disclosures related to the terms and features of convertible instruments, how the instruments have been reported and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. This ASU is effective for annual and interim reporting periods in 2022. We adopted this ASU in January 2021 using the modified retrospective approach, which resulted in a cumulative-effect adjustment to stockholders' equity of $2.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of March 31, 2021	As of December 31, 2020
	(in years)	(in thousands)
Solar energy systems	35	$2,447,218	$2,298,427
Construction in progress		151,166	160,618
Asset retirement obligations	30	37,811	35,532
Information technology systems	3	35,649	35,077
Computers and equipment	3-5	1,913	1,727
Leasehold improvements	3-6	2,776	2,770
Furniture and fixtures	7	811	811
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		2,679,139	2,536,757
Less: accumulated depreciation		(233,036)	(213,588)
Property and equipment, net		$2,446,103	$2,323,169

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $206.1 million and $188.8 million as of March 31, 2021 and December 31, 2020, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Inventory	$107,684	$102,589
Restricted cash	43,603	73,020
Current portion of customer notes receivable	29,077	24,035
Other prepaid assets	9,318	8,645
Prepaid inventory	—	3,352
Deferred receivables	2,075	2,678
Current portion of other notes receivable	820	853
Other	3	3
Total	$192,580	$215,175

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Restricted cash	$68,968	$95,014
Construction in progress - customer notes receivable	102,242	85,604
Exclusivity and other bonus arrangements with dealers, net	62,600	55,709
Straight-line revenue adjustment, net	35,877	33,411
Derivative assets	14,291	—
Other	26,816	24,634
Total	$310,794	$294,372

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Interest payable	$10,318	$17,718
Deferred revenue	9,026	3,754
Current portion of performance guarantee obligations	2,349	3,308
Current portion of operating and finance lease liability	1,217	1,206
Other	22	27
Total	$22,932	$26,013

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

	As of March 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$41,788	$31,053
Additional obligations incurred	2,290	2,067
Accretion expense	652	489
Other	(16)	(15)
Balance at end of period	$44,714	$33,594

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Customer notes receivable	$672,897	$555,089
Allowance for credit losses	(20,919)	(17,668)
Customer notes receivable, net (1)	$651,978	$537,421
Estimated fair value, net	$664,534	$548,238

(1) Of this amount, $29.1 million and $24.0 million is recorded in other current assets as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$17,668	$1,091
Impact of ASC 326 adoption	—	9,235
Provision for current expected credit losses (1)	3,251	1,811
Other, net	—	(1)
Balance at end of period	$20,919	$12,136

(1) In addition, we recognized $62,000 and $53,000 of provision for current expected credit losses during the three months ended March 31, 2021 and 2020, respectively, related to our long-term receivables for our customer leases.

As of March 31, 2021 and December 31, 2020, we invested $102.2 million and $85.6 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended March 31, 2021 and 2020, interest income related to our customer notes receivable was $7.1 million and $4.4 million, respectively. As of March 31, 2021 and December 31, 2020, accrued interest receivable related to our customer notes receivable was $1.8 million and $1.2 million, respectively. As of March 31, 2021 and December 31, 2020, there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual status. For the three months ended March 31, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
1-90 days past due	$9,202	$8,504
91-180 days past due	1,815	1,733
Greater than 180 days past due	6,780	6,855
Total past due	17,797	17,092
Not past due	655,100	537,997
Total	$672,897	$555,089

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021 and December 31, 2020, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $8.6 million. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Payment performance:
Performing	$129,799	$261,183	$131,093	$84,994	$30,426	$28,622	$666,117
Nonperforming (1)	—	267	1,319	1,874	1,931	1,389	$6,780
Total	$129,799	$261,450	$132,412	$86,868	$32,357	$30,011	$672,897

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include SEI, Sunnova Energy Corporation, Helios Issuer, LLC ("HELI"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII") and Sunnova Helios V Issuer, LLC ("HELV"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2021 Weighted Average Effective Interest Rates	As of March 31, 2021		Year Ended December 31, 2020 Weighted Average Effective Interest Rates	As of December 31, 2020
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
9.75% convertible senior notes	21.70%	$—	$—	14.53%	$95,648	$—
Debt discount, net		—	—		(37,394)	—
Deferred financing costs, net		—	—		(239)	—
Sunnova Energy Corporation
Notes payable	8.39%	—	—	7.14%	—	2,254
HELI
Solar asset-backed notes	6.65%	201,759	6,538	6.55%	205,395	6,329
Debt discount, net		(2,020)	—		(2,241)	—
Deferred financing costs, net		(3,607)	—		(4,004)	—
EZOP
Revolving credit facility	3.65%	109,400	—	4.39%	171,600	—
Debt discount, net		(1,266)	—		(1,431)	—
HELII
Solar asset-backed notes	5.80%	221,668	10,606	5.71%	227,574	11,707
Debt discount, net		(40)	—		(42)	—
Deferred financing costs, net		(4,896)	—		(5,085)	—
RAYSI
Solar asset-backed notes	5.57%	119,281	5,744	5.49%	120,391	5,836
Debt discount, net		(1,334)	—		(1,376)	—
Deferred financing costs, net		(4,229)	—		(4,334)	—
HELIII
Solar loan-backed notes	4.06%	119,044	12,295	4.01%	122,047	13,065
Debt discount, net		(2,395)	—		(2,423)	—
Deferred financing costs, net		(2,298)	—		(2,326)	—
TEPH
Revolving credit facility	5.73%	304,570	—	5.81%	239,570	—
Debt discount, net		(3,332)	—		(3,815)	—
TEPINV
Revolving credit facility	12.19%	27,434	22,302	10.80%	25,240	29,464
Debt discount, net		(997)	—		(1,322)	—
Deferred financing costs, net		(1,442)	—		(1,758)	—
SOLI
Solar asset-backed notes	3.94%	379,771	15,383	3.91%	384,258	15,416
Debt discount, net		(110)	—		(113)	—
Deferred financing costs, net		(8,660)	—		(8,915)	—
HELIV
Solar loan-backed notes	4.10%	125,659	16,127	3.97%	129,648	16,515
Debt discount, net		(849)	—		(885)	—
Deferred financing costs, net		(3,754)	—		(3,905)	—
AP8
Revolving credit facility	5.56%	21,205	4,395	5.31%	42,047	4,386
SOLII
Solar asset-backed notes	3.28%	246,872	5,853	3.18%	248,789	5,911
Debt discount, net		(79)	—		(80)	—
Deferred financing costs, net		(5,825)	—		(5,866)	—
HELV
Solar loan-backed notes	2.31%	169,760	16,962		—	—
Debt discount, net		(949)	—		—	—
Deferred financing costs, net		(3,607)	—		—	—
Total		$1,994,734	$116,205		$1,924,653	$110,883

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Availability.    As of March 31, 2021, we had $281.1 million of available borrowing capacity under our various financing arrangements, consisting of $90.6 million under the EZOP revolving credit facility, $156.1 million under the TEPH revolving credit facility and $34.4 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of March 31, 2021, we were in compliance with all debt covenants under our financing arrangements.

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

SEI Debt.    During the three months ended March 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. See Note 11, Stockholders' Equity.

TEPH Debt.    In January 2021, we amended the TEPH revolving credit facility to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components.

HELV Debt.    In February 2021, we pooled and transferred eligible solar loans and the related receivables into HELV, a special purpose entity, that issued $150.1 million in aggregate principal amount of Series 2021-A Class A solar loan-backed notes and $38.6 million in aggregate principal amount of Series 2021-A Class B solar loan-backed notes (collectively, the "HELV Notes") with a maturity date of February 2048. The HELV Notes were issued at a discount of 0.001% for Class A and 2.487% for Class B and bear interest at an annual rate of 1.80% and 3.15%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELV Notes and satisfy HELV's expenses, and any remaining cash can be distributed to Sunnova Helios V Depositor, LLC, HELV's sole member. In connection with the HELV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELV pursuant to the related sale and contribution agreement. HELV is also required to maintain certain reserve accounts for the benefit of the holders of the HELV Notes, each of which must be funded at all times to the levels specified in the HELV Notes. The holders of the HELV Notes have no recourse to our other assets except as expressly set forth in the HELV Notes.

EZOP and AP8 Debt.    In February 2021, proceeds from the HELV Notes were used to repay $107.3 million and $29.5 million in aggregate principal amount of outstanding EZOP and AP8 debt, respectively. In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 9.75% convertible senior notes	$—	$—	$95,648	$100,482
Sunnova Energy Corporation notes payable	—	—	2,254	2,254
HELI solar asset-backed notes	208,297	216,578	211,724	220,941
EZOP revolving credit facility	109,400	109,400	171,600	171,600
HELII solar asset-backed notes	232,274	266,817	239,281	286,579
RAYSI solar asset-backed notes	125,025	138,191	126,227	146,506
HELIII solar loan-backed notes	131,339	139,181	135,112	149,489
TEPH revolving credit facility	304,570	304,570	239,570	239,570
TEPINV revolving credit facility	49,736	49,736	54,704	54,704
SOLI solar asset-backed notes	395,154	404,116	399,674	427,511
HELIV solar loan-backed notes	141,786	136,672	146,163	145,433
AP8 revolving credit facility	25,600	25,600	46,433	46,433
SOLII solar asset-backed notes	252,725	241,066	254,700	254,674
HELV solar loan-backed notes	186,722	182,359	—	—
Total (1)	$2,162,628	$2,214,286	$2,123,090	$2,246,176

(1) Amounts exclude the net deferred financing costs (classified in debt) and net debt discounts of $51.7 million and $87.6 million as of March 31, 2021 and December 31, 2020, respectively.

For the EZOP, TEPH, TEPINV and AP8 debt, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value approximates the carrying amount due primarily to the short-term nature of the instruments. For the convertible senior notes and the HELI, HELII, RAYSI, HELIII, SOLI, HELIV, SOLII and HELV debt, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps on EZOP Debt.    During the three months ended March 31, 2021 and 2020, EZOP unwound interest rate swaps with a notional amount of $131.7 million and $0, respectively, and recorded a realized loss of $68,000 and $59,000, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of March 31, 2021				As of December 31, 2020
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	March 2021	July 2033	1.000%	$180,181	June 2020 - November 2020	September 2029 - February 2031	0.483% - 2.620%	$130,373
TEPH	September 2018 - January 2023	January 2023 - April 2038	0.121% - 2.534%	270,170	September 2018 - January 2023	January 2023 - January 2038	0.528% - 2.114%	202,272
TEPINV	December 2019	December 2022	2.500%	40,132	December 2019	December 2022	2.500%	51,025
Total				$490,483				$383,670

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Other assets	$14,291	$—
Other long-term liabilities	—	(13,407)
Total, net	$14,291	$(13,407)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Realized loss	$591	$31,898
Unrealized (gain) loss	(18,705)	7,596
Total	$(18,114)	$39,494

(9) Income Taxes

Our effective income tax rate is 0% for the three months ended March 31, 2021 and 2020. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of March 31, 2021 and December 31, 2020 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of March 31, 2021 and December 31, 2020. See Note 15, Subsequent Events.

(11) Stockholders' Equity

Common Stock

During the three months ended March 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock.

(12) Equity-Based Compensation

In March 2021, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 2,214,561, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,020,602, or 5% of the number of shares of common stock outstanding as of December 31, 2020.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2020	3,266,348	$16.06	5.82		$94,962
Granted	75,031	$40.50	9.97	$18.35
Exercised	(491,125)	$16.30			$15,549
Outstanding, March 31, 2021	2,850,254	$16.66	5.69		$68,865
Exercisable, March 31, 2021	2,775,223	$16.01	5.57		$68,841
Vested and expected to vest, March 31, 2021	2,850,254	$16.66	5.69		$68,865
Non-vested, March 31, 2021	75,031			$18.35

The number of stock options that vested during the three months ended March 31, 2021 and 2020 was 0 and 265,207, respectively. The grant date fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $0 and $791,000, respectively. As of March 31, 2021, there was $1.4 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 2.23 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,059,184	$11.95
Granted	426,243	$38.95
Vested	(657,484)	$18.50
Forfeited	(11,294)	$16.22
Outstanding, March 31, 2021	1,816,649	$15.89

The number of restricted stock units that vested during the three months ended March 31, 2021 and 2020 was 657,484 and 27,083, respectively. The grant date fair value of restricted stock units that vested during the three months ended March 31, 2021 and 2020 was $12.2 million and $325,000, respectively. As of March 31, 2021, there was $26.4 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.99 years.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(32,983)	$(71,075)

Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.85)
Weighted average common shares outstanding—basic and diluted	106,359,220	84,001,151

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Equity-based compensation awards	4,902,790	5,872,563
Convertible senior notes	1,682,132	4,230,768

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

Performance Guarantee Obligations.    As of March 31, 2021, we recorded $2.9 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.3 million is recorded in other current liabilities and $556,000 is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2020, we recorded $5.7 million relating to these guarantees, of which $3.3 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of March 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$5,718	$6,468
Accruals for obligations issued	433	683
Settlements made in cash	(3,246)	(3,844)
Balance at end of period	$2,905	$3,307

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease expense	$336	$336
Finance lease expense:
Finance lease amortization expense	25	2
Interest on lease liabilities	3	—
Short-term lease expense	10	16
Variable lease expense	261	7
Total	$635	$361

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Right-of-use assets:
Operating leases	$8,558	$8,779
Finance leases	367	391
Total right-of-use assets	$8,925	$9,170

Current lease liabilities:
Operating leases	$1,108	$1,094
Finance leases	110	112
Long-term leases liabilities:
Operating leases	9,885	9,742
Finance leases	178	203
Total lease liabilities	$11,281	$11,151

Other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(42)	$11
Operating cash flows from finance leases	3	—
Financing cash flows from finance leases	28	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	—	—

(1)Includes reimbursements in 2021 of $423,000 for leasehold improvements.

	As of March 31, 2021	As of December 31, 2020
Weighted average remaining lease term (years):
Operating leases	8.23	8.47
Finance leases	3.74	3.99
Weighted average discount rate:
Operating leases	3.93%	3.93%
Finance leases	3.38%	3.39%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under our non-cancelable leases as of March 31, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2021	$1,155	$91
2022	1,559	88
2023	1,594	69
2024	1,616	55
2025	1,633	—
2026 and thereafter	5,984	—
Total	13,541	303
Amount representing interest	(2,021)	(15)
Amount representing leasehold incentives	(527)	—
Present value of future payments	10,993	288
Current portion of lease liability	(1,108)	(110)
Long-term portion of lease liability	$9,885	$178

Letters of Credit.    In connection with various security arrangements for an office lease, we have a letter of credit outstanding of $375,000 as of March 31, 2021 and December 31, 2020. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the unaudited condensed consolidated balance sheets.

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

Dealer Commitments.    As of March 31, 2021 and December 31, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $62.6 million and $55.7 million, respectively. Under these agreements, we paid $3.7 million and $5.3 million during the three months ended March 31, 2021 and 2020, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2021	$31,530
2022	40,118
2023	18,110
2024	7,970
2025	938
2026 and thereafter	—
Total	$98,666

Purchase Commitments.    In August 2019, we amended an agreement with a supplier in which we agreed to purchase a minimum amount of energy storage systems and components for five years. In December 2020, we amended an agreement with a supplier in which we agreed to purchase a certain amount of energy storage systems and components for one year. These

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
purchases are recorded to inventory in other current assets in the consolidated balance sheets. Under these agreements, we could be obligated to make minimum purchases as follows:

Purchase Commitments
(in thousands)
Remaining 2021	$15,642
2022	26,810
2023	26,605
2024	19,807
2025	—
2026 and thereafter	—
Total	$88,864

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of March 31, 2021 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2021	$8,026
2022	2,216
2023	26
2024	26
2025	7
2026 and thereafter	—
Total	$10,301

(15) Subsequent Events

Acquisition of SunStreet.    In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly owned subsidiary of Lennar Corporation. Pursuant to the Merger Agreement, in April 2021,we acquired SunStreet, Lennar Corporation's residential solar platform, in exchange for up to 6,984,225 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, subject to purchase price adjustment, and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition.

Noncontrolling Interests.    In April 2021, we admitted a tax equity investor as the Class A member of Sunnova TEP V-D, LLC ("TEPVD"), a subsidiary of Sunnova TEP V-D Manager, LLC, which is the Class B member of TEPVD. The Class A member of TEPVD made a total capital commitment of approximately $50.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving over 116,000 customers in more than 25 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2021, we have raised more than $6.9 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 860 megawatts of generation capacity and serving over 116,000 customers.

Recent Developments

Acquisition of SunStreet

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 6,984,225 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, subject to purchase price adjustment, and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. In connection with the Acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage service provider for Lennar's new home communities with solar across the U.S. for a period of four years. The Acquisition is expected to provide a new strategic path to further scale our business and develop clean and resilient residential microgrids across the U.S.

Earnout Agreement

Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to 3,888,896 additional shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones tied to achieving specified origination targets. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems through SunStreet's existing homebuilding process. The 2,777,784 shares of common stock issuable under this prong of the earnout can be earned in four installments on a yearly basis (if the origination target for each such year is achieved) or at the end of the four-year period (if the aggregate origination target is achieved in the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities.

Tax Equity Commitment

In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers if those originated by SunStreet do not fully utilize Lennar's Funding Commitment for a given Contribution Year. Any amount not utilized during the first and second Contribution Years will increase the Funding Commitment during the third and fourth Contribution Year by that amount. Any amount not utilized during the third Contribution Year will increase the Funding Commitment during the fourth Contribution Year by that amount. In connection with the Funding Commitment, each of the tax equity funds will enter into typical tax equity fund transaction documentation, including development and purchase agreements, servicing agreements and limited liability company agreements. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global economy. Our first priority in our response to this pandemic has been the health and safety of our employees, customers and dealers. To that end, we quickly implemented preventative measures to minimize unnecessary risk of exposure, which we have continued to follow. We have experienced some resulting disruptions to our business operations as the COVID-19 virus has continued to circulate through the states and U.S. territories in which we operate.

Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. Such efforts drove an increase in new contract origination. We have seen the use of websites, video conferencing and other virtual tools as part of our origination process expand widely and contribute to our growth. However, local, state or federal government extensions of COVID-19 pandemic response measures may further disrupt the return to in-person sales, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations due to an inability by our dealers to adjust to virtual sales methods or because such methods prove to be less successful with potential customers.

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

We cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the distribution, acceptance and efficacy of vaccines, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, suppliers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume. For additional discussion regarding risks associated with the COVID-19 pandemic, see "Risk Factors" elsewhere in this Quarterly Report on Form 10-Q.

Financing Transactions

In April 2021, we admitted a tax equity investor with a total capital commitment of approximately $50.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In January 2021, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds (the "TEPH revolving credit facility") to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In March 2021, we amended the revolving credit facility entered into in April 2017 (the "EZOP revolving credit facility") to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

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

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through March 31, 2021, we have issued $1.8 billion in solar asset-backed and solar loan-backed notes.

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

In general, our tax equity funds are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements, solar energy systems and energy storage systems developed by us and sells energy from such solar energy systems and energy storage systems, as applicable, to customers or directly leases the solar energy systems and energy storage systems, as applicable, to customers. We assign these solar service agreements, solar energy systems, energy storage systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC, we have a recent appraisal from an independent appraiser establishing the fair market value of the solar energy system and the property is in an approved state or territory. Certain tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, the tax equity investor receives substantially all of the non-cash value attributable to the solar energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs, and a significant portion of the value attributable to customer payments; however, we typically receive a majority of the cash distributions, which are typically paid quarterly. After the tax equity investor receives its contractual rate of return or after a specified date, we receive substantially all of the cash and tax allocations.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately six years after the last solar energy system in each tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. Following such exercise, we would receive 100% of the customer payments for the remainder of the term of the solar service agreements. From our inception through March 31, 2021, we have received commitments of $789.5 million through the use of tax equity funds, of which an aggregate of $669.4 million has been funded.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance and liquidity, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique individual possessing an in-service solar energy system with respect to which Sunnova is obligated to perform a service under a written agreement between Sunnova and the individual or between Sunnova and a third party. For all solar energy systems installed by us, in-service means the related solar energy system and, if applicable, energy storage system, must have met all the requirements to begin operation and be interconnected to the electrical grid. We do not include in our number of customers any customer under a lease, PPA or loan agreement that has reached mechanical completion but has not received permission to operate from the local utility or for whom we have terminated the contract and removed the solar energy system. We also do not include in our number of customers any customer that has been in default under his or her solar service agreement in excess of six months. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of March 31, 2021	As of December 31, 2020	Change
Number of customers	116,400	107,500	8,900

Weighted Average Number of Systems. We calculate the weighted average number of systems based on the number of months a customer and any additional service obligation related to a solar energy system is in-service during a given measurement period. The weighted average number of systems reflects the number of systems at the beginning of a period, plus the total number of new systems added in the period adjusted by a factor that accounts for the partial period nature of those new systems. For purposes of this calculation, we assume all new systems added during a month were added in the middle of that month. The number of systems for any end of period will exceed the number of customers, as defined above, for that same end of period as we are also including the additional services and/or contracts a customer or third party executed for the additional work for the same residence. We track the weighted average system count in order to accurately reflect the contribution of the appropriate number of systems to key financial metrics over the measurement period.

	Three Months Ended March 31,
	2021	2020
Weighted average number of systems (excluding loan agreements)	91,800	70,100
Weighted average number of systems with loan agreements	20,800	11,800
Weighted average number of systems	112,600	81,900

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), acquisition costs, losses on unenforceable contracts, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value option instruments and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory impairment.

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

We use per system metrics, including Adjusted Operating Expense per weighted average system (as described below), as an additional way to evaluate our performance. Specifically, we consider the change in these metrics from period to period as a way to evaluate our performance in the context of changes we experience in the overall customer base. While the Adjusted Operating Expense figure provides a valuable indicator of our overall performance, evaluating this metric on a per unit basis allows for further nuanced understanding by management, investors and analysts of the financial impact of each additional system.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(24,064)	$(77,004)
Interest expense, net	8,051	67,318
Interest income	(7,180)	(4,620)
Depreciation expense	19,543	14,946
Amortization expense	32	9
EBITDA	(3,618)	649
Non-cash compensation expense	7,924	2,690
ARO accretion expense	652	489
Financing deal costs	1	116
Natural disaster losses and related charges, net	—	31
Acquisition costs	4,010	—
Unrealized gain on fair value option instruments	(113)	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	614	351
Provision for current expected credit losses	3,313	1,864
Adjusted EBITDA	$12,783	$6,190

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest income from customer notes receivable	$7,097	$4,372
Principal proceeds from customer notes receivable, net of related revenue	$12,302	$6,378

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable, financed insurance payments and distributions to redeemable noncontrolling interests and noncontrolling interests less derivative origination and breakage fees from financing structure changes, payments to dealers for exclusivity and other bonus arrangements, net inventory and prepaid inventory (sales) purchases, payments of non-capitalized costs related to our IPO, acquisitions and equity offerings and direct sales costs to the extent the related solar energy system is financed through a loan. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(49,908)	$(58,112)
Principal proceeds from customer notes receivable	13,459	6,940
Financed insurance payments	(2,254)	(2,398)
Derivative origination and breakage fees from financing structure changes	8,936	31,122
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,833)	(1,373)
Payments to dealers for exclusivity and other bonus arrangements	3,665	5,344
Net inventory and prepaid inventory (sales) purchases	20,854	(1,593)
Payments of non-capitalized costs related to acquisitions	2,051	—
Payments of non-capitalized costs related to equity offerings	609	—
Adjusted Operating Cash Flow	$(5,421)	$(20,070)

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory impairment. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

We use Adjusted Operating Expense per weighted average system as an additional way to evaluate our performance. Specifically, we consider the change in this metric from period to period as a way to evaluate our performance in the context of changes we experience in the overall customer base. While the Adjusted Operating Expense figure provides a valuable indicator of our overall performance, evaluating this metric on a per system basis provides a more contextualized understanding of our performance to us, investors and analysts of the financial impact of each additional system.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$64,582	$44,135
Depreciation expense	(19,543)	(14,946)
Amortization expense	(32)	(9)
Non-cash compensation expense	(7,924)	(2,690)
ARO accretion expense	(652)	(489)
Financing deal costs	(1)	(116)
Natural disaster losses and related charges, net	—	(31)
Acquisition costs	(4,010)	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	(614)	(351)
Provision for current expected credit losses	(3,313)	(1,864)
Adjusted Operating Expense	$28,493	$23,639
Adjusted Operating Expense per weighted average system	$253	$289

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates ("SREC"), either under existing contracts or in future sales, plus the cash flows we expect to receive from energy services programs such as grid services, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 4%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of March 31, 2021 and December 31, 2020, calculated using a 4% discount rate.

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Estimated gross contracted customer value	$3,264	$2,997

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs which may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 4% to be appropriate based on recent transactions that demonstrate a portfolio of residential solar service agreements is an asset class that can be securitized successfully on a long-term basis, with a coupon of less than 4%. We also present these metrics with a discount rate of 4% based on industry practice. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of March 31, 2021
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$3,534	$3,062	$2,702
0%	$3,808	$3,264	$2,853

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through March 31, 2021, we have raised more than $6.9 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that begins construction during 2020, 2021 or 2022, 22% for 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2021, we purchased prior to 2020 substantially all the inverters that we estimated would be deployed under our lease and PPA agreements that we expected would allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Based on various market factors, however, not all solar energy systems installed in 2021 will qualify for the Section 48(a) ITC at 30%. For solar energy systems installed in 2021 not meeting all requirements for the 30% Section 48(a) ITC, such solar energy systems are expected to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business.

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

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, IPO costs, acquisition costs, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including information technology software and development projects, vehicles, furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal information technology software and development projects, to the extent of the time spent directly on the application and development stage of such software project.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities and amortization of debt discounts and deferred financing costs.

Interest Income. Interest income represents interest income from the notes receivable under our loan program and income on short term investments with financial institutions.

Other Income. Other income primarily represents changes in the fair value of certain financial instruments.

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

Results of Operations—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue	$41,276	$29,829	$11,447

Operating expense:
Cost of revenue—depreciation	17,408	12,986	4,422
Cost of revenue—other	1,234	1,043	191
Operations and maintenance	3,620	2,219	1,401
General and administrative	42,320	27,893	14,427
Other operating income	—	(6)	6
Total operating expense, net	64,582	44,135	20,447

Operating loss	(23,306)	(14,306)	(9,000)

Interest expense, net	8,051	67,318	(59,267)
Interest income	(7,180)	(4,620)	(2,560)
Other income	(113)	—	(113)
Loss before income tax	(24,064)	(77,004)	52,940

Income tax	—	—	—
Net loss	(24,064)	(77,004)	52,940
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	8,919	(5,929)	14,848
Net loss attributable to stockholders	$(32,983)	$(71,075)	$38,092

Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
PPA revenue	$16,834	$12,633	$4,201
Lease revenue	16,397	11,542	4,855
SREC revenue	5,957	4,363	1,594
Loan revenue	1,195	599	596
Other revenue	893	692	201
Total	$41,276	$29,829	$11,447

Revenue increased by $11.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements) increased from approximately 70,100 for the three months ended March 31, 2020 to approximately 91,800 for the three months ended March 31, 2021. Excluding SREC revenue and revenue under our loan agreements, on a weighted average number of systems basis, revenue increased from $355 per system for the three months ended March 31, 2020 to $372 per system for the same period in 2021 (5% increase). SREC revenue increased by $1.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of an increase in the number of solar energy systems in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $51 per system for the three months ended March 31, 2020 to $57 per system for the same period in 2021 (13% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$17,408	$12,986	$4,422

Cost of revenue—depreciation increased by $4.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements) from approximately 70,100 for the three months ended March 31, 2020 to approximately 91,800 for the three months ended March 31, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $185 per system for the three months ended March 31, 2020 compared to $190 per system for the same period in 2021 (2% increase).

Cost of Revenue—Other

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$1,234	$1,043	$191

Cost of revenue—other increased by $191,000 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in fees related to filings required under the Uniform Commercial Code to maintain title, title searches and credit checks due to higher volumes.

Operations and Maintenance Expense

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$3,620	$2,219	$1,401

Operations and maintenance expense increased by $1.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to higher meter replacement costs and property insurance. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, increased from $31 per system for the three months ended March 31, 2020 to $39 per system for the three months ended March 31, 2021.

General and Administrative Expense

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
General and administrative	$42,320	$27,893	$14,427

General and administrative expense increased by $14.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increases of (a) $7.6 million of payroll and employee related expenses primarily due to equity-based compensation expense and the hiring of personnel to support growth, (b) $4.0 million of acquisition costs, (c) $1.4 million of provision for current expected credit losses and (d) $754,000 of information technology expenses.

Interest Expense, Net

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest expense, net	$8,051	$67,318	$(59,267)

Interest expense, net decreased by $59.3 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to a decrease in realized losses on interest rate swaps of $31.3 million due to the termination of certain debt facilities in 2020, an increase in unrealized gains on interest rate swaps of $26.3 million and a decrease in debt discount amortization of $2.9 million. These were partially offset by an increase in interest expense of $2.5 million due to an increase in the principal debt balance after entering into new financing arrangements.

Interest Income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$7,180	$4,620	$2,560

Interest income increased by $2.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 11,800 for the three months ended March 31, 2020 to approximately 20,800 for the three months ended March 31, 2021. On a weighted average number of systems basis, loan interest income decreased from $371 per system for the three months ended March 31, 2020 to $341 per system for the three months ended March 31, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended March 31, 2020 and 2019. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $14.8 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to income attributable to noncontrolling interests from tax equity funds added in 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total cash of $263.5 million, of which $150.9 million was unrestricted, and $281.1 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. As of March 31, 2021, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of March 31, 2021, we had undrawn committed capital of approximately $95.4 million under our tax equity funds, which may only be used to purchase and install solar energy systems. Additionally, in connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million to four Sunnova tax equity funds, each formed annually during a period of four consecutive years commencing in 2021. In April 2021, we admitted a tax equity investor with a total capital commitment of approximately $50.0 million.

Warehouse and Other Debt Financings

In January 2021, we amended the TEPH revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In February 2021, two of our subsidiaries used proceeds from the HELV Notes to repay $107.3 million and $29.5 million in aggregate principal amounts outstanding under their financing arrangements. In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million.

Securitizations

In February 2021, one of our subsidiaries issued $150.1 million in aggregate principal amount of Series 2021-A Class A solar loan-backed notes and $38.6 million in aggregate principal amount of Series 2021-A Class B solar loan-backed notes with a maturity date of February 2048. The HELV Notes bear interest at an annual rate of 1.80% and 3.15% for the Class A and Class B notes, respectively.

Convertible Senior Notes

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

Historical Cash Flows—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(49,908)	$(58,112)	$8,204
Net cash used in investing activities	(226,213)	(184,315)	(41,898)
Net cash provided by financing activities	161,691	261,372	(99,681)
Net increase (decrease) in cash and restricted cash	$(114,430)	$18,945	$(133,375)

Operating Activities

Net cash used in operating activities decreased by $8.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease is primarily a result of a decrease in payments to dealers for exclusivity and other bonus arrangements with net outflows of $3.7 million in 2021 compared to $5.3 million in 2020. This decrease is also due to a decrease in net outflows of $14.8 million in 2021 compared to net outflows of $39.9 million in 2020 based on: (a) our net loss of $24.1 million in 2021 excluding non-cash operating items of $9.2 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value option securities and equity-based compensation charges, which results in net outflows of

$14.8 million and (b) our net loss of $77.0 million in 2020 excluding non-cash operating items of $37.1 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives and equity-based compensation charges, which results in net outflows of $39.9 million. These net differences between the two periods result in a net change in operating cash flows of $25.1 million in 2021 compared to 2020, which was offset by an increase in purchases of inventory and prepaid inventory of $22.4 million.

Investing Activities

Net cash used in investing activities increased by $41.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is primarily a result of an increase in payments for investments and customer notes receivable of $122.5 million in 2021 compared to $50.4 million in 2020. This increase is partially offset by purchases of property and equipment, primarily solar energy systems, of $117.5 million in 2021 compared to $141.2 million in 2020 and proceeds from customer notes receivable of $13.5 million (of which $10.6 million was prepaid) in 2021 compared to $6.9 million (of which $5.5 million was prepaid) in 2020.

Financing Activities

Net cash provided by financing activities decreased by $99.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease is primarily a result of decreases in net borrowings under our debt facilities of $134.2 million in 2021 compared to $172.6 million in 2020 and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $38.0 million in 2021 compared to $101.0 million in 2020. This decrease is partially offset by an increase in payments of deferred financing costs and debt discounts of $6.3 million in 2021 compared to $10.8 million in 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Actual results may differ from these estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with our principles of consolidation, the estimated useful life of our solar energy systems, the valuation assumptions regarding AROs and the valuation assumptions regarding redeemable noncontrolling interests and noncontrolling interests have the greatest subjectivity and impact on our interim financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $0.5 million for the three months ended March 31, 2021.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2021, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Merger Agreement, by and among Sunnova Energy International Inc., Moonroad LLC, Sunnova Energy Corporation, SunStreet Energy Group, LLC and LEN X, LLC, dated as of February 17, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 19, 2021).

4.1∞	Indenture, between Sunnova Helios V Issuer, LLC and Wells Fargo Bank, National Association, dated February 16, 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 25, 2021).
4.2
Stockholders Agreement, by and among Sunnova Energy International Inc., Lennar Corporation and LEN X, LLC, dated as of April 1, 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 1, 2021).

10.1∞
Amendment No. 7 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of March 9, 2021.

10.2∞
Tenth Amendment and Waiver to Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, dated January 29, 2021 (incorporated by reference to Exhibit 10.9.10 to Form 10-K filed on February 25, 2021).

10.3∞
Note Purchase Agreement, by and among Sunnova Helios V Issuer, LLC, Sunnova Helios V Depositor, LLC, Sunnova Energy Corporation and Credit Suisse Securities (USA) LLC, dated February 8, 2021 (incorporated by reference to Exhibit 10.25 to Form 10-K filed on February 25, 2021).

10.4	Earnout Agreement, by and between LEN X, LLC and Sunnova Energy International Inc., dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 19, 2021).
10.5∞
Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated March 29, 2021.

10.6	Amended and Restated Parent Guaranty, dated March 29, 2021, by and among Sunnova Energy Corporation, Sunnova TEP Holdings, LLC and Credit Suisse AG, New York Branch.
10.7∞
Second Amendment to Credit Agreement, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Lenders and Funding Agents party thereto, Sunnova Energy Corporation, Sunnova Inventory Pledgor, LLC, Sunnova TEP OpCo, LLC and Sunnova TEP Developer, LLC, dated March 29, 2021.

10.8	Stock Purchase Agreement, by and between Sunnova Energy International Inc. and LEN X, LLC, dated as of April 1, 2021.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
∞    Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: April 29, 2021	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2021	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)