Form 10-Q
period 2021-06-30
Sunnova Energy International Inc.
filed 2021-07-29
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had 111,985,750 shares of common stock outstanding as of July 26, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries. Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•the benefits and risks of the Acquisition (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments");
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash	$368,626	$209,859
Accounts receivable—trade, net	17,886	10,243
Accounts receivable—other	23,123	21,378
Other current assets, net of allowance of $1,041 and $707 as of June 30, 2021 and December 31, 2020, respectively	230,043	215,175
Total current assets	639,678	456,655

Property and equipment, net	2,591,041	2,323,169
Customer notes receivable, net of allowance of $24,977 and $16,961 as of June 30, 2021 and December 31, 2020, respectively	773,466	513,386
Intangible assets, net	200,097	49
Goodwill	4,096	—
Other assets	357,730	294,324
Total assets (1)	$4,566,108	$3,587,583

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$39,955	$39,908
Accrued expenses	42,676	34,049
Current portion of long-term debt	128,320	110,883
Other current liabilities	28,104	26,014
Total current liabilities	239,055	210,854

Long-term debt, net	2,592,797	1,924,653
Other long-term liabilities	321,693	171,395
Total liabilities (1)	3,153,545	2,306,902

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	140,185	136,124

Stockholders' equity:
Common stock, 111,985,517 and 100,412,036 shares issued as of June 30, 2021 and December 31, 2020, respectively, at $0.0001 par value	11	10
Additional paid-in capital—common stock	1,596,659	1,482,716
Accumulated deficit	(529,936)	(530,995)
Total stockholders' equity	1,066,734	951,731
Noncontrolling interests	205,644	192,826
Total equity	1,272,378	1,144,557
Total liabilities, redeemable noncontrolling interests and equity	$4,566,108	$3,587,583

(1) The consolidated assets as of June 30, 2021 and December 31, 2020 include $1,690,509 and $1,471,796, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $20,400 and $13,407 as of June 30, 2021 and December 31, 2020, respectively; accounts receivable—trade, net of $5,304 and $2,953 as of June 30, 2021 and December 31, 2020, respectively; accounts receivable—other of $840 and $583 as of June 30, 2021 and December 31, 2020, respectively; other current assets of $156,307 and $182,646 as of June 30, 2021 and December 31, 2020, respectively; property and equipment, net of $1,485,775 and $1,257,953 as of June 30, 2021 and December 31, 2020, respectively; and other assets of $21,883 and $14,254 as of June 30, 2021 and December 31, 2020, respectively. The consolidated liabilities as of June 30, 2021 and December 31, 2020 include $38,682 and $32,345, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $4,006 and $2,744 as of June 30, 2021 and December 31, 2020, respectively; accrued expenses of $92 and $827 as of June 30, 2021 and December 31, 2020, respectively; other current liabilities of $3,049 and $3,284 as of June 30, 2021 and December 31, 2020, respectively; and other long-term liabilities of $31,535 and $25,490 as of June 30, 2021 and December 31, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$66,556	$42,790	$107,832	$72,619

Operating expense:
Cost of revenue—depreciation	18,548	14,021	35,956	27,007
Cost of revenue—other	4,996	2,869	6,230	3,912
Operations and maintenance	4,985	2,926	8,605	5,145
General and administrative	48,336	28,133	90,656	56,026
Other operating expense (income)	4,034	(16)	4,034	(22)
Total operating expense, net	80,899	47,933	145,481	92,068

Operating loss	(14,343)	(5,143)	(37,649)	(19,449)

Interest expense, net	50,109	30,532	58,160	97,850
Interest income	(7,988)	(6,680)	(15,168)	(11,300)
Loss on extinguishment of long-term debt, net	9,824	—	9,824	—
Other income	(16)	(266)	(129)	(266)
Loss before income tax	(66,272)	(28,729)	(90,336)	(105,733)

Income tax	—	—	—	—
Net loss	(66,272)	(28,729)	(90,336)	(105,733)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(2,876)	(3,471)	6,043	(9,400)
Net loss attributable to stockholders	$(63,396)	$(25,258)	$(96,379)	$(96,333)

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.30)	$(0.88)	$(1.15)
Weighted average common shares outstanding—basic and diluted	111,973,338	84,033,278	109,181,788	84,017,214

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,336)	$(105,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,325	30,814
Impairment and loss on disposals, net	1,612	1,222
Amortization of intangible assets	7,065	15
Amortization of deferred financing costs	8,833	5,409
Amortization of debt discount	6,047	7,610
Non-cash effect of equity-based compensation plans	10,844	6,044
Non-cash payment-in-kind interest on loan	—	679
Unrealized (gain) loss on derivatives	(2,932)	4,543
Unrealized (gain) loss on fair value instruments	4,169	(256)
Loss on extinguishment of long-term debt, net	9,824	—
Other non-cash items	3,742	7,287
Changes in components of operating assets and liabilities:
Accounts receivable	(9,301)	(1,941)
Other current assets	(67,854)	(81)
Other assets	(29,066)	(21,504)
Accounts payable	(2,274)	(706)
Accrued expenses	5,544	(16,033)
Other current liabilities	(4,328)	4,631
Other long-term liabilities	(2,598)	(4,928)
Net cash used in operating activities	(110,684)	(82,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(236,347)	(274,333)
Payments for investments and customer notes receivable	(305,498)	(99,016)
Proceeds from customer notes receivable	30,881	15,090
State utility rebates and tax credits	273	172
Other, net	1,502	490
Net cash used in investing activities	(509,189)	(357,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,282,796	936,938
Payments of long-term debt	(570,068)	(629,268)
Payments on notes payable	(8,022)	(2,451)
Payments of deferred financing costs	(12,939)	(16,819)
Payments of debt discounts	(2,324)	(3,132)
Purchase of capped call transactions	(91,655)	—
Proceeds from issuance of common stock, net	9,822	(129)
Proceeds from equity component of debt instrument, net	—	73,657
Contributions from redeemable noncontrolling interests and noncontrolling interests	116,610	120,653
Distributions to redeemable noncontrolling interests and noncontrolling interests	(6,261)	(2,600)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(6,778)	(2,187)
Other, net	(103)	(1)
Net cash provided by financing activities	711,078	474,661
Net increase in cash and restricted cash	91,205	34,136
Cash and restricted cash at beginning of period	377,893	150,291
Cash and restricted cash at end of period	469,098	184,427
Restricted cash included in other current assets	(39,470)	(18,644)
Restricted cash included in other assets	(61,002)	(63,504)
Cash at end of period	$368,626	$102,279

	Six Months Ended June 30,
	2021	2020
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$17,443	$(318)
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(17,614)	$(7,738)
Note payable for financing the purchase of inventory	$28,994	$—
Non-cash conversion of convertible senior notes for common stock	$95,648	$—

Supplemental cash flow information:
Cash paid for interest	$48,279	$38,476
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2019	$127,129	83,980,885	$8	$1,007,751	$(361,824)	$645,935	$45,176	$691,111
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	1,576	—	—	—	(71,075)	(71,075)	(7,505)	(78,580)
Issuance of common stock, net	—	45,405	—	214	—	214	—	214
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,170	—	—	—	—	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	(894)	(894)
Equity in subsidiaries attributable to parent	145	—	—	—	24,164	24,164	(24,309)	(145)
Equity-based compensation expense	—	—	—	2,690	—	2,690	—	2,690
Other, net	(44)	—	—	—	—	—	(3)	(3)
March 31, 2020	130,790	84,026,290	8	1,010,655	(418,643)	592,020	111,637	703,657
Net income (loss)	2,869	—	—	—	(25,258)	(25,258)	(6,340)	(31,598)
Issuance of common stock, net	—	29,742	—	558	—	558	—	558
Equity component of debt instrument, net	—	—	—	73,657	—	73,657	—	73,657
Contributions from noncontrolling interests	—	—	—	—	—	—	18,311	18,311
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,211)	—	—	—	—	—	(16)	(16)
Costs related to noncontrolling interests	—	—	—	—	—	—	(604)	(604)
Equity in subsidiaries attributable to parent	(68)	—	—	—	17,358	17,358	(17,290)	68
Equity-based compensation expense	—	—	—	3,354	—	3,354	—	3,354
Other, net	193	—	—	(1)	—	(1)	34	33
June 30, 2020	$132,573	84,056,032	$8	$1,088,223	$(426,543)	$661,688	$105,732	$767,420

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	137,122	108,553,802	11	1,547,375	(524,511)	1,022,875	200,910	1,223,785
Net income (loss)	4,236	—	—	—	(63,396)	(63,396)	(7,112)	(70,508)
Issuance of common stock, net	—	3,431,715	—	138,020	—	138,020	—	138,020
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from noncontrolling interests	—	—	—	—	—	—	75,808	75,808
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,128)	—	—	—	—	—	(2,300)	(2,300)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,035)	(3,035)
Equity in subsidiaries attributable to parent	2	—	—	—	57,971	57,971	(57,973)	(2)
Equity-based compensation expense	—	—	—	2,920	—	2,920	—	2,920
Other, net	(47)	—	—	(1)	—	(1)	(654)	(655)
June 30, 2021	$140,185	111,985,517	$11	$1,596,659	$(529,936)	$1,066,734	$205,644	$1,272,378

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving over 162,000 customers in more than 25 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

Our recently completed acquisition of SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), focuses primarily on solar energy systems and energy storage systems for homebuilders. The acquisition is expected to enhance our position in the new homebuilder market. We believe the acquisition will provide us a new strategic path to further scale our business, reduce customer acquisition costs, provide a multi-year supply of homesites through the development of new home solar communities and develop clean and resilient residential microgrids across the U.S.

We provide our services through long-term residential solar service agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system or energy storage system with financing provided by us (a "loan"). We also enable customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically 10, 15, 20 or 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2021, we have raised more than $8.0 billion in total capital commitments from equity, debt and tax equity investors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. Such efforts drove an increase in new contract originations. We have seen the use of websites, video conferencing and other virtual tools as part of our origination process expand widely and contribute to our growth.

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems and have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems. We cannot predict the full impact the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of June 30, 2021, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$848	$747	$912	$960
Impact of ASC 326 adoption	—	—	—	(240)
Provision for current expected credit losses	441	477	837	879
Write off of uncollectible accounts	(490)	(463)	(986)	(848)
Recoveries	58	13	94	22
Other, net	1	(1)	1	—
Balance at end of period	$858	$773	$858	$773

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables related to the sale of inventory.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents raw materials, such as energy storage systems, photovoltaic modules, inverters, meters, modems, homebuilder construction in progress and other associated equipment purchased. These materials are typically sold to dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) expense to cost of sales if sold directly or (c) capitalize to property and equipment when installed. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to market value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Energy storage systems and components	$30,563	$18,122
Modules and inverters	79,376	83,904
Homebuilder construction in progress	16,773	—
Meters and modems	1,292	563
Total	$128,004	$102,589

As of June 30, 2021 and December 31, 2020, we recorded accrued expenses of $13.4 million and $8.9 million, respectively, for inventory purchases.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt, interest rate swaps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our fixed-rate long-term debt based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model and the microgrid earnout using a scenario-based methodology, both using Level 3 inputs. See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt, Note 8, Derivative Instruments and Note 10, Acquisitions.

Changes in fair value of the contingent consideration are included in other operating expense (income) in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$—	$—
Additions	81,842	—
Change in fair value	4,299	—
Balance at end of period	$86,141	$—

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
PPA revenue	$26,250	$19,922	$43,084	$32,555
Lease revenue	17,523	12,338	33,920	23,880
Solar renewable energy certificate revenue	11,833	8,735	17,790	13,098
Cash sales revenue	6,938	—	6,938	—
Loan revenue	1,679	634	2,874	1,233
Other revenue	2,333	1,161	3,226	1,853
Total	$66,556	$42,790	$107,832	$72,619

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.8 billion as of June 30, 2021, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

Certain customers may receive cash incentives. We defer recognition of the payment of these cash incentives and recognize them over the life of the contract as a reduction to revenue. The deferred payment is recorded in other assets for customers who receive the cash incentives under our lease and PPA agreements, and as a contra-liability in other long-term liabilities for customers who receive the cash incentives under our loan agreements.

PPAs.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All customers must pass our credit evaluation process. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options.

Leases.    We are the lessor under lease agreements for solar energy systems and energy storage systems, which do not meet the definition of a lease under ASC 842 and are accounted for as contracts with customers under ASC 606. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. All customers must pass our credit evaluation process. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options.

We provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output. The specified minimum solar energy production output may not be achieved due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of the guaranteed output based on a number of different factors, including: (a) the specific site information relating to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the system, and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system. While actual irradiance levels can significantly change year over year due to natural fluctuations in the weather, we expect the levels to average out over the term of a lease and to approximate the levels used in determining the amount of the performance guarantee. Generally, weather fluctuations are the most likely reason a solar energy system may not achieve a certain specified minimum solar energy production output.

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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold with or without the actual electricity associated with the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2021 and December 31, 2020. We enter into economic hedges related to expected production of SRECs through forward contracts. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 720 depending on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of June 30, 2021, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) down payments and partial or full prepayments from customers, (b) differences due to the timing of energy production versus billing for certain types of PPAs and (c) payments for unfulfilled performance obligations from the loan program which will be

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recognized on a straight-line basis over the remaining term of the respective solar service agreements, net of any cash incentives earned by the customers. Deferred revenue was $58.9 million as of December 31, 2019. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Loans	$162,985	$93,859
PPAs and leases	13,855	11,787
SRECs	—	1,163
Total (1)	$176,840	$106,809

(1) Of this amount, $9.7 million and $3.8 million is recorded in other current liabilities as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021 and 2020, we recognized revenue of $4.7 million and $2.2 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Acquisitions

Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, as amended by Accounting Standards Update ("ASU") No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The purchase price of an acquisition is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to general and administrative expense. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed. We may engage third-party valuation firms to assist in determining the fair values. The operating results of an acquired business are included in our results of operations from the date of acquisition. We have up to one year from the acquisition date to complete the fair value purchase price allocation. See Note 10, Acquisitions.

Asset acquisitions are measured based on the cost to us, including transaction costs. Asset acquisition costs, or the consideration transferred by us, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred. Consideration given in the form of non-monetary assets, liabilities incurred or equity instruments issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated fair values. Goodwill is not recognized in an asset acquisition.

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated amortization (see Note 10, Acquisitions). We amortize intangible assets to general and administrative expense using the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
straight-line method. The following table presents the detail of intangible assets as recorded in other assets in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2021	As of December 31, 2020
	(in years)	(in thousands)
Customer relationships - system sales	10	$142,425	$—
Customer relationships - servicing	10	3,856	—
Customer relationships - new customers	4	29,099	—
Trade name	15	11,712	—
Tax equity commitment	4	20,032	—
Software license	3	331	331
Trademark	3	68	68
Other	3	88	88
Intangible assets, gross		207,611	487
Less: accumulated amortization		(7,514)	(449)
Intangible assets, net		$200,097	$38

As of June 30, 2021, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
Remaining 2021	$13,860
2022	27,700
2023	27,692
2024	27,692
2025	18,480
2026 and thereafter	84,673
Total	$200,097

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2021	As of December 31, 2020
	(in years)	(in thousands)
Solar energy systems	35	$2,609,830	$2,298,427
Construction in progress		150,704	160,618
Asset retirement obligations	30	40,260	35,532
Information technology systems	3	37,722	35,077
Computers and equipment	3-5	2,328	1,727
Leasehold improvements	3-6	3,143	2,770
Furniture and fixtures	7	1,132	811
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		2,846,914	2,536,757
Less: accumulated depreciation		(255,873)	(213,588)
Property and equipment, net		$2,591,041	$2,323,169

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $224.5 million and $188.8 million as of June 30, 2021 and December 31, 2020, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Inventory	$128,004	$102,589
Restricted cash	39,470	73,020
Current portion of customer notes receivable	36,194	24,035
Other prepaid assets	15,120	8,645
Prepaid inventory	5,012	3,352
Deferred receivables	5,450	2,678
Current portion of other notes receivable	787	853
Other	6	3
Total	$230,043	$215,175

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Restricted cash	$61,002	$95,014
Construction in progress - customer notes receivable	145,639	85,604
Exclusivity and other bonus arrangements with dealers, net	73,542	55,709
Straight-line revenue adjustment, net	38,373	33,411
Other	39,174	24,586
Total	$357,730	$294,324

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Interest payable	$13,037	$17,718
Deferred revenue	9,724	3,754
Current portion of performance guarantee obligations	2,896	3,308
Current portion of operating and finance lease liability	2,065	1,206
Other	382	28
Total	$28,104	$26,014

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

	As of June 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$41,788	$31,053
Additional obligations incurred	4,759	4,010
Accretion expense	1,349	1,013
Other	(40)	(33)
Balance at end of period	$47,856	$36,043

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Customer notes receivable	$835,678	$555,089
Allowance for credit losses	(26,018)	(17,668)
Customer notes receivable, net (1)	$809,660	$537,421
Estimated fair value, net	$822,843	$548,238

(1) Of this amount, $36.2 million and $24.0 million is recorded in other current assets as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$20,919	$12,136	$17,668	$1,091
Impact of ASC 326 adoption	—	—	—	9,235
Provision for current expected credit losses (1)	5,098	1,407	8,349	3,218
Other, net	1	—	1	(1)
Balance at end of period	$26,018	$13,543	$26,018	$13,543

(1) In addition, we recognized $54,000 and $9,000 during the three months ended June 30, 2021 and 2020, respectively, and $116,000 and $62,000 during the six months ended June 30, 2021 and 2020, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of June 30, 2021 and December 31, 2020, we invested $145.6 million and $85.6 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended June 30, 2021 and 2020, interest income related to our customer notes receivable was $7.9 million and $6.6 million, respectively. For the six months ended June 30, 2021 and 2020, interest income related to our customer notes receivable was $15.0 million and $10.9 million, respectively. As of June 30, 2021 and December 31, 2020, accrued interest receivable related to our customer notes receivable was $1.6 million and $1.2 million, respectively. As of June 30, 2021 and December 31, 2020, there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual status. For the three months ended June 30, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income. For the six months ended June 30, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
1-90 days past due	$10,517	$8,504
91-180 days past due	2,353	1,733
Greater than 180 days past due	7,951	6,855
Total past due	20,821	17,092
Not past due	814,857	537,997
Total	$835,678	$555,089

As of June 30, 2021 and December 31, 2020, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $10.3 million and $8.6 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Payment performance:
Performing	$304,903	$254,289	$127,526	$83,217	$29,735	$28,057	$827,727
Nonperforming (1)	—	672	1,552	2,239	2,013	1,475	$7,951
Total	$304,903	$254,961	$129,078	$85,456	$31,748	$29,532	$835,678

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include SEI, Sunnova Energy Corporation, Helios Issuer, LLC ("HELI"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Moonroad Services Group, LLC ("MR") and Sunnova Sol III Issuer, LLC ("SOLIII"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30, 2021 Weighted Average Effective Interest Rates	As of June 30, 2021		Year Ended December 31, 2020 Weighted Average Effective Interest Rates	As of December 31, 2020
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
9.75% convertible senior notes	21.70%	$—	$—	14.53%	$95,648	$—
0.25% convertible senior notes	0.70%	575,000	—		—	—
Debt discount, net		(14,085)	—		(37,394)	—
Deferred financing costs, net		(473)	—		(239)	—
Sunnova Energy Corporation
Notes payable	14.47%	—	—	7.14%	—	2,254
HELI
Solar asset-backed notes	11.88%	—	—	6.55%	205,395	6,329
Debt discount, net		—	—		(2,241)	—
Deferred financing costs, net		—	—		(4,004)	—
EZOP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility	3.37%	182,000	—	4.39%	171,600	—
Debt discount, net		(1,143)	—		(1,431)	—
HELII
Solar asset-backed notes	5.76%	221,668	10,606	5.71%	227,574	11,707
Debt discount, net		(39)	—		(42)	—
Deferred financing costs, net		(4,710)	—		(5,085)	—
RAYSI
Solar asset-backed notes	5.55%	118,163	5,723	5.49%	120,391	5,836
Debt discount, net		(1,288)	—		(1,376)	—
Deferred financing costs, net		(4,122)	—		(4,334)	—
HELIII
Solar loan-backed notes	4.08%	115,630	11,527	4.01%	122,047	13,065
Debt discount, net		(2,365)	—		(2,423)	—
Deferred financing costs, net		(2,270)	—		(2,326)	—
TEPH
Revolving credit facility	6.05%	218,950	—	5.81%	239,570	—
Debt discount, net		(4,894)	—		(3,815)	—
TEPINV
Revolving credit facility	22.16%	—	—	10.80%	25,240	29,464
Debt discount, net		—	—		(1,322)	—
Deferred financing costs, net		—	—		(1,758)	—
SOLI
Solar asset-backed notes	3.93%	376,238	15,480	3.91%	384,258	15,416
Debt discount, net		(107)	—		(113)	—
Deferred financing costs, net		(8,405)	—		(8,915)	—
HELIV
Solar loan-backed notes	4.13%	120,743	15,056	3.97%	129,648	16,515
Debt discount, net		(810)	—		(885)	—
Deferred financing costs, net		(3,583)	—		(3,905)	—
AP8
Revolving credit facility	5.81%	20,954	4,403	5.31%	42,047	4,386
SOLII
Solar asset-backed notes	3.26%	245,387	5,902	3.18%	248,789	5,911
Debt discount, net		(79)	—		(80)	—
Deferred financing costs, net		(5,725)	—		(5,866)	—
HELV
Solar loan-backed notes	2.39%	161,287	19,496		—	—
Debt discount, net		(914)	—		—	—
Deferred financing costs, net		(3,484)	—		—	—
MR
Note payable	7.04%	—	23,227		—	—
SOLIII
Solar asset-backed notes	2.58%	302,099	16,900		—	—
Debt discount, net		(139)	—		—	—
Deferred financing costs, net		(6,687)	—		—	—
Total		$2,592,797	$128,320		$1,924,653	$110,883

Availability.    As of June 30, 2021, we had $294.4 million of available borrowing capacity under our various financing arrangements, consisting of $18.0 million under the EZOP revolving credit facility, $241.8 million under the TEPH revolving credit facility and $34.6 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of June 30, 2021, we were in compliance with all debt covenants under our financing arrangements.

Weighted Average Effective Interest Rates.    The weighted average effective interest rates disclosed in the table above are the weighted average stated interest rates for each debt instrument plus the effect on interest expense for other items classified

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as interest expense, such as the amortization of deferred financing costs, amortization of debt discounts and commitment fees on unused balances for the period of time the debt was outstanding during the indicated periods.

SEI Debt.    During the six months ended June 30, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. See Note 12, Stockholders' Equity.

In May 2021, we issued and sold an aggregate principal amount of $575.0 million of our 0.25% convertible senior notes ("0.25% convertible senior notes") in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $560.6 million. The 0.25% convertible senior notes mature in December 2026 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 0.25% convertible senior notes, we used proceeds of $91.7 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $60.00 per share, subject to adjustments. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 0.25% convertible senior notes. As the capped call transactions meet certain accounting criteria, they are classified as stockholders' equity and therefore, are recorded in additional paid-in capital—common stock in the consolidated balance sheet and are not accounted for as derivatives.

TEPH Debt.    In January 2021, we amended the TEPH revolving credit facility to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In June 2021, proceeds from the SOLIII Notes (as defined below) were used to repay $105.1 million in aggregate principal amount outstanding of TEPH debt.

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

MR Debt.    In April 2021, in connection with the Acquisition, we entered into an arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months.

TEPINV Debt.    In May 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility of $48.2 million was fully repaid using proceeds from the 0.25% convertible senior notes, all related interest rate swaps were unwound and the debt facility was terminated.

SOLIII Debt.    In June 2021, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIII, a special purpose entity, that issued $319.0 million in aggregate principal amount of Series 2021-1 solar asset-backed notes (the "SOLIII Notes") with a maturity date of April 2056. The SOLIII Notes were issued at a discount of 0.04% and bear interest at an annual rate equal to 2.58%. The cash flows generated by the solar energy systems of SOLIII's subsidiaries are used to service the quarterly principal and interest payments on the SOLIII Notes and satisfy

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SOLIII's expenses, and any remaining cash can be distributed to Sunnova Sol III Depositor, LLC, SOLIII's sole member. In connection with the SOLIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLIII pursuant to the sale and contribution agreement. SOLIII is also required to maintain certain reserve accounts for the benefit of the holders of the SOLIII Notes, each of which must remain funded at all times to the levels specified in the SOLIII Notes. The indenture requires SOLIII to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLIII Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLIII Notes have no recourse to our other assets except as expressly set forth in the SOLIII Notes.

HELI Debt.    In June 2021, the aggregate principal amount outstanding under the HELI solar asset-backed notes of $205.7 million was fully repaid using proceeds from the SOLIII Notes and the debt facility was terminated, which resulted in a loss on extinguishment of long-term debt of $9.8 million.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 9.75% convertible senior notes	$—	$—	$95,648	$100,482
SEI 0.25% convertible senior notes	575,000	579,206	—	—
Sunnova Energy Corporation notes payable	—	—	2,254	2,254
HELI solar asset-backed notes	—	—	211,724	220,941
EZOP revolving credit facility	182,000	182,000	171,600	171,600
HELII solar asset-backed notes	232,274	266,284	239,281	286,579
RAYSI solar asset-backed notes	123,886	136,950	126,227	146,506
HELIII solar loan-backed notes	127,157	134,790	135,112	149,489
TEPH revolving credit facility	218,950	218,950	239,570	239,570
TEPINV revolving credit facility	—	—	54,704	54,704
SOLI solar asset-backed notes	391,718	401,162	399,674	427,511
HELIV solar loan-backed notes	135,799	132,714	146,163	145,433
AP8 revolving credit facility	25,357	25,357	46,433	46,433
SOLII solar asset-backed notes	251,289	240,451	254,700	254,674
HELV solar loan-backed notes	180,783	176,987	—	—
MR note payable	23,227	23,227	—	—
SOLIII solar asset-backed notes	318,999	318,947	—	—
Total (1)	$2,786,439	$2,837,025	$2,123,090	$2,246,176

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $65.3 million and $87.6 million as of June 30, 2021 and December 31, 2020, respectively.

For the EZOP, TEPH, TEPINV and AP8 debt, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value approximates the carrying amount due primarily to the short-term nature of the instruments. For the convertible senior notes and the HELI, HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV and SOLIII debt, we determined the estimated fair values based on a yield analysis of similar type debt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Derivative Instruments

Interest Rate Swaps on EZOP Debt.    During the six months ended June 30, 2021 and 2020, EZOP unwound interest rate swaps with an aggregate notional amount of $131.7 million and $126.1 million, respectively, and recorded a realized loss of $68,000 and $6.0 million, respectively.

Interest Rate Cap on TEPINV Debt.    During the six months ended June 30, 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility was fully repaid, TEPINV unwound the only outstanding interest rate cap with an aggregate notional amount of $36.6 million and recorded a realized gain of an immaterial amount.

The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2021				As of December 31, 2020
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	March 2021	July 2033	1.000%	$177,672	June 2020 - November 2020	September 2029 - February 2031	0.483% - 2.620%	$130,373
TEPH	September 2018 - January 2023	January 2023 - April 2038	0.121% - 2.534%	270,170	September 2018 - January 2023	January 2023 - January 2038	0.528% - 2.114%	202,272
TEPINV			—%	—	December 2019	December 2022	2.500%	51,025
Total				$447,842				$383,670

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Other assets	$5,993	$—
Other long-term liabilities	(7,475)	(13,407)
Total, net	$(1,482)	$(13,407)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Realized loss	$516	$6,105	$1,107	$38,003
Unrealized (gain) loss	15,773	(3,053)	(2,932)	4,543
Total	$16,289	$3,052	$(1,825)	$42,546

(9) Income Taxes

Our effective income tax rate is 0% for the three and six months ended June 30, 2021 and 2020. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30,

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2021 and December 31, 2020 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 6,984,225 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, subject to purchase price adjustment, and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition. The Acquisition is expected to provide a new strategic path to further scale our business and develop clean and resilient residential microgrids across the U.S.

The purchase consideration was approximately $208.9 million, consisting of $127.1 million in the issuance of common stock shares and $81.8 million representing the fair value of contingent consideration based upon estimated new solar energy system installations through 2026 and the execution of certain binding agreements before the fifth anniversary of the closing of the Acquisition. Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones tied to achieving specified origination targets. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems through SunStreet's existing homebuilding process. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the origination target for each such year is achieved) or at the end of the four-year period (if the cumulative origination target is achieved in the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. This earnout is recorded as contingent consideration. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares in two separate tranches, each of which has different criteria, if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities. One of these tranches is recorded as contingent consideration. The amount of contingent consideration that could be paid to Lennar has an estimated maximum value of $127.7 million and a minimum value of $0. These values were determined based on the projected average share price over the five year earnout period multiplied by the number of shares to be transferred to Lennar if the targets for purchased solar energy systems placed in service are achieved. In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers if those originated by SunStreet do not fully utilize Lennar's Funding Commitment for a given Contribution Year. The favorable terms of the Funding Commitment result in an intangible asset. During the six months ended June 30, 2021, we incurred transaction costs of $5.5 million related to the Acquisition.

The fair value of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The fair value is preliminary and may be adjusted if new information obtained regarding facts and circumstances that existed at the acquisition date warrants adjustments to the assets or liabilities initially recognized. Further adjustments to the fair value are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to the Acquisition. As a result, adjustments to the fair value of assets acquired, and in some cases the total purchase price, may be made to the fair values assigned. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. We estimated the fair value of the assets acquired at the acquisition date using a multi-period excess earnings methodology for customer relationships related to system sales and servicing, a cost savings methodology for customer relationships related to new customers, a relief from royalty methodology for the trade name and a discounted cash flow methodology for the tax equity commitment, all using Level 3 inputs. As of June 30, 2021, there has been no change in the initial amount recognized for the assets acquired and liabilities assumed, or any change in the range of outcomes or assumptions used to develop the estimates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the assets acquired and liabilities assumed, with the excess recorded as goodwill:

As of April 1, 2021
(in thousands)
Cash	$503
Other current assets (includes inventory of $26,792)	33,519
Property and equipment	217
Intangible assets	207,124
Other assets	1,060
Total assets acquired	242,423
Accounts payable	3,762
Accrued expenses	3,766
Current portion of long-term debt	28,994
Other current liabilities	363
Other long-term liabilities	697
Total liabilities assumed	37,582
Net assets acquired, excluding goodwill	204,841
Preliminary estimated purchase consideration	208,937
Goodwill	$4,096

Goodwill represents the excess of the purchase consideration over the aggregate fair value of the assets acquired and liabilities assumed. Goodwill is primarily attributable to the acquired assembled workforce. We do not expect to take any tax deductions for the goodwill associated with the Acquisition unless we decide to make an asset election in the future that would make a portion of the goodwill deductible for tax purposes. The portion of revenue and earnings associated with the acquired business was not separately identifiable due to the integration with our operations.

(11) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of June 30, 2021 and December 31, 2020.

Noncontrolling Interests

In April 2021, we admitted a tax equity investor as the Class A member of Sunnova TEP V-D, LLC ("TEPVD"), a subsidiary of Sunnova TEP V-D Manager, LLC, which is the Class B member of TEPVD. The Class A member of TEPVD made a total capital commitment of approximately $50.0 million. In April 2021, we admitted a tax equity investor as the Class A member of Sunnova TEP V-A, LLC ("TEPVA"), a subsidiary of Sunnova TEP V-A Manager, LLC, which is the Class B member of TEPVA. The Class A member of TEPVA made a total capital commitment of approximately $25.0 million. In May 2021, we admitted a tax equity investor as the Class A member of Sunnova TEP V-B, LLC ("TEPVB"), a subsidiary of Sunnova TEP V-B Manager, LLC, which is the Class B member of TEPVB. The Class A member of TEPVB made a total capital commitment of approximately $150.0 million.

(12) Stockholders' Equity

Common Stock

During the six months ended June 30, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. In April 2021, we issued 3,095,329 shares of common stock in connection with the Acquisition. See Note 10, Acquisitions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(13) Equity-Based Compensation

In March 2021, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 2,214,561, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,020,602, or 5% of the number of shares of common stock outstanding as of December 31, 2020.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2020	3,266,348	$16.06	5.82		$94,962
Granted	75,031	$40.50	9.72	$18.35
Exercised	(501,671)	$16.22			$15,799
Outstanding, June 30, 2021	2,839,708	$16.67	5.44		$59,808
Exercisable, June 30, 2021	2,764,677	$16.03	5.32		$59,808
Vested and expected to vest, June 30, 2021	2,839,708	$16.67	5.44		$59,808
Non-vested, June 30, 2021	75,031			$18.35

The number of stock options that vested during the three months ended June 30, 2021 and 2020 was 0 and 104,509, respectively. The number of stock options that vested during the six months ended June 30, 2021 and 2020 was 0 and 369,716, respectively. The grant date fair value of stock options that vested during the three months ended June 30, 2021 and 2020 was $0 and $428,000, respectively. The grant date fair value of stock options that vested during the six months ended June 30, 2021 and 2020 was $0 and $1.2 million, respectively. As of June 30, 2021, there was $1.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 1.98 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,059,184	$11.95
Granted	503,836	$38.48
Vested	(673,424)	$18.37
Forfeited	(20,443)	$21.62
Outstanding, June 30, 2021	1,869,153	$16.69

The number of restricted stock units that vested during the three months ended June 30, 2021 and 2020 was 15,940 and 0, respectively. The number of restricted stock units that vested during the six months ended June 30, 2021 and 2020 was 673,424 and 27,083, respectively. The grant date fair value of restricted stock units that vested during the three months ended June 30, 2021 and 2020 was $210,000 and $0, respectively. The grant date fair value of restricted stock units that vested during the six months ended June 30, 2021 and 2020 was $12.4 million and $325,000, respectively. As of June 30, 2021, there was $26.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.74 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(14) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(63,396)	$(25,258)	$(96,379)	$(96,333)

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(0.30)	$(0.88)	$(1.15)
Weighted average common shares outstanding—basic and diluted	111,973,338	84,033,278	109,181,788	84,017,214

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity-based compensation awards	4,707,697	6,650,994	4,804,704	6,261,779
Convertible senior notes	8,151,172	10,259,540	4,934,523	7,245,154

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

Performance Guarantee Obligations.    As of June 30, 2021, we recorded $3.3 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.9 million is recorded in other current liabilities and $438,000 is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2020, we recorded $5.7 million relating to these guarantees, of which $3.3 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of June 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$5,718	$6,468
Accruals for obligations issued	873	1,384
Settlements	(3,256)	(3,861)
Balance at end of period	$3,335	$3,991

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$427	$335	$763	$671
Finance lease expense:
Amortization expense	69	—	94	2
Interest on lease liabilities	7	—	10	—
Short-term lease expense	12	6	22	22
Variable lease expense	296	172	557	179
Total	$811	$513	$1,446	$874

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Right-of-use assets:
Operating leases	$9,179	$8,779
Finance leases	2,059	391
Total right-of-use assets	$11,238	$9,170

Current lease liabilities:
Operating leases	$1,454	$1,094
Finance leases	611	112
Long-term leases liabilities:
Operating leases	10,118	9,742
Finance leases	1,058	203
Total lease liabilities	$13,241	$11,151

Other information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$427	$263
Operating cash flows from finance leases	10	—
Financing cash flows from finance leases	103	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	927	—
Finance leases	1,762	—

(1)Includes reimbursements in 2021 of $423,000 for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2021	As of December 31, 2020
Weighted average remaining lease term (years):
Operating leases	7.59	8.47
Finance leases	3.79	3.99
Weighted average discount rate:
Operating leases	3.94%	3.93%
Finance leases	3.13%	3.39%

Future minimum lease payments under our non-cancelable leases as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2021	$949	$334
2022	1,926	569
2023	1,944	438
2024	1,616	316
2025	1,633	97
2026 and thereafter	5,984	—
Total	14,052	1,754
Amount representing interest	(1,953)	(85)
Amount representing leasehold incentives	(527)	—
Present value of future payments	11,572	1,669
Current portion of lease liability	(1,454)	(611)
Long-term portion of lease liability	$10,118	$1,058

Letters of Credit.    In connection with various security arrangements for an office lease, we have a letter of credit outstanding of $375,000 as of June 30, 2021 and December 31, 2020. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the consolidated balance sheets.

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

Dealer Commitments.    As of June 30, 2021 and December 31, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $73.5 million and $55.7 million, respectively. Under these agreements, we paid $16.2 million and $11.4 million during the three months ended June 30, 2021 and 2020, respectively, and we paid $19.9

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million and $16.7 million during the six months ended June 30, 2021 and 2020, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2021	$15,914
2022	41,973
2023	18,110
2024	7,970
2025	938
2026 and thereafter	—
Total	$84,905

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

Purchase Commitments
(in thousands)
Remaining 2021	$—
2022	17,074
2023	26,605
2024	19,807
2025	—
2026 and thereafter	—
Total	$63,486

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of June 30, 2021 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2021	$8,191
2022	2,589
2023	379
2024	26
2025	7
2026 and thereafter	—
Total	$11,192

(16) Subsequent Events

Noncontrolling Interests.    In July 2021, we admitted a tax equity investor as the Class A member of Sunnova TEP V-C, LLC ("TEPVC"), a subsidiary of Sunnova TEP V-C Manager, LLC, which is the Class B member of TEPVC. The Class A member of TEPVC made a total capital commitment of approximately $150.0 million.

HELVI Debt.    In July 2021, we pooled and transferred eligible solar loans and the related receivables into Sunnova
Helios VI Issuer, LLC ("HELVI"), a special purpose entity, that issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
backed notes (collectively, the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B and bear interest at an annual rate of 1.62% and 2.01%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVI Notes and satisfy HELVI's expenses, and any remaining cash can be distributed to Sunnova Helios VI Depositor, LLC, HELVI's sole member. In connection with the HELVI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVI pursuant to the related sale and contribution agreement. HELVI is also required to maintain certain reserve accounts for the benefit of the holders of the HELVI Notes, each of which must be funded at all times to the levels specified in the HELVI Notes. The holders of the HELVI Notes have no recourse to our other assets except as expressly set forth in the HELVI Notes.

EZOP and AP8 Debt.    In July 2021, proceeds from the HELVI Notes were used to repay $144.0 million and $24.9 million in aggregate principal amount of outstanding EZOP and AP8 debt, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2021, our Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving over 162,000 customers in more than 25 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

Our recently completed acquisition focuses primarily on solar energy systems and energy storage systems for homebuilders. The acquisition is expected to enhance our position in the new homebuilder market. We believe the acquisition will provide us a new strategic path to further scale our business, reduce customer acquisition costs, provide a multi-year supply of homesites through the development of new home solar communities and develop clean and resilient residential microgrids across the U.S.

We offer customers products to power their homes with affordable solar energy. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and in the case of the latter are able to also provide energy resiliency. We also make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. Our solar service agreements take the form of a lease, power purchase agreement ("PPA") or loan. We also enable customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically 10, 15, 20 or 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2021, we have raised more than $8.0 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 940 megawatts of generation capacity and serving over 162,000 customers.

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

Earnout Agreement

Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones tied to achieving specified origination targets. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems through SunStreet's existing homebuilding process. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the origination target for each such year is achieved) or at the end of the four-year period (if the cumulative origination target is achieved in the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities.

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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems and have seen minimal impact to our supply chain as our technicians and dealers have largely been able to successfully procure the equipment needed to service and install solar energy systems. However, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

We cannot predict the full impact the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts.

Financing Transactions

In April 2021, we admitted tax equity investors with a total capital commitment of approximately $75.0 million. In May 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. In July 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In April 2021, in connection with the Acquisition, we entered into an arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In May 2021, we issued and sold an aggregate principal amount of $575.0 million of our 0.25% convertible senior notes ("0.25% convertible senior notes") in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $560.6 million. The 0.25% convertible senior notes mature in December 2026 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 0.25% convertible senior notes, we used proceeds of $91.7 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $60.00 per share, subject to adjustments. See "—Liquidity and Capital Resources—Financing Arrangements—Convertible Senior Notes" below.

In June 2021, one of our subsidiaries issued $319.0 million in aggregate principal amount of Series 2021-1 solar asset-backed notes (the "SOLIII Notes") with a maturity date of April 2056. The SOLIII Notes bear interest at an annual rate of 2.58%. In July 2021, one of our subsidiaries issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes (collectively, the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through June 30, 2021, we have issued $2.2 billion in solar asset-backed and solar loan-backed notes.

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

In general, our tax equity funds are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements, solar energy systems and energy storage systems developed by us and sells energy from such solar energy systems and energy storage systems, as applicable, to customers or directly leases the solar energy systems and energy storage systems, as applicable, to customers. We assign these solar service agreements, solar energy systems, energy storage systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC, we have a recent appraisal from an independent appraiser establishing the fair market value of the solar energy system and the property is in an approved state or territory. Certain tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, the tax equity investor receives substantially all of the non-cash value attributable to the solar energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs; however, we typically receive a majority of the cash distributions, which are typically paid quarterly. After the tax equity investor receives its contractual rate of return or after a specified date, we receive substantially all of the cash and tax allocations.

We have determined we are the primary beneficiary in these tax equity funds for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the tax equity investors' share of the net assets of the tax equity funds as redeemable noncontrolling interests and noncontrolling interests in our consolidated balance sheets. The income or loss allocations reflected in our consolidated statements of operations may create significant volatility in our reported results of operations, including potentially changing net loss attributable to stockholders to net income attributable to stockholders, or vice versa, from quarter to quarter.

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through June 30, 2021, we have received commitments of $1.0 billion through the use of tax equity funds, of which an aggregate of $745.2 million has been funded.

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

	As of June 30, 2021	As of December 31, 2020	Change
Number of customers	162,600	107,500	55,100

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of systems (excluding loan agreements and cash sales)	126,900	75,100	109,300	72,700
Weighted average number of systems with loan agreements	24,600	13,300	22,700	12,500
Weighted average number of systems with cash sales	100	—	100	—
Weighted average number of systems	151,600	88,400	132,100	85,200

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory impairments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(66,272)	$(28,729)	$(90,336)	$(105,733)
Interest expense, net	50,109	30,532	58,160	97,850
Interest income	(7,988)	(6,680)	(15,168)	(11,300)
Depreciation expense	20,782	15,868	40,325	30,814
Amortization expense	7,126	7	7,158	16
EBITDA	3,757	10,998	139	11,647
Non-cash compensation expense	2,920	3,354	10,844	6,044
ARO accretion expense	697	524	1,349	1,013
Financing deal costs	356	1,571	357	1,687
Natural disaster losses and related charges, net	—	—	—	31
Acquisition costs	1,478	—	5,488	—
Loss on extinguishment of long-term debt, net	9,824	—	9,824	—
Unrealized (gain) loss on fair value instruments	4,282	(256)	4,169	(256)
Amortization of payments to dealers for exclusivity and other bonus arrangements	643	396	1,257	747
Provision for current expected credit losses	5,152	1,416	8,465	3,280
Non-cash inventory impairments	982	—	982	—
Adjusted EBITDA	$30,091	$18,003	$42,874	$24,193

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income from customer notes receivable	$7,862	$6,568	$14,959	$10,940
Principal proceeds from customer notes receivable, net of related revenue	$15,773	$7,541	$28,075	$13,919

Adjusted Operating Cash Flow. We define Adjusted Operating Cash Flow as net cash used in operating activities plus principal proceeds from customer notes receivable, financed insurance payments and distributions to redeemable noncontrolling interests and noncontrolling interests less derivative origination and breakage fees from financing structure changes, payments to dealers for exclusivity and other bonus arrangements, net inventory and prepaid inventory (sales) purchases, payments of non-capitalized costs related to our IPO, acquisitions and equity offerings, payments of direct sales costs, excluding inventory, to the extent the related solar energy system is financed through a loan, payments to installers and builders for homebuilder asset-development activities and payments of customer rewards. Adjusted Operating Cash Flow is a non-GAAP financial measure we use as a liquidity measure. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of liquidity. The GAAP measure most directly comparable to Adjusted Operating Cash Flow is net cash used in operating activities. We believe Adjusted Operating Cash Flow is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of our ability to internally fund origination activities, service or incur additional debt and service our contractual obligations. We believe investors and analysts will use Adjusted Operating Cash Flow to evaluate our liquidity and ability to service our contractual obligations. However, Adjusted Operating Cash Flow has limitations as an analytical tool because it does not account for all future expenditures and financial obligations of the business or reflect unforeseen circumstances that may impact our future cash flows, all of which could have a material effect on our financial condition and results from operations. In addition, our calculations of Adjusted Operating Cash Flow are not necessarily comparable to liquidity measures presented by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net cash used in operating activities.

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Reconciliation of Net Cash Used in Operating Activities to Adjusted Operating Cash Flow:
Net cash used in operating activities	$(110,684)	$(82,928)
Principal proceeds from customer notes receivable	30,881	15,090
Financed insurance payments	(2,254)	(2,451)
Derivative origination and breakage fees from financing structure changes	8,936	36,894
Distributions to redeemable noncontrolling interests and noncontrolling interests	(6,261)	(2,600)
Payments to dealers for exclusivity and other bonus arrangements	19,908	16,731
Net inventory and prepaid inventory purchases for asset-development activities	50,796	18,002
Payments of non-capitalized costs related to acquisitions	4,757	—
Payments of non-capitalized costs related to equity offerings	609	—
Payments to installers and builders for homebuilder asset-development activities	7,912	—
Adjusted Operating Cash Flow	$4,600	$(1,262)

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, unrealized losses on fair value instruments and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

We use per system metrics, including Adjusted Operating Expense per weighted average system, as an additional way to evaluate our performance. Specifically, we consider the change in this metric from period to period as a way to evaluate our performance in the context of changes we experience in the overall customer base. While the Adjusted Operating Expense figure provides a valuable indicator of our overall performance, evaluating this metric on a per system basis allows for further nuanced understanding by management, investors and analysts of the financial impact of each additional system.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$80,899	$47,933	$145,481	$92,068
Depreciation expense	(20,782)	(15,868)	(40,325)	(30,814)
Amortization expense	(7,126)	(7)	(7,158)	(16)
Non-cash compensation expense	(2,920)	(3,354)	(10,844)	(6,044)
ARO accretion expense	(697)	(524)	(1,349)	(1,013)
Financing deal costs	(356)	(1,571)	(357)	(1,687)
Natural disaster losses and related charges, net	—	—	—	(31)
Acquisition costs	(1,478)	—	(5,488)	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	(643)	(396)	(1,257)	(747)
Provision for current expected credit losses	(5,152)	(1,416)	(8,465)	(3,280)
Non-cash inventory impairments	(982)	—	(982)	—
Direct sales costs	(48)	—	(48)	—
Cost of revenue related to cash sales	(3,822)	—	(3,822)	—
Unrealized loss on fair value instruments	(4,298)	—	(4,298)	—
Adjusted Operating Expense	$32,595	$24,797	$61,088	$48,436
Adjusted Operating Expense per weighted average system	$215	$281	$462	$568

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of June 30, 2021 and December 31, 2020, calculated using a 4% discount rate.

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Estimated gross contracted customer value	$3,516	$2,997

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

Estimated Gross Contracted Customer Value
	As of June 30, 2021
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$3,796	$3,306	$2,934
0%	$4,080	$3,516	$3,090

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through June 30, 2021, we have raised more than $8.0 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that began construction during 2020 or begins construction in 2021 or 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2021, we purchased prior to 2020 substantially all the inverters that we estimated would be deployed under our lease and PPA agreements that we expected would allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Based on various market factors, however, not all solar energy systems installed in 2021 will qualify for the Section 48(a) ITC at 30%. For solar energy systems installed in 2021 not meeting all requirements for the 30% Section 48(a) ITC, such solar energy systems are expected to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

Cost of Solar Energy Systems. Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on imported solar modules, which may make it less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended downward making the addition of energy storage systems a potential area of growth for us.

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

Climate Change Action. As a result of increasing global awareness of and aversion to climate change impacts, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. This trend, along with increasing commitments to reduce carbon emissions, is expected to result in increased demand for our products and services. Under the new presidential administration, the focus on cleaner energy sources and technology to decarbonize the U.S. economy continues to accelerate. The Biden administration has taken immediate steps that we believe signify support for cleaner energy sources, including, but not limited to, rejoining the Paris Climate Accord and re-establishing a social price on carbon used in cost/benefit analysis for policy making. We expect the Biden administration, combined with a closely divided Congress, to continue to take actions that are supportive of the renewable energy industry, such as incentivizing clean energy sources and supporting new investment in areas like renewables.

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. Policies requiring solar on new homes or new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

Components of Results of Operations

Revenue. We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate.

PPAs. We have determined solar service agreements under which customers purchase electricity from us should be accounted for as revenue from contracts with customers. We recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the contracts. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options.

Lease Agreements. We are the lessor under lease agreements for solar energy systems and energy storage systems, which we account for as revenue from contracts with customers. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options.

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

Cash Sales. Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue upon verification of the home closing.

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

Cost of Revenue—Other. Cost of revenue—other represents costs to purchase SRECs on the open market, SREC broker fees and other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, costs related to cash sales, costs for filing under the Uniform Commercial Code to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

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

Other Operating Expense (Income). Other operating expense (income) primarily represents changes in the fair value of certain financial instruments.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities and amortization of debt discounts and deferred financing costs.

Interest Income. Interest income represents interest income from the notes receivable under our loan program and income on short term investments with financial institutions.

Loss on Extinguishment of Long-Term Debt, Net. Loss on extinguishment of long-term debt, net resulted from a make whole payment related to the early repayment of one of our solar asset-backed notes securitizations. See Note 7, Long-Term Debt, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$66,556	$42,790	$23,766

Operating expense:
Cost of revenue—depreciation	18,548	14,021	4,527
Cost of revenue—other	4,996	2,869	2,127
Operations and maintenance	4,985	2,926	2,059
General and administrative	48,336	28,133	20,203
Other operating expense (income)	4,034	(16)	4,050
Total operating expense, net	80,899	47,933	32,966

Operating loss	(14,343)	(5,143)	(9,200)

Interest expense, net	50,109	30,532	19,577
Interest income	(7,988)	(6,680)	(1,308)
Loss on extinguishment of long-term debt, net	9,824	—	9,824
Other income	(16)	(266)	250
Loss before income tax	(66,272)	(28,729)	(37,543)

Income tax	—	—	—
Net loss	(66,272)	(28,729)	(37,543)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(2,876)	(3,471)	595
Net loss attributable to stockholders	$(63,396)	$(25,258)	$(38,138)

Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
PPA revenue	$26,250	$19,922	$6,328
Lease revenue	17,523	12,338	5,185
SREC revenue	11,833	8,735	3,098
Cash sales revenue	6,938	—	6,938
Loan revenue	1,679	634	1,045
Other revenue	2,333	1,161	1,172
Total	$66,556	$42,790	$23,766

Revenue increased by $23.8 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales) increased from approximately 75,100 for the three months ended June 30, 2020 to approximately 126,900 for the three months ended June 30, 2021. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $445 per system for the three months ended June 30, 2020 to $363 per system for the same period in 2021 (18% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue increased by $3.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of an increase in the number of solar energy systems in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $48 per system for the three months ended June 30, 2020 to $68 per system for the same period in 2021 (43% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$18,548	$14,021	$4,527

Cost of revenue—depreciation increased by $4.5 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 75,100 for the three months ended June 30, 2020 to approximately 97,700 for the three months ended June 30, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $187 per system for the three months ended June 30, 2020 compared to $190 per system for the same period in 2021 (2% increase).

Cost of Revenue—Other

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$4,996	$2,869	$2,127

Cost of revenue—other increased by $2.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to costs related to cash sales revenue, which began with the April 2021 acquisition of Sunstreet.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$4,985	$2,926	$2,059

Operations and maintenance expense increased by $2.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to higher meter replacement costs and property insurance, offset by lower property tax expense. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, decreased from $39 per system for the three months ended June 30, 2020 to $31 per system for the three months ended June 30, 2021 primarily due to decreases in impairments and loss on disposals of assets and property taxes.

General and Administrative Expense

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
General and administrative	$48,336	$28,133	$20,203

General and administrative expense increased by $20.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases of (a) $7.1 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (b) $3.7 million of provision for current expected credit losses, (c) $3.4 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth and the acquisition of personnel from SunStreet, (d) $1.9 million in consultants, contractors, and professional fees and (e) $1.5 million of transaction costs related to the Acquisition.

Other Operating Expense (Income)

Other operating expense (income) increased by $4.1 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the change in the fair value of certain financial instruments.

Interest Expense, Net

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest expense, net	$50,109	$30,532	$19,577

Interest expense, net increased by $19.6 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to increases in unrealized losses on interest rate swaps of $18.8 million, amortization of deferred financing costs of $4.8 million and amortization of debt discounts of $1.4 million. These were partially offset by a decrease in realized losses on swaps of $5.6 million.

Interest Income

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest income	$7,988	$6,680	$1,308

Interest income increased by $1.3 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 13,300 for the three months ended June 30, 2020 to approximately 24,600 for the three months ended June 30, 2021. On a weighted average number of systems basis, loan interest income decreased from $494 per system for the three months ended June 30, 2020 to $320 per system for the three months ended June 30, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net increased by $9.8 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to a make whole payment related to the early repayment of one of our solar asset-backed notes securitizations.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended June 30, 2021 and 2020. See "—Components of Results of Operations—Income Tax".

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $595,000 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Results of Operations—Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$107,832	$72,619	$35,213

Operating expense:
Cost of revenue—depreciation	35,956	27,007	8,949
Cost of revenue—other	6,230	3,912	2,318
Operations and maintenance	8,605	5,145	3,460
General and administrative	90,656	56,026	34,630
Other operating expense (income)	4,034	(22)	4,056
Total operating expense, net	145,481	92,068	53,413

Operating loss	(37,649)	(19,449)	(18,200)

Interest expense, net	58,160	97,850	(39,690)
Interest income	(15,168)	(11,300)	(3,868)
Loss on extinguishment of long-term debt, net	9,824	—	9,824
Other income	(129)	(266)	137
Loss before income tax	(90,336)	(105,733)	15,397

Income tax	—	—	—
Net loss	(90,336)	(105,733)	15,397
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	6,043	(9,400)	15,443
Net loss attributable to stockholders	$(96,379)	$(96,333)	$(46)

Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
PPA revenue	$43,084	$32,555	$10,529
Lease revenue	33,920	23,880	10,040
SREC revenue	17,790	13,098	4,692
Cash sales revenue	6,938	—	6,938
Loan revenue	2,874	1,233	1,641
Other revenue	3,226	1,853	1,373
Total	$107,832	$72,619	$35,213

Revenue increased by $35.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales) increased from approximately 72,700 for the six months ended June 30, 2020 to approximately 109,300 for the six months ended June 30, 2021. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $802 per system for the six months ended June 30, 2020 to $734 per system for the same period in 2021 (8% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue increased by $4.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of an increase in the number of solar energy systems in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $99 per system for the six months ended June 30, 2020 to $127 per system for the same period in 2021 (28% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$35,956	$27,007	$8,949

Cost of revenue—depreciation increased by $8.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 72,700 for the six months ended June 30, 2020 to approximately 94,500 for the six months ended June 30, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $371 per system for the six months ended June 30, 2020 compared to $380 per system for the same period in 2021 (2% increase).

Cost of Revenue—Other

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$6,230	$3,912	$2,318

Cost of revenue—other increased by $2.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to costs related to cash sales revenue, which began with the April 2021 acquisition of Sunstreet.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$8,605	$5,145	$3,460

Operations and maintenance expense increased by $3.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to higher meter replacement costs and property insurance, offset by lower property tax expense. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, remained relatively flat at $70 per system for the six months ended June 30, 2020 and June 30, 2021.

General and Administrative Expense

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
General and administrative	$90,656	$56,026	$34,630

General and administrative expense increased by $34.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increases of (a) $11.0 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the acquisition of personnel from SunStreet, (b) $7.1 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (c) $5.5 million of transaction costs related to the Acquisition, (d) $5.2 million of provision for current expected credit losses and (e) $2.4 million in consultants, contractors, and professional fees.

Other Operating Expense (Income)

Other operating expense (income) increased by $4.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the change in the fair value of certain financial instruments.

Interest Expense, Net

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest expense, net	$58,160	$97,850	$(39,690)

Interest expense, net decreased by $39.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was primarily due to a decrease in realized losses on interest rate swaps of $36.9 million due to the termination of certain debt facilities in 2020, an increase in unrealized gains on interest rate swaps of $7.5 million and a decrease in amortization of debt discounts of $1.6 million. These were partially offset by increases in amortization of deferred financing costs of $3.4 million and interest expense of $2.5 million due to an increase in the principal debt balance after entering into new financing arrangements.

Interest Income

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Interest income	$15,168	$11,300	$3,868

Interest income increased by $3.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 12,500 for the six months ended June 30, 2020 to approximately 22,700 for the six months ended June 30, 2021. On a weighted average number of systems basis, loan interest income decreased from $875 per system for the six months ended June 30, 2020 to $659 per system for the six months ended June 30, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net increased by $9.8 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to a make whole payment related to the early repayment of one of our solar asset-backed notes securitizations.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the six months ended June 30, 2021 and 2020. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $15.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had total cash of $469.1 million, of which $368.6 million was unrestricted, and $294.4 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. For a discussion of cash requirements from contractual and other obligations, see Note 15, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2021, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of June 30, 2021, we had undrawn committed capital of approximately $239.8 million under our tax equity funds, which may only be used to purchase and install solar energy systems. Additionally, in connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million to four Sunnova tax equity funds, each formed annually during a period of four consecutive years commencing in 2021. In April 2021, we admitted tax equity investors with a total capital commitment of approximately $75.0 million. In May 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. In July 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million.

Warehouse and Other Debt Financings

In January 2021, we amended the revolving credit facility entered into in September 2019 associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In February 2021, two of our subsidiaries used proceeds from the HELV Notes (as defined below) to repay $107.3 million and $29.5 million in aggregate principal amounts outstanding under their financing arrangements. In March 2021, we amended the revolving credit facility entered into in April 2017 to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million. In April 2021, in connection with the Acquisition, we entered into an arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months. In May 2021, one of our subsidiaries used proceeds from the 0.25% convertible senior notes to fully repay the aggregate principal amount outstanding under its financing arrangement of $48.2 million and the credit facility was terminated. In July 2021, two of our subsidiaries used proceeds from the HELVI Notes to repay $144.0 million and $24.9 million in aggregate principal amounts outstanding under their financing arrangements.

Securitizations

In February 2021, one of our subsidiaries issued $150.1 million in aggregate principal amount of Series 2021-A Class A solar loan-backed notes and $38.6 million in aggregate principal amount of Series 2021-A Class B solar loan-backed notes (collectively, the "HELV Notes") with a maturity date of February 2048. The HELV Notes bear interest at an annual rate of 1.80% and 3.15% for the Class A and Class B notes, respectively. In June 2021, one of our subsidiaries issued $319.0 million in aggregate principal amount of Series 2021-1 solar asset-backed notes with a maturity date of April 2056. The SOLIII Notes bear interest at an annual rate of 2.58%. In June 2021, we used proceeds from the SOLIII Notes to fully repay the aggregate principal amount outstanding on our Series 2017-1 solar asset-backed notes of $205.7 million and terminated the credit facility.

In July 2021, one of our subsidiaries issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes with a maturity date of July 2048. The HELVI Notes bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively.

Convertible Senior Notes

In January and February 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. As of February 23, 2021, all of the holders of our 9.75% convertible senior notes have converted their notes into common stock. As such, there are no longer any 9.75% convertible senior notes outstanding. In May 2021, we issued and sold an aggregate principal amount of $575.0 million of our 0.25% convertible senior notes in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $560.6 million. The 0.25% convertible senior notes mature in December 2026 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 0.25% convertible senior notes, we used proceeds of $91.7 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $60.00 per share, subject to adjustments.

Historical Cash Flows—Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(110,684)	$(82,928)	$(27,756)
Net cash used in investing activities	(509,189)	(357,597)	(151,592)
Net cash provided by financing activities	711,078	474,661	236,417
Net increase in cash and restricted cash	$91,205	$34,136	$57,069

Operating Activities

Net cash used in operating activities increased by $27.8 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $32.8 million and payments to dealers for exclusivity and other bonus arrangements of $3.2 million. This increase is offset by a decrease in net outflows of $0.8 million in 2021 compared to net outflows of $42.4 million in 2020 based on: (a) our net loss of $90.3 million in 2021 excluding non-cash operating items of $89.5 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net losses on fair value instruments and equity-based compensation charges, which results in net outflows of $0.8 million and (b) our net loss of $105.7 million in 2020 excluding non-cash operating items of $63.4 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives and equity-based compensation charges, which results in net outflows of $42.4 million. These net differences between the two periods resulted in a net change in operating cash flows of $41.6 million in 2021 compared to 2020.

Investing Activities

Net cash used in investing activities increased by $151.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily a result of an increase in payments for investments and customer notes receivable of $305.5 million in 2021 compared to $99.0 million in 2020. This increase is partially offset by purchases of property and equipment, primarily solar energy systems, of $236.3 million in 2021 compared to $274.3 million in 2020 and proceeds from customer notes receivable of $30.9 million (of which $24.1 million was prepaid) in 2021 compared to $15.1 million (of which $12.0 million was prepaid) in 2020.

Financing Activities

Net cash provided by financing activities increased by $236.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily a result of increases in net borrowings under our debt facilities of $704.7 million in 2021 compared to $305.2 million in 2020 and proceeds from the issuance of common stock with net inflows of $9.8 million in 2021 compared to net outflows of $0.1 million in 2020. This increase is partially offset by the purchase of capped call transactions of $91.7 million in 2021, net proceeds from the equity component of a debt instrument of $73.7 million in 2020 and a decrease in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $110.3 million in 2021 compared to $118.1 million in 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

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

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with our principles of consolidation, acquisitions, the estimated useful life of our solar energy systems, the valuation assumptions regarding AROs and the valuation assumptions regarding redeemable noncontrolling interests and noncontrolling interests have the greatest subjectivity and impact on our interim financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $548,000 and $1.0 million for the three and six months ended June 30, 2021.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2021, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We completed the acquisition of SunStreet in April 2021. We will exclude SunStreet's internal control over financial reporting from the scope of management's 2021 annual assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

In connection with the Acquisition, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 except as described below.

Risks Related to Our Business

Increases in the cost or reduction in supply of PV system and energy storage system components due to tariffs imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. While historically our dealers have purchased a number of these products from manufacturers in China, currently such purchases are immaterial and sourced from manufacturers in other jurisdictions. If these alternative sources are no longer available on competitive terms in the future, we and our dealers may seek to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which our dealers currently purchase equipment, which could reduce its ability to offer competitive pricing to potential customers.

The antidumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the U.S. Trade Representative (the "USTR") imposed tariffs on $200 billion worth of imports from China, including inverters and certain alternating current modules and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In addition, in January 2018, the President of the United States announced, effective February 7, 2018, the imposition of a global 30% ad valorem tariff, with certain qualifications and exceptions, on certain imported solar cells and modules, which steps down by five percentage points each year and then phases out in 2022. Since such actions increase the cost of imported solar products, to the extent we or our dealers use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the U.S. Department of Commerce's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, on June 23, 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce silica-based products (such as polysilicon) made by Hoshine Silicon Industry Co. Ltd. and related companies, as well as goods made using those products, based on allegations relating to Hoshine labor practices in the XUAR to manufacture such products. Although we maintain policies and procedures to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

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

We are subject to counterparty credit risk with respect to the capped call transactions.

In connection with the pricing of the 0.25% convertible senior notes, we entered into privately negotiated capped call transactions with certain financial institutions (the "option counterparties"). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, with respect to such option counterparty's obligations under the relevant capped call transaction, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of any of the option counterparties.

Risks Related to Our Common Stock

The capped call transactions may affect the value of our common stock.

The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, we expect the option counterparties or their respective affiliates to purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 0.25% convertible senior notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 0.25% convertible senior notes (and are likely to do so during the observation period for conversions of the 0.25% convertible senior notes following September 1, 2026 or following any repurchase of the 0.25% convertible senior notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Indenture, dated May 20, 2021, between Sunnova Energy International Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 21, 2021).
4.2	Form of 0.25% Convertible Senior Note due 2026 (included in Exhibit 4.1).
4.3∞	Indenture, between Sunnova Sol III Issuer, LLC and Wilmington Trust, National Association, dated June 17, 2021.
10.1∞
First Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated May 6, 2021.

10.2
Purchase Agreement, dated May 17, 2021, by and among Sunnova Energy International Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 21, 2021).

10.3	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 21, 2021).
10.4	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2021).
10.5∞	Note Purchase Agreement, by and among Sunnova Sol III Issuer, LLC, Sunnova Sol III Depositor, LLC, Sunnova Energy Corporation and Credit Suisse Securities (USA) LLC, dated June 11, 2021.
10.6
Second Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated June 17, 2021.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: July 29, 2021	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)