Form 10-Q
period 2021-09-30
Sunnova Energy International Inc.
filed 2021-10-28
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The registrant had 112,266,452 shares of common stock outstanding as of October 25, 2021.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash	$408,156	$209,859
Accounts receivable—trade, net	25,440	10,243
Accounts receivable—other	24,318	21,378
Other current assets, net of allowance of $1,301 and $707 as of September 30, 2021 and December 31, 2020, respectively	259,773	215,175
Total current assets	717,687	456,655

Property and equipment, net	2,737,619	2,323,169
Customer notes receivable, net of allowance of $31,234 and $16,961 as of September 30, 2021 and December 31, 2020, respectively	962,497	513,386
Intangible assets, net	197,763	49
Goodwill	13,150	—
Other assets	431,699	294,324
Total assets (1)	$5,060,415	$3,587,583

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$53,612	$39,908
Accrued expenses	57,894	34,049
Current portion of long-term debt	118,589	110,883
Other current liabilities	33,099	26,014
Total current liabilities	263,194	210,854

Long-term debt, net	2,932,123	1,924,653
Other long-term liabilities	372,924	171,395
Total liabilities (1)	3,568,241	2,306,902

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	142,377	136,124

Stockholders' equity:
Common stock, 112,264,654 and 100,412,036 shares issued as of September 30, 2021 and December 31, 2020, respectively, at $0.0001 par value	11	10
Additional paid-in capital—common stock	1,600,940	1,482,716
Accumulated deficit	(505,793)	(530,995)
Total stockholders' equity	1,095,158	951,731
Noncontrolling interests	254,639	192,826
Total equity	1,349,797	1,144,557
Total liabilities, redeemable noncontrolling interests and equity	$5,060,415	$3,587,583

(1) The consolidated assets as of September 30, 2021 and December 31, 2020 include $1,894,232 and $1,471,796, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $22,359 and $13,407 as of September 30, 2021 and December 31, 2020, respectively; accounts receivable—trade, net of $6,089 and $2,953 as of September 30, 2021 and December 31, 2020, respectively; accounts receivable—other of $663 and $583 as of September 30, 2021 and December 31, 2020, respectively; other current assets of $205,632 and $182,646 as of September 30, 2021 and December 31, 2020, respectively; property and equipment, net of $1,634,903 and $1,257,953 as of September 30, 2021 and December 31, 2020, respectively; and other assets of $24,586 and $14,254 as of September 30, 2021 and December 31, 2020, respectively. The consolidated liabilities as of September 30, 2021 and December 31, 2020 include $42,466 and $32,345, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $5,415 and $2,744 as of September 30, 2021 and December 31, 2020, respectively; accrued expenses of $112 and $827 as of September 30, 2021 and December 31, 2020, respectively; other current liabilities of $3,089 and $3,284 as of September 30, 2021 and December 31, 2020, respectively; and other long-term liabilities of $33,850 and $25,490 as of September 30, 2021 and December 31, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$68,901	$50,177	$176,733	$122,796

Operating expense:
Cost of revenue—depreciation	19,665	15,113	55,621	42,120
Cost of revenue—other	7,342	1,403	13,572	5,315
Operations and maintenance	6,035	3,469	14,640	8,614
General and administrative	53,372	28,549	144,028	84,575
Other operating income	(9,337)	(6)	(5,303)	(28)
Total operating expense, net	77,077	48,528	222,558	140,596

Operating income (loss)	(8,176)	1,649	(45,825)	(17,800)

Interest expense, net	26,588	29,954	84,748	127,804
Interest income	(9,098)	(5,999)	(24,266)	(17,299)
Loss on extinguishment of long-term debt, net	—	50,721	9,824	50,721
Other (income) expense	189	91	60	(175)
Loss before income tax	(25,855)	(73,118)	(116,191)	(178,851)

Income tax expense	64	176	64	176
Net loss	(25,919)	(73,294)	(116,255)	(179,027)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	1,622	(9,113)	7,665	(18,513)
Net loss attributable to stockholders	$(27,541)	$(64,181)	$(123,920)	$(160,514)

Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.73)	$(1.12)	$(1.88)
Weighted average common shares outstanding—basic and diluted	112,159,698	87,768,712	110,185,333	85,276,841

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(116,255)	$(179,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62,286	47,811
Impairment and loss on disposals, net	3,522	1,768
Amortization of intangible assets	14,111	22
Amortization of deferred financing costs	11,556	6,781
Amortization of debt discount	8,231	12,205
Non-cash effect of equity-based compensation plans	13,937	8,389
Non-cash payment-in-kind interest on loan	—	780
Unrealized (gain) loss on derivatives	(5,574)	2,755
Unrealized gain on fair value instruments	(4,665)	(165)
Loss on extinguishment of long-term debt, net	9,824	50,721
Other non-cash items	12,622	10,544
Changes in components of operating assets and liabilities:
Accounts receivable	(27,194)	(2,785)
Other current assets	(99,731)	(10,688)
Other assets	(41,404)	(32,541)
Accounts payable	(5,226)	(3,274)
Accrued expenses	19,923	(8,566)
Other current liabilities	(1,617)	(2,781)
Other long-term liabilities	(1,193)	(3,745)
Net cash used in operating activities	(146,847)	(101,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(344,044)	(439,855)
Payments for investments and customer notes receivable	(553,475)	(180,725)
Proceeds from customer notes receivable	47,300	25,028
State utility rebates and tax credits	418	327
Other, net	2,620	950
Net cash used in investing activities	(847,181)	(594,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,890,185	1,182,912
Payments of long-term debt	(815,710)	(667,670)
Payments on notes payable	(34,555)	(3,017)
Payments of deferred financing costs	(27,031)	(18,317)
Payments of debt discounts	(2,324)	(3,132)
Purchase of capped call transactions	(91,655)	—
Proceeds from issuance of common stock, net	9,911	4,269
Proceeds from equity component of debt instrument, net	—	73,657
Contributions from redeemable noncontrolling interests and noncontrolling interests	226,432	197,360
Distributions to redeemable noncontrolling interests and noncontrolling interests	(10,407)	(4,484)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(8,159)	(4,108)
Other, net	(283)	(1)
Net cash provided by financing activities	1,136,404	757,469
Net increase in cash and restricted cash	142,376	61,398
Cash and restricted cash at beginning of period	377,893	150,291
Cash and restricted cash at end of period	520,269	211,689
Restricted cash included in other current assets	(52,042)	(54,096)
Restricted cash included in other assets	(60,071)	(72,958)
Cash at end of period	$408,156	$84,635

	Nine Months Ended September 30,
	2021	2020
Non-cash investing and financing activities:
Change in receivables for dealers in a net receivable position, state utility rebates and state tax credits related to purchases of property and equipment	$(9,612)	$6,165
Change in accounts payable and accrued expenses related to purchases of property and equipment	$50,057	$7,603
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(37,086)	$(12,429)
Non-cash conversion of convertible senior notes for common stock	$95,648	$84,196

Supplemental cash flow information:
Cash paid for interest	$70,415	$69,058
Cash paid for income taxes	$94	$58

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2019	$127,129	83,980,885	$8	$1,007,751	$(361,824)	$645,935	$45,176	$691,111
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	1,576	—	—	—	(71,075)	(71,075)	(7,505)	(78,580)
Issuance of common stock, net	—	45,405	—	214	—	214	—	214
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,170	—	—	—	—	—	99,172	99,172
Distributions to redeemable noncontrolling interests	(1,373)	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	(894)	(894)
Equity in subsidiaries attributable to parent	145	—	—	—	24,164	24,164	(24,309)	(145)
Equity-based compensation expense	—	—	—	2,690	—	2,690	—	2,690
Other, net	(44)	—	—	—	—	—	(3)	(3)
March 31, 2020	130,790	84,026,290	8	1,010,655	(418,643)	592,020	111,637	703,657
Net income (loss)	2,869	—	—	—	(25,258)	(25,258)	(6,340)	(31,598)
Issuance of common stock, net	—	29,742	—	558	—	558	—	558
Equity component of debt instrument, net	—	—	—	73,657	—	73,657	—	73,657
Contributions from noncontrolling interests	—	—	—	—	—	—	18,311	18,311
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,211)	—	—	—	—	—	(16)	(16)
Costs related to noncontrolling interests	—	—	—	—	—	—	(604)	(604)
Equity in subsidiaries attributable to parent	(68)	—	—	—	17,358	17,358	(17,290)	68
Equity-based compensation expense	—	—	—	3,354	—	3,354	—	3,354
Other, net	193	—	—	(1)	—	(1)	34	33
June 30, 2020	132,573	84,056,032	8	1,088,223	(426,543)	661,688	105,732	767,420
Net income (loss)	4,268	—	—	—	(64,181)	(64,181)	(13,381)	(77,562)
Issuance of common stock, net	—	7,069,044	1	152,919	—	152,920	—	152,920
Equity component of debt instrument, net	—	—	—	(44,808)	—	(44,808)	—	(44,808)
Contributions from redeemable noncontrolling interests and noncontrolling interests	279	—	—	—	—	—	76,428	76,428
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,111)	—	—	—	—	—	(773)	(773)
Costs related to noncontrolling interests	—	—	—	—	—	—	(1,007)	(1,007)
Equity in subsidiaries attributable to parent	(718)	—	—	—	14,629	14,629	(13,911)	718
Equity-based compensation expense	—	—	—	2,345	—	2,345	—	2,345
Other, net	556	—	—	1	—	1	(210)	(209)
September 30, 2020	$135,847	91,125,076	$9	$1,198,680	$(476,095)	$722,594	$152,878	$875,472

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	137,122	108,553,802	11	1,547,375	(524,511)	1,022,875	200,910	1,223,785
Net income (loss)	4,236	—	—	—	(63,396)	(63,396)	(7,112)	(70,508)
Issuance of common stock, net	—	3,431,715	—	138,020	—	138,020	—	138,020
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from noncontrolling interests	—	—	—	—	—	—	75,808	75,808
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,128)	—	—	—	—	—	(2,300)	(2,300)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,035)	(3,035)
Equity in subsidiaries attributable to parent	2	—	—	—	57,971	57,971	(57,973)	(2)
Equity-based compensation expense	—	—	—	2,920	—	2,920	—	2,920
Other, net	(47)	—	—	(1)	—	(1)	(654)	(655)
June 30, 2021	140,185	111,985,517	11	1,596,659	(529,936)	1,066,734	205,644	1,272,378
Net income (loss)	3,332	—	—	—	(27,541)	(27,541)	(1,710)	(29,251)
Issuance of common stock, net	—	279,137	—	1,188	—	1,188	—	1,188
Contributions from noncontrolling interests	—	—	—	—	—	—	109,822	109,822
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,146)	—	—	—	—	—	(3,000)	(3,000)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,037)	(3,037)
Equity in subsidiaries attributable to parent	5	—	—	—	51,683	51,683	(51,688)	(5)
Equity-based compensation expense	—	—	—	3,093	—	3,093	—	3,093
Other, net	1	—	—	—	1	1	(1,392)	(1,391)
September 30, 2021	$142,377	112,264,654	$11	$1,600,940	$(505,793)	$1,095,158	$254,639	$1,349,797

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential solar and energy storage service provider, serving over 176,000 customers in more than 25 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

Our recently completed acquisition of SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), focuses primarily on solar energy systems and energy storage systems for homebuilders. The acquisition enhanced our position in the new homebuilder market. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduce customer acquisition costs, provide a multi-year supply of homesites through the development of new home solar communities and develop clean and resilient residential microgrids across the U.S.

We provide our services through long-term residential solar service agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system or energy storage system with financing provided by us (a "loan"). We also enable customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically 10, 15, 20 or 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one ten-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2021, we have raised more than $8.8 billion in total capital commitments from equity, debt and tax equity investors.

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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing through the end of 2021, if these shortages and delays persist into 2022, they could impact the timing of when solar energy systems and energy storage systems can be installed and when we can acquire and begin to generate revenue from those systems. We cannot predict the full impact the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of September 30, 2021, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$858	$773	$912	$960
Impact of ASC 326 adoption	—	—	—	(240)
Provision for current expected credit losses	485	458	1,322	1,337
Write off of uncollectible accounts	(424)	(419)	(1,410)	(1,267)
Recoveries	54	17	148	39
Other, net	—	—	1	—
Balance at end of period	$973	$829	$973	$829

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables related to the sale of inventory.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters, modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically sold to dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) expense to cost of sales if sold directly, (c) capitalize to property and equipment when installed on an existing home or (d) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to market value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Energy storage systems and components	$35,297	$18,122
Modules and inverters	73,317	83,904
Homebuilder construction in progress	25,072	—
Meters and modems	1,203	563
Total	$134,889	$102,589

Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Changes in fair value of the contingent consideration are included in other operating income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$—	$—
Additions	90,400	—
Change in fair value	(4,726)	—
Balance at end of period	$85,674	$—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
PPA revenue	$25,359	$19,713	$68,443	$52,268
Lease revenue	17,845	13,115	51,765	36,995
Solar renewable energy certificate revenue	12,858	14,147	30,648	27,245
Cash sales revenue	8,680	—	15,618	—
Loan revenue	2,126	788	5,000	2,021
Other revenue	2,033	2,414	5,259	4,267
Total	$68,901	$50,177	$176,733	$122,796

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.9 billion as of September 30, 2021, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2021 and December 31, 2020. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically ten years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of September 30, 2021, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations from the loan program which will be recognized on a straight-line basis over the remaining term of the respective solar service agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of PPAs. Deferred revenue was $58.9 million as of December 31, 2019. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Loans	$212,882	$93,859
PPAs and leases	14,766	11,787
SRECs	—	1,163
Total (1)	$227,648	$106,809

(1) Of this amount, $11.5 million and $3.8 million is recorded in other current liabilities as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021 and 2020, we recognized revenue of $6.6 million and $5.0 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated amortization (see Note 10, Acquisitions). We amortize intangible assets to general and administrative expense using the straight-line method. The following table presents the detail of intangible assets as recorded in other assets in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2021	As of December 31, 2020
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$—
Customer relationships - servicing	10	3,471	—
Customer relationships - new customers	4	29,761	—
Trade name	15	11,899	—
Tax equity commitment	4	21,209	—
Software license	3	331	331
Trademark	3	68	68
Other	3	88	88
Intangible assets, gross		212,323	487
Less: accumulated amortization		(14,560)	(449)
Intangible assets, net		$197,763	$38

As of September 30, 2021, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
Remaining 2021	$7,243
2022	28,441
2023	28,432
2024	28,432
2025	18,876
2026 and thereafter	86,339
Total	$197,763

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2021	As of December 31, 2020
	(in years)	(in thousands)
Solar energy systems	35	$2,751,798	$2,298,427
Construction in progress		174,643	160,618
Asset retirement obligations	30	42,492	35,532
Information technology systems	3	37,760	35,077
Computers and equipment	3-5	2,464	1,727
Leasehold improvements	3-6	3,143	2,770
Furniture and fixtures	7	1,132	811
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		3,015,227	2,536,757
Less: accumulated depreciation		(277,608)	(213,588)
Property and equipment, net		$2,737,619	$2,323,169

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $243.9 million and $188.8 million as of September 30, 2021 and December 31, 2020, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Inventory	$134,889	$102,589
Restricted cash	52,042	73,020
Current portion of customer notes receivable	44,847	24,035
Other prepaid assets	16,590	8,645
Prepaid inventory	3,231	3,352
Deferred receivables	7,421	2,678
Current portion of other notes receivable	749	853
Other	4	3
Total	$259,773	$215,175

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Restricted cash	$60,071	$95,014
Construction in progress - customer notes receivable	209,884	85,604
Exclusivity and other bonus arrangements with dealers, net	79,912	55,709
Straight-line revenue adjustment, net	40,880	33,411
Other	40,952	24,586
Total	$431,699	$294,324

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Interest payable	$14,620	$17,718
Deferred revenue	11,479	3,754
Current portion of performance guarantee obligations	3,268	3,308
Current portion of operating and finance lease liability	1,955	1,206
Other	1,777	28
Total	$33,099	$26,014

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are recorded as either a reduction or addition in the carrying amount of the remaining unamortized asset and the ARO and either decrease or increase our depreciation and accretion expense amounts prospectively. The following table presents the changes in AROs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of September 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$41,788	$31,053
Additional obligations incurred	7,010	6,179
Accretion expense	2,094	1,577
Other	(69)	(58)
Balance at end of period	$50,823	$38,751

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Customer notes receivable	$1,039,879	$555,089
Allowance for credit losses	(32,535)	(17,668)
Customer notes receivable, net (1)	$1,007,344	$537,421
Estimated fair value, net	$1,014,038	$548,238

(1) Of this amount, $44.8 million and $24.0 million is recorded in other current assets as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$26,018	$13,543	$17,668	$1,091
Impact of ASC 326 adoption	—	—	—	9,235
Provision for current expected credit losses (1)	6,518	1,483	14,867	4,701
Write off of uncollectible accounts	—	(258)	—	(258)
Other, net	(1)	(1)	—	(2)
Balance at end of period	$32,535	$14,767	$32,535	$14,767

(1) In addition, we recognized $49,000 and $61,000 during the three months ended September 30, 2021 and 2020, respectively, and $165,000 and $123,000 during the nine months ended September 30, 2021 and 2020, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of September 30, 2021 and December 31, 2020, we invested $209.9 million and $85.6 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended September 30, 2021 and 2020, interest income related to our customer notes receivable was $8.9 million and $5.9 million, respectively. For the nine months ended September 30, 2021 and 2020, interest income related to our customer notes receivable was $23.9 million and $16.9 million, respectively. As of September 30, 2021 and December 31, 2020, accrued interest receivable related to our customer notes receivable was $2.9 million and $1.2 million, respectively. As of September 30, 2021 and December 31, 2020,

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual status. For the three months ended September 30, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 and $9,000, respectively, was written off by reversing interest income. For the nine months ended September 30, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 and $9,000, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
1-90 days past due	$16,151	$8,504
91-180 days past due	2,628	1,733
Greater than 180 days past due	8,973	6,855
Total past due	27,752	17,092
Not past due	1,012,127	537,997
Total	$1,039,879	$555,089

As of September 30, 2021 and December 31, 2020, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $11.6 million and $8.6 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Payment performance:
Performing	$518,854	$248,919	$125,156	$81,756	$28,772	$27,449	$1,030,906
Nonperforming (1)	60	1,231	1,692	2,222	2,206	1,562	8,973
Total	$518,914	$250,150	$126,848	$83,978	$30,978	$29,011	$1,039,879

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Helios Issuer, LLC ("HELI"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Moonroad Services Group, LLC ("MR"), Sunnova Sol III Issuer, LLC ("SOLIII") and Sunnova Helios VI Issuer, LLC ("HELVI"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30, 2021 Weighted Average Effective Interest Rates	As of September 30, 2021		Year Ended December 31, 2020 Weighted Average Effective Interest Rates	As of December 31, 2020
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
9.75% convertible senior notes	21.70%	$—	$—	14.53%	$95,648	$—
0.25% convertible senior notes	0.70%	575,000	—		—	—
Debt discount, net		(13,448)	—		(37,394)	—
Deferred financing costs, net		(580)	—		(239)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sunnova Energy Corporation
Notes payable	14.47%	—	—	7.14%	—	2,254
5.875% senior notes	6.29%	400,000	—		—	—
Debt discount, net		(4,877)	—		—	—
Deferred financing costs, net		(9,168)	—		—	—
HELI
Solar asset-backed notes	11.88%	—	—	6.55%	205,395	6,329
Debt discount, net		—	—		(2,241)	—
Deferred financing costs, net		—	—		(4,004)	—
EZOP
Revolving credit facility	3.73%	—	—	4.39%	171,600	—
Debt discount, net		(1,021)	—		(1,431)	—
HELII
Solar asset-backed notes	5.73%	217,465	8,952	5.71%	227,574	11,707
Debt discount, net		(37)	—		(42)	—
Deferred financing costs, net		(4,528)	—		(5,085)	—
RAYSI
Solar asset-backed notes	5.54%	116,835	5,370	5.49%	120,391	5,836
Debt discount, net		(1,230)	—		(1,376)	—
Deferred financing costs, net		(4,009)	—		(4,334)	—
HELIII
Solar loan-backed notes	4.92%	108,816	11,039	4.01%	122,047	13,065
Debt discount, net		(1,916)	—		(2,423)	—
Deferred financing costs, net		(1,839)	—		(2,326)	—
TEPH
Revolving credit facility	6.49%	218,950	—	5.81%	239,570	—
Debt discount, net		(4,158)	—		(3,815)	—
TEPINV
Revolving credit facility	22.16%	—	—	10.80%	25,240	29,464
Debt discount, net		—	—		(1,322)	—
Deferred financing costs, net		—	—		(1,758)	—
SOLI
Solar asset-backed notes	3.92%	371,264	15,491	3.91%	384,258	15,416
Debt discount, net		(104)	—		(113)	—
Deferred financing costs, net		(8,144)	—		(8,915)	—
HELIV
Solar loan-backed notes	4.19%	118,655	13,442	3.97%	129,648	16,515
Debt discount, net		(764)	—		(885)	—
Deferred financing costs, net		(3,453)	—		(3,905)	—
AP8
Revolving credit facility	6.38%	—	—	5.31%	42,047	4,386
SOLII
Solar asset-backed notes	3.43%	243,754	6,123	3.18%	248,789	5,911
Debt discount, net		(74)	—		(80)	—
Deferred financing costs, net		(5,362)	—		(5,866)	—
HELV
Solar loan-backed notes	2.44%	155,771	20,461		—	—
Debt discount, net		(877)	—		—	—
Deferred financing costs, net		(3,362)	—		—	—
MR
Note payable	6.04%	—	—		—	—
SOLIII
Solar asset-backed notes	2.72%	298,691	16,548		—	—
Debt discount, net		(136)	—		—	—
Deferred financing costs, net		(6,520)	—		—	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HELVI
Solar loan-backed notes	1.99%	186,184	21,163	—	—
Debt discount, net		(49)	—	—	—
Deferred financing costs, net		(3,606)	—	—	—
Total		$2,932,123	$118,589	$1,924,653	$110,883

Availability.    As of September 30, 2021, we had $501.8 million of available borrowing capacity under our various financing arrangements, consisting of $200.0 million under the EZOP revolving credit facility, $241.8 million under the TEPH revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of September 30, 2021, we were in compliance with all debt covenants under our financing arrangements.

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

SEI Debt.    During the nine months ended September 30, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. See Note 12, Stockholders' Equity.

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

Sunnova Energy Corporation Debt.    In August 2021, we issued and sold an aggregate principal amount of $400.0 million of our 5.875% senior notes ("5.875% senior notes") in a private placement at a discount to the initial purchasers of 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026.

TEPH Debt.    In January 2021, we amended the TEPH revolving credit facility to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In June 2021, proceeds from the SOLIII Notes (as defined below) were used to repay $105.1 million in aggregate principal amount outstanding of TEPH debt. In September 2021, we amended the TEPH revolving credit facility to, among other things, modify the hedging requirements to be based on borrowing capacity until March 2022, rather than amount currently borrowed.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the HELV Notes. The holders of the HELV Notes have no recourse to our other assets except as expressly set forth in the HELV Notes.

EZOP and AP8 Debt.    In February 2021, proceeds from the HELV Notes were used to repay $107.3 million and $29.5 million in aggregate principal amount of outstanding EZOP and AP8 debt, respectively. In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million. In July 2021, proceeds from the HELVI Notes (as defined below) were used to repay $144.0 million and $24.9 million in aggregate principal amount of outstanding EZOP and AP8 debt, respectively. In August 2021, the aggregate principal amount outstanding under the EZOP revolving credit facility of $38.0 million was fully repaid.

MR Debt.    In April 2021, in connection with the Acquisition, we entered into a note payable arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months (the "MR Note"). The aggregate principal amount of the MR Note was increased to $32.3 million as part of the purchase price adjustments in August 2021 (see Note 10, Acquisitions). In August 2021, the aggregate principal amount outstanding under the MR Note of $23.7 million was fully repaid.

TEPINV Debt.    In May 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility of $48.2 million was fully repaid using proceeds from the 0.25% convertible senior notes, all related interest rate swaps were unwound and the debt facility was terminated.

SOLIII Debt.    In June 2021, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIII, a special purpose entity, that issued $319.0 million in aggregate principal amount of Series 2021-1 solar asset-backed notes (the "SOLIII Notes") with a maturity date of April 2056. The SOLIII Notes were issued at a discount of 0.04% and bear interest at an annual rate equal to 2.58%. The cash flows generated by the solar energy systems of SOLIII's subsidiaries are used to service the quarterly principal and interest payments on the SOLIII Notes and satisfy SOLIII's expenses, and any remaining cash can be distributed to Sunnova Sol III Depositor, LLC, SOLIII's sole member. In connection with the SOLIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLIII pursuant to the sale and contribution agreement. SOLIII is also required to maintain certain reserve accounts for the benefit of the holders of the SOLIII Notes, each of which must remain funded at all times to the levels specified in the SOLIII Notes. The indenture requires SOLIII to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLIII Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLIII Notes have no recourse to our other assets except as expressly set forth in the SOLIII Notes.

HELI Debt.    In June 2021, the aggregate principal amount outstanding under the HELI solar asset-backed notes of $205.7 million was fully repaid using proceeds from the SOLIII Notes and the debt facility was terminated, which resulted in a loss on extinguishment of long-term debt of $9.8 million.

HELVI Debt.    In July 2021, we pooled and transferred eligible solar loans and the related receivables into HELVI, a special purpose entity, that issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes (collectively, the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B and bear interest at an annual rate of 1.62% and 2.01%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVI Notes and satisfy HELVI's expenses, and any remaining cash can be distributed to Sunnova Helios VI Depositor, LLC, HELVI's sole member. In connection with the HELVI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVI pursuant to the related sale and contribution agreement. HELVI is also required to maintain certain reserve accounts for the benefit of the holders of the HELVI Notes, each of which must be funded at all times to the levels specified in

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the HELVI Notes. The holders of the HELVI Notes have no recourse to our other assets except as expressly set forth in the HELVI Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 9.75% convertible senior notes	$—	$—	$95,648	$100,482
SEI 0.25% convertible senior notes	575,000	581,639	—	—
Sunnova Energy Corporation notes payable	—	—	2,254	2,254
Sunnova Energy Corporation 5.875% senior notes	400,000	399,098	—	—
HELI solar asset-backed notes	—	—	211,724	220,941
EZOP revolving credit facility	—	—	171,600	171,600
HELII solar asset-backed notes	226,417	257,547	239,281	286,579
RAYSI solar asset-backed notes	122,205	134,133	126,227	146,506
HELIII solar loan-backed notes	119,855	126,282	135,112	149,489
TEPH revolving credit facility	218,950	218,950	239,570	239,570
TEPINV revolving credit facility	—	—	54,704	54,704
SOLI solar asset-backed notes	386,755	393,949	399,674	427,511
HELIV solar loan-backed notes	132,097	127,399	146,163	145,433
AP8 revolving credit facility	—	—	46,433	46,433
SOLII solar asset-backed notes	249,877	238,087	254,700	254,674
HELV solar loan-backed notes	176,232	171,970	—	—
SOLIII solar asset-backed notes	315,239	313,403	—	—
HELVI solar loan-backed notes	207,347	203,530	—	—
Total (1)	$3,129,974	$3,165,987	$2,123,090	$2,246,176

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $79.3 million and $87.6 million as of September 30, 2021 and December 31, 2020, respectively.

For the EZOP, TEPH, TEPINV and AP8 debt, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value approximates the carrying amount due primarily to the short-term nature of the instruments. For the convertible senior notes, senior notes and the HELI, HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII and HELVI debt, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps on EZOP Debt.    During the nine months ended September 30, 2021 and 2020, EZOP unwound interest rate swaps with an aggregate notional amount of $131.7 million and $126.1 million, respectively, and recorded a realized loss of $68,000 and $6.2 million, respectively.

Interest Rate Swaps on TEPH Debt.    During the nine months ended September 30, 2021, TEPH unwound interest rate swaps with an aggregate notional amount of $121.3 million and recorded a realized loss of $1.6 million.

Interest Rate Cap on TEPINV Debt.    During the nine months ended September 30, 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility was fully repaid, TEPINV unwound the only outstanding interest rate cap with an aggregate notional amount of $36.6 million and recorded a realized gain of an immaterial amount.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2021				As of December 31, 2020
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	March 2021	July 2033	1.000%	$174,823	June 2020 - November 2020	September 2029 - February 2031	0.483% - 2.620%	$130,373
TEPH	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170	September 2018 - January 2023	January 2023 - January 2038	0.528% - 2.114%	202,272
TEPINV			—%	—	December 2019	December 2022	2.500%	51,025
Total				$444,993				$383,670

The following table presents the fair value of the interest rate swaps as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Other assets	$6,253	$—
Other long-term liabilities	(5,093)	(13,407)
Total, net	$1,160	$(13,407)

We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Realized loss	$586	$665	$1,693	$38,668
Unrealized (gain) loss	(2,642)	(1,788)	(5,574)	2,755
Total	$(2,056)	$(1,123)	$(3,881)	$41,423

(9) Income Taxes

Our effective income tax rate is 0% for the three and nine months ended September 30, 2021 and 2020. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2021 and December 31, 2020 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. We believe the Acquisition provides a new strategic path to further scale our residential solar business, reduce customer acquisition costs, provide a multi-year supply of homesites through the development of new home solar communities and develop clean and resilient residential microgrids across the U.S.

The purchase consideration was approximately $218.6 million, consisting of $128.2 million in the issuance of common stock shares and $90.4 million representing the fair value of contingent consideration based upon estimated new solar energy system installations through 2025 and the execution of certain binding agreements before the fifth anniversary of the closing of the Acquisition. Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones and achieving specified in-service levels. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the in-service target for each such year is achieved) or at the end of the four-year period (if the cumulative in-service target is achieved by the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. This earnout is recorded as contingent consideration. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares in two separate tranches, each of which has different criteria, if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities. One of these tranches is recorded as contingent consideration. The amount of contingent consideration that could be paid to Lennar has an estimated maximum value of $111.6 million and a minimum value of $0. These values were determined based on the projected average share price over the five year earnout period multiplied by the number of shares to be transferred to Lennar if the targets for purchased solar energy systems placed in service are achieved. In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers, subject to certain criteria and expected in-service levels for the year. The favorable terms of the Funding Commitment result in an intangible asset. During the nine months ended September 30, 2021, we incurred transaction costs of $7.1 million related to the Acquisition.

The fair value of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The fair value remains preliminary and may be adjusted if new information obtained regarding facts and circumstances that existed at the acquisition date warrants adjustments to the assets or liabilities initially recognized. Further adjustments to the fair value are expected as third-party and internal valuations are finalized, certain tax aspects of the transaction are completed and customary post-closing reviews are concluded during the measurement period attributable to the Acquisition. As a result, adjustments to the fair value of assets acquired, and in some cases the total purchase price, may be made to the fair values assigned. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. We estimated the fair value of the assets acquired at the acquisition date using a multi-period excess earnings methodology for customer relationships related to system sales and servicing, a cost savings methodology for customer relationships related to new customers, a relief from royalty methodology for the trade name and a discounted cash flow methodology for the tax equity commitment, all using Level 3 inputs.

During the third quarter of 2021, we made changes to our purchase price allocation for facts and circumstances that existed at the acquisition date relating to (a) the issuance of additional shares of common stock, (b) changes to the aggregate principal amount of the MR Note, (c) modifications to the forecasted cash flows for the intangible assets, (d) modifications to the estimated earnout consideration and (e) resulting changes to goodwill. The following table presents the fair value of the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
assets acquired and liabilities assumed, inclusive of the purchase price adjustments made in the third quarter of 2021, with the excess recorded as goodwill:

	Preliminary	Purchase Price Adjustments	As Adjusted
	(in thousands)
Cash	$503	$—	$503
Other current assets (includes inventory of $26,792 preliminary and $26,835 as adjusted)	33,519	43	33,562
Property and equipment	217	—	217
Intangible assets	207,124	4,712	211,836
Other assets	1,060	—	1,060
Total assets acquired	242,423	4,755	247,178
Accounts payable	3,762	—	3,762
Accrued expenses	3,766	814	4,580
Current portion of long-term debt	28,994	3,307	32,301
Other current liabilities	363	1	364
Other long-term liabilities	697	—	697
Total liabilities assumed	37,582	4,122	41,704
Net assets acquired, excluding goodwill	204,841	633	205,474
Purchase consideration	208,937	9,687	218,624
Goodwill	$4,096	$9,054	$13,150

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

(11) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of September 30, 2021 and December 31, 2020.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Stockholders' Equity

Common Stock

During the nine months ended September 30, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. In April 2021, we issued 3,095,329 shares of common stock in connection with the Acquisition. In August 2021, we issued an additional 27,526 shares of common stock in connection with the purchase price adjustments of the Acquisition. See Note 10, Acquisitions.

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

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2020	3,266,348	$16.06	5.82		$94,962
Granted	75,031	$40.50	9.47	$18.35
Exercised	(517,748)	$16.13			$16,158
Outstanding, September 30, 2021	2,823,631	$16.69	5.18		$46,444
Exercisable, September 30, 2021	2,748,600	$16.04	5.06		$46,444
Vested and expected to vest, September 30, 2021	2,823,631	$16.69	5.18		$46,444
Non-vested, September 30, 2021	75,031			$18.35

The number of stock options that vested during the three months ended September 30, 2021 and 2020 was 0 and 545,785, respectively. The number of stock options that vested during the nine months ended September 30, 2021 and 2020 was 0 and 915,501, respectively. The grant date fair value of stock options that vested during the three months ended September 30, 2021 and 2020 was $0 and $2.0 million, respectively. The grant date fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $0 and $3.2 million, respectively. As of September 30, 2021, there was $1.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted average period of 1.72 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,059,184	$11.95
Granted	570,794	$37.99
Vested	(913,434)	$16.71
Forfeited	(33,305)	$22.80
Outstanding, September 30, 2021	1,683,239	$17.99

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The number of restricted stock units that vested during the three months ended September 30, 2021 and 2020 was 240,010 and 416,537, respectively. The number of restricted stock units that vested during the nine months ended September 30, 2021 and 2020 was 913,434 and 443,620, respectively. The grant date fair value of restricted stock units that vested during the three months ended September 30, 2021 and 2020 was $2.9 million and $5.0 million, respectively. The grant date fair value of restricted stock units that vested during the nine months ended September 30, 2021 and 2020 was $15.3 million and $5.3 million, respectively. As of September 30, 2021, there was $25.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the weighted average period of 1.74 years.

(14) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(27,541)	$(64,181)	$(123,920)	$(160,514)

Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.73)	$(1.12)	$(1.88)
Weighted average common shares outstanding—basic and diluted	112,159,698	87,768,712	110,185,333	85,276,841

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-based compensation awards	4,574,364	6,006,791	4,727,081	6,176,162
Convertible senior notes	16,628,073	14,970,678	8,875,206	9,839,125

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

Performance Guarantee Obligations.    As of September 30, 2021, we recorded $4.8 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $3.3 million is recorded in other current liabilities and $1.5 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2020, we recorded $5.7 million relating to these guarantees, of which $3.3 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of September 30,
	2021	2020
	(in thousands)
Balance at beginning of period	$5,718	$6,468
Accruals for obligations issued	2,323	2,359
Settlements	(3,275)	(3,888)
Balance at end of period	$4,766	$4,939

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease expense	$401	$336	$1,164	$1,007
Finance lease expense:
Amortization expense	157	—	251	2
Interest on lease liabilities	14	—	24	—
Short-term lease expense	29	14	51	36
Variable lease expense	274	258	831	437
Total	$875	$608	$2,321	$1,482

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Right-of-use assets:
Operating leases	$8,411	$8,779
Finance leases	2,229	391
Total right-of-use assets	$10,640	$9,170

Current lease liabilities:
Operating leases	$1,280	$1,094
Finance leases	675	112
Long-term leases liabilities:
Operating leases	9,470	9,742
Finance leases	1,088	203
Total lease liabilities	$12,513	$11,151

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$883	$358
Operating cash flows from finance leases	24	—
Financing cash flows from finance leases	283	1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	452	—
Finance leases	2,089	—

(1)Includes reimbursements in 2021 of $423,000 for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2021	As of December 31, 2020
Weighted average remaining lease term (years):
Operating leases	7.60	8.47
Finance leases	3.57	3.99
Weighted average discount rate:
Operating leases	3.93%	3.93%
Finance leases	3.10%	3.39%

Future minimum lease payments under our non-cancelable leases as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2021	$423	$193
2022	1,704	662
2023	1,724	509
2024	1,616	364
2025	1,633	121
2026 and thereafter	5,984	—
Total	13,084	1,849
Amount representing interest	(1,807)	(86)
Amount representing leasehold incentives	(527)	—
Present value of future payments	10,750	1,763
Current portion of lease liability	(1,280)	(675)
Long-term portion of lease liability	$9,470	$1,088

Letters of Credit.    In connection with various security arrangements for an office lease, we have a letter of credit outstanding of $200,000 and $375,000, respectively, as of September 30, 2021 and December 31, 2020. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the consolidated balance sheets.

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

Dealer Commitments.    As of September 30, 2021 and December 31, 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $79.9 million and $55.7 million, respectively. Under these agreements, we paid $5.8 million and $7.7 million during the three months ended September 30, 2021 and 2020, respectively, and we paid $25.7 million and $24.4 million during the nine months ended September 30, 2021 and 2020, respectively. We

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2021	$4,955
2022	42,208
2023	18,625
2024	8,765
2025	938
2026 and thereafter	—
Total	$75,491

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

Purchase Commitments
(in thousands)
Remaining 2021	$—
2022	—
2023	26,008
2024	19,807
2025	—
2026 and thereafter	—
Total	$45,815

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of September 30, 2021 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2021	$6,599
2022	11,255
2023	13,509
2024	32
2025	7
2026 and thereafter	—
Total	$31,402

(16) Subsequent Events

TEPH Debt.    In October 2021, we amended the TEPH revolving credit facility to, among other things, update the LIBOR transition terms and transfer a portion of the loan commitment to an additional lender.

HELVII Debt.    In October 2021, we pooled and transferred eligible solar loans and the related receivables into Sunnova Helios VII Issuer, LLC ("HELVII"), a special purpose entity, that issued $68.4 million in aggregate principal amount of Series

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes (collectively, the "HELVII Notes") with a maturity date of October 2048. The HELVII Notes were issued at a discount of 0.04% for Class A, 0.03% for Class B and 0.01% for Class C and bear interest at an annual rate of 2.03%, 2.33% and 2.63%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVII Notes and satisfy HELVII's expenses, and any remaining cash can be distributed to Sunnova Helios VII Depositor, LLC, HELVII's sole member. In connection with the HELVII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVII pursuant to the related sale and contribution agreement. HELVII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVII Notes, each of which must be funded at all times to the levels specified in the HELVII Notes. The holders of the HELVII Notes have no recourse to our other assets except as expressly set forth in the HELVII Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2021, our Quarterly Reports on Form 10-Q filed with the SEC on April 29, 2021 and July 29, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential solar and energy storage service provider, serving over 176,000 customers in more than 25 United States ("U.S.") states and territories. Our goal is to be the leading provider of clean, affordable and reliable energy for consumers, and we operate with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our solar and solar plus energy storage service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

Our recently completed acquisition focuses primarily on solar energy systems and energy storage systems for homebuilders. The acquisition is expected to enhance our position in the new homebuilder market. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduce customer acquisition costs, provide a multi-year supply of homesites through the development of new home solar communities and develop clean and resilient residential microgrids across the U.S.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2021, we have raised more than $8.8 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We intend to expand our offerings to include complimentary products to our agreements as well as non-solar financing. Specifically, we plan to expand our offerings to include a non-solar loan program enabling customers to finance the purchase of energy related products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,030 megawatts of generation capacity and serving over 176,000 customers.

Recent Developments

Acquisition of SunStreet

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. In connection with the Acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage service provider for Lennar's new home communities with solar across the U.S. for a period of four years.

Earnout Agreement

Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones and achieving specified in-service levels. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the in-service target for each such year is achieved) or at the end of the four-year period (if the cumulative in-service target is achieved by the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities.

Tax Equity Commitment

In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers, subject to certain criteria and expected in-service levels for the year. Any amount not utilized during the first and second Contribution Years will increase the Funding Commitment during the third and fourth Contribution Year by that amount. Any amount not utilized during the third Contribution Year will increase the Funding Commitment during the fourth Contribution Year by that amount. In connection with the Funding Commitment, each of the tax equity funds will enter into typical tax equity fund transaction documentation, including development and purchase agreements, servicing agreements and limited liability company agreements. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing through the end of 2021, if these shortages and delays persist into 2022, they could impact the timing of when solar energy systems and energy storage systems can be installed and when we can acquire and begin to generate revenue from those systems. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted. See "Risk Factors—Risks Related to Our Business—We and our dealers depend on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for our solar energy systems. Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our or our dealers' ability to obtain components or technologies we use could result in sales and installation delays, cancelations and loss of customers." below.

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

In August 2021, the aggregate principal amount of the inventory financing relating to the Acquisition was increased to $32.3 million as part of the purchase price adjustments. In August 2021, the aggregate principal amount outstanding thereunder of $23.7 million was fully repaid. In September 2021, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds (the "TEPH revolving credit facility") to, among other things, modify the hedging requirements to be based on borrowing capacity until March 2022, rather than amount currently borrowed. In October 2021, we amended the TEPH revolving credit facility to, among other things, update the LIBOR transition terms and transfer a portion of the loan commitment to an additional lender. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In July 2021, one of our subsidiaries issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes (collectively, the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively. In October 2021, one of our subsidiaries issued $68.4 million in aggregate principal amount of Series 2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes (collectively, the "HELVII Notes") with a maturity date of October 2048. The HELVII Notes bear interest at an annual rate of 2.03%, 2.33% and 2.63% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

In August 2021, we issued and sold an aggregate principal amount of $400.0 million of our 5.875% senior notes ("5.875% senior notes") in a private placement at a discount to the initial purchasers of 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026. See "—Liquidity and Capital Resources—Financing Arrangements—Senior Notes" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through September 30, 2021, we have issued $2.4 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through September 30, 2021, we have received commitments of $1.2 billion through the use of tax equity funds, of which an aggregate of $855.1 million has been funded.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique individual possessing an in-service product that is subject to a Sunnova lease, PPA or loan agreement, or with respect to which Sunnova is obligated to perform a service under an active agreement between Sunnova and the individual or between Sunnova and a third party. For all solar energy systems installed by us, in-service means the related solar energy system and, if applicable, energy storage system, must have met all the requirements to begin operation and be interconnected to the electrical grid. For all products other than solar energy systems or energy storage systems, which are subject to a loan agreement between Sunnova and a customer, in-service means the customer is obligated to begin making payments to Sunnova under the loan agreement. We do not include in our number of customers any customer possessing a solar energy system or energy storage system under a lease, PPA or loan agreement that has reached mechanical completion but has not received permission to operate from the local utility or for whom we have terminated the contract and removed the solar energy system. We also do not include in our number of customers any customer that has been in default under his or her lease, PPA or loan agreement in excess of six months. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of September 30, 2021	As of December 31, 2020	Change
Number of customers	176,900	107,500	69,400

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of systems (excluding loan agreements and cash sales)	140,600	80,200	119,700	75,200
Weighted average number of systems with loan agreements	29,400	14,800	24,900	13,300
Weighted average number of systems with cash sales	700	—	300	—
Weighted average number of systems	170,700	95,000	144,900	88,500

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(25,919)	$(73,294)	$(116,255)	$(179,027)
Interest expense, net	26,588	29,954	84,748	127,804
Interest income	(9,098)	(5,999)	(24,266)	(17,299)
Income tax expense	64	176	64	176
Depreciation expense	21,961	16,997	62,286	47,811
Amortization expense	7,204	8	14,362	24
EBITDA	20,800	(32,158)	20,939	(20,511)
Non-cash compensation expense	3,093	2,345	13,937	8,389
ARO accretion expense	745	564	2,094	1,577
Financing deal costs	480	1,819	837	3,506
Natural disaster losses and related charges, net	—	—	—	31
Acquisition costs	1,565	—	7,053	—
Loss on extinguishment of long-term debt, net	—	50,721	9,824	50,721
Unrealized (gain) loss on fair value instruments	(8,834)	91	(4,665)	(165)
Amortization of payments to dealers for exclusivity and other bonus arrangements	832	488	2,089	1,235
Provision for current expected credit losses	6,567	1,544	15,032	4,824
Non-cash inventory impairments	—	—	982	—
Adjusted EBITDA	$25,248	$25,414	$68,122	$49,607

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income from customer notes receivable	$8,904	$5,939	$23,863	$16,879
Principal proceeds from customer notes receivable, net of related revenue	$14,333	$9,185	$42,408	$23,104

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$77,077	$48,528	$222,558	$140,596
Depreciation expense	(21,961)	(16,997)	(62,286)	(47,811)
Amortization expense	(7,204)	(8)	(14,362)	(24)
Non-cash compensation expense	(3,093)	(2,345)	(13,937)	(8,389)
ARO accretion expense	(745)	(564)	(2,094)	(1,577)
Financing deal costs	(480)	(1,819)	(837)	(3,506)
Natural disaster losses and related charges, net	—	—	—	(31)
Acquisition costs	(1,565)	—	(7,053)	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	(832)	(488)	(2,089)	(1,235)
Provision for current expected credit losses	(6,567)	(1,544)	(15,032)	(4,824)
Non-cash inventory impairments	—	—	(982)	—
Direct sales costs	(310)	—	(358)	—
Cost of revenue related to cash sales	(4,591)	—	(8,413)	—
Unrealized gain on fair value instruments	9,023	—	4,725	—
Adjusted Operating Expense	$38,752	$24,763	$99,840	$73,199
Adjusted Operating Expense per weighted average system	$227	$261	$689	$827

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of September 30, 2021 and December 31, 2020, calculated using a 4% discount rate.

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Estimated gross contracted customer value	$3,785	$2,997

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

Estimated Gross Contracted Customer Value
	As of September 30, 2021
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$4,078	$3,570	$3,184
0%	$4,370	$3,785	$3,345

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through September 30, 2021, we have raised more than $8.8 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that began construction during 2020 or begins construction in 2021 or 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. For installations in 2021, we purchased prior to 2020 substantially all the inverters that we estimated would be deployed under our lease and PPA agreements that we expected would allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Based on various market factors, however, not all solar energy systems installed in 2021 will qualify for the Section 48(a) ITC at 30%. For solar energy systems installed in 2021 not meeting all requirements for the 30% Section 48(a) ITC, such solar energy systems are expected to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal

Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

Cost of Solar Energy Systems. Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on imported solar modules, which may make it less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has remained steady and increased slightly for some suppliers due to several market variables, including COVID-19, raw material shortages and freight prices, but this still remains a potential area of growth for us.

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

SRECs. Each SREC represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. We sell SRECs to utilities and other third parties who use the SRECs to meet renewable portfolio standards and can do so separate from the actual electricity generated by the renewable-based generation source. We account for SRECs generated from solar energy systems owned by us, as opposed to those owned by our customers, as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify SRECs as inventory held until sold and delivered to third parties. We enter into economic hedges with major financial institutions related to expected production of SRECs through forward contracts to partially mitigate the risk of decreases in SREC market rates. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue upon the transfer of the SRECs to the counterparty. The costs related to the sales of SRECs are generally limited to fees for brokered transactions. Accordingly, the sale of SRECs in a period generally has a favorable impact on our operating results for that period. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically ten years.

Cost of Revenue—Depreciation. Cost of revenue—depreciation represents depreciation on solar energy systems under lease agreements and PPAs that have been placed in service.

Cost of Revenue—Other. Cost of revenue—other represents costs related to cash sales, costs to purchase SRECs on the open market, SREC broker fees and other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, costs for filing under the Uniform Commercial Code to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, losses on disposals and other impairments and impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Operating Income. Other operating income primarily represents changes in the fair value of certain financial instruments.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities and amortization of debt discounts and deferred financing costs.

Interest Income. Interest income represents interest income from the notes receivable under our loan program and income on short term investments with financial institutions.

Loss on Extinguishment of Long-Term Debt, Net. Loss on extinguishment of long-term debt, net resulted from a make-whole payment related to the early repayment of one of our solar asset-backed notes securitizations. See Note 7, Long-Term Debt, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Income) Expense. Other (income) expense primarily represents changes in the fair value of certain financial instruments.

Income Tax Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax expense includes the effects of taxes paid in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements and taxes paid in states with pass-through entity taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$68,901	$50,177	$18,724

Operating expense:
Cost of revenue—depreciation	19,665	15,113	4,552
Cost of revenue—other	7,342	1,403	5,939
Operations and maintenance	6,035	3,469	2,566
General and administrative	53,372	28,549	24,823
Other operating income	(9,337)	(6)	(9,331)
Total operating expense, net	77,077	48,528	28,549

Operating income (loss)	(8,176)	1,649	(9,825)

Interest expense, net	26,588	29,954	(3,366)
Interest income	(9,098)	(5,999)	(3,099)
Loss on extinguishment of long-term debt, net	—	50,721	(50,721)
Other expense	189	91	98
Loss before income tax	(25,855)	(73,118)	47,263

Income tax expense	64	176	(112)
Net loss	(25,919)	(73,294)	47,375
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	1,622	(9,113)	10,735
Net loss attributable to stockholders	$(27,541)	$(64,181)	$36,640

Revenue

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
PPA revenue	$25,359	$19,713	$5,646
Lease revenue	17,845	13,115	4,730
SREC revenue	12,858	14,147	(1,289)
Cash sales revenue	8,680	—	8,680
Loan revenue	2,126	788	1,338
Other revenue	2,033	2,414	(381)
Total	$68,901	$50,177	$18,724

Revenue increased by $18.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales)

increased from approximately 80,200 for the three months ended September 30, 2020 to approximately 140,600 for the three months ended September 30, 2021. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $439 per system for the three months ended September 30, 2020 to $322 per system for the same period in 2021 (27% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue decreased by $1.3 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of a decrease in SREC prices in New Jersey. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $53 per system for the three months ended September 30, 2020 to $72 per system for the same period in 2021 (36% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$19,665	$15,113	$4,552

Cost of revenue—depreciation increased by $4.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 80,200 for the three months ended September 30, 2020 to approximately 104,400 for the three months ended September 30, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $188 per system for the three months ended September 30, 2021 and 2020.

Cost of Revenue—Other

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$7,342	$1,403	$5,939

Cost of revenue—other increased by $5.9 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to costs related to cash sales revenue, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$6,035	$3,469	$2,566

Operations and maintenance expense increased by $2.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher impairments and losses on disposals of assets, property insurance costs and meter replacement costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, remained relatively flat at $43 per system for the three months ended September 30, 2021 and 2020.

General and Administrative Expense

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
General and administrative	$53,372	$28,549	$24,823

General and administrative expense increased by $24.8 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases of (a) $7.2 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (b) $6.2 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth and the acquisition of personnel from SunStreet, (c) $5.0 million of provision for current expected credit losses, (d) $2.2 million in consultants, contractors, and professional fees and (e) $1.6 million of transaction costs related to the Acquisition.

Other Operating Income

Other operating income increased by $9.3 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the change in the fair value of contingent consideration.

Interest Expense, Net

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest expense, net	$26,588	$29,954	$(3,366)

Interest expense, net decreased by $3.4 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This decrease was primarily due to decreases in amortization of debt discounts of $2.4 million and interest expense of $1.7 million due to more favorable terms of recent financing transactions.

Interest Income

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest income	$9,098	$5,999	$3,099

Interest income increased by $3.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 14,800 for the three months ended September 30, 2020 to approximately 29,400 for the three months ended September 30, 2021. On a weighted average number of systems basis, loan interest income decreased from $401 per system for the three months ended September 30, 2020 to $303 per system for the three months ended September 30, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $50.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the conversion of approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes that met the criteria for extinguishment accounting under GAAP during the three months ended September 30, 2020.

Income Tax Expense

Income tax expense decreased by $0.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $10.7 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to income attributable to noncontrolling interests from tax equity funds added in 2019 and 2020.

Results of Operations—Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$176,733	$122,796	$53,937

Operating expense:
Cost of revenue—depreciation	55,621	42,120	13,501
Cost of revenue—other	13,572	5,315	8,257
Operations and maintenance	14,640	8,614	6,026
General and administrative	144,028	84,575	59,453
Other operating income	(5,303)	(28)	(5,275)
Total operating expense, net	222,558	140,596	81,962

Operating loss	(45,825)	(17,800)	(28,025)

Interest expense, net	84,748	127,804	(43,056)
Interest income	(24,266)	(17,299)	(6,967)
Loss on extinguishment of long-term debt, net	9,824	50,721	(40,897)
Other (income) expense	60	(175)	235
Loss before income tax	(116,191)	(178,851)	62,660

Income tax expense	64	176	(112)
Net loss	(116,255)	(179,027)	62,772
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	7,665	(18,513)	26,178
Net loss attributable to stockholders	$(123,920)	$(160,514)	$36,594

Revenue

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
PPA revenue	$68,443	$52,268	$16,175
Lease revenue	51,765	36,995	14,770
SREC revenue	30,648	27,245	3,403
Cash sales revenue	15,618	—	15,618
Loan revenue	5,000	2,021	2,979
Other revenue	5,259	4,267	992
Total	$176,733	$122,796	$53,937

Revenue increased by $53.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales) increased from approximately 75,200 for the nine months ended September 30, 2020 to approximately 119,700 for the nine months ended September 30, 2021. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $1,244 per system for the nine months ended September 30, 2020 to $1,048 per system for the same period in 2021 (16% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue increased by $3.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of an increase in the number of solar energy systems in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $152 per system for the nine months ended September 30, 2020 to $201 per system for the same period in 2021 (32% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$55,621	$42,120	$13,501

Cost of revenue—depreciation increased by $13.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 75,200 for the nine months ended September 30, 2020 to approximately 97,800 for the nine months ended September 30, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $560 per system for the nine months ended September 30, 2020 compared to $569 per system for the same period in 2021 (2% increase).

Cost of Revenue—Other

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$13,572	$5,315	$8,257

Cost of revenue—other increased by $8.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to costs related to cash sales revenue, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$14,640	$8,614	$6,026

Operations and maintenance expense increased by $6.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to higher property insurance costs, impairments and losses on disposals of assets and meter replacement costs, offset by lower property tax expense. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, remained relatively flat at $114 per system for the nine months ended September 30, 2021 and 2020.

General and Administrative Expense

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
General and administrative	$144,028	$84,575	$59,453

General and administrative expense increased by $59.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases of (a) $17.3 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the acquisition of personnel from SunStreet, (b) $14.3 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (c) $10.2 million of provision for current expected credit losses, (d) $7.1 million of transaction costs related to the Acquisition and (e) $4.6 million in consultants, contractors, and professional fees.

Other Operating Income

Other operating income increased by $5.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the change in the fair value of contingent consideration.

Interest Expense, Net

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest expense, net	$84,748	$127,804	$(43,056)

Interest expense, net decreased by $43.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was primarily due to a decrease in realized losses on interest rate swaps of $37.0 million due to the termination of certain debt facilities in 2020, an increase in unrealized gains on interest rate swaps of $8.3 million and a decrease in amortization of debt discounts of $4.0 million. These were partially offset by an increase in amortization of deferred financing costs of $4.8 million.

Interest Income

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Interest income	$24,266	$17,299	$6,967

Interest income increased by $7.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 13,300 for the nine months ended September 30, 2020 to approximately 24,900 for the nine months ended September 30, 2021. On a weighted average number of systems basis, loan interest income decreased from $1,269 per system for the nine months ended September 30, 2020 to $958 per system for the nine months ended September 30, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $40.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the conversion of approximately $84.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes that met the criteria for extinguishment accounting under GAAP during the nine months ended September 30, 2020, offset by a make-whole payment related to the early repayment of one of our solar asset-backed notes securitizations during the nine months ended September 30, 2021.

Income Tax Expense

Income tax expense decreased by $0.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $26.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to income attributable to noncontrolling interests from tax equity funds added in 2019 and 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total cash of $520.3 million, of which $408.2 million was unrestricted, and $501.8 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. For a discussion of cash requirements from contractual and other obligations, see Note 15, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2021, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of September 30, 2021, we had undrawn committed capital of approximately $284.0 million under our tax equity funds, which may only be used to purchase and install solar energy systems. Additionally, in connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million to four Sunnova tax equity funds, each formed annually during a period of four consecutive years commencing in 2021. In April 2021, we admitted tax equity investors with a total capital commitment of approximately $75.0 million. In May 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. In July 2021, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million.

Warehouse and Other Debt Financings

In January 2021, we amended the TEPH revolving credit facility entered into in September 2019 associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In February 2021, two of our subsidiaries used proceeds from the HELV Notes (as defined below) to repay $107.3 million and $29.5 million in aggregate principal amounts outstanding under their financing arrangements. In March 2021, we amended the revolving credit facility entered into in April 2017 to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million. In April 2021, in connection with the Acquisition, we entered into an arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months (the "MR Note"). In May 2021, one of our subsidiaries used proceeds from the 0.25% convertible senior notes to fully repay the aggregate principal amount outstanding under its financing arrangement of $48.2 million and the credit facility was terminated. In July 2021, two of our subsidiaries used proceeds from the HELVI Notes to repay $144.0 million and $24.9 million in aggregate principal amounts outstanding under their financing arrangements. In August 2021, the aggregate principal amount of the MR Note was increased to $32.3 million as part of the purchase price adjustments. In August 2021, the aggregate principal amount outstanding under the MR Note of $23.7 million was fully repaid. In September 2021, we amended the TEPH revolving credit facility to, among other things, modify the hedging requirements to be based on borrowing capacity until March 2022, rather than amount currently borrowed. In October 2021, we amended the TEPH revolving credit facility to, among other things, update the LIBOR transition terms and transfer a portion of the loan commitment to an additional lender.

Securitizations

In February 2021, one of our subsidiaries issued $150.1 million in aggregate principal amount of Series 2021-A Class A solar loan-backed notes and $38.6 million in aggregate principal amount of Series 2021-A Class B solar loan-backed notes (collectively, the "HELV Notes") with a maturity date of February 2048. The HELV Notes bear interest at an annual rate of 1.80% and 3.15% for the Class A and Class B notes, respectively. In June 2021, one of our subsidiaries issued $319.0 million in aggregate principal amount of Series 2021-1 solar asset-backed notes (the "SOLIII Notes") with a maturity date of April 2056. The SOLIII Notes bear interest at an annual rate of 2.58%. In June 2021, we used proceeds from the SOLIII Notes to fully repay the aggregate principal amount outstanding on our Series 2017-1 solar asset-backed notes of $205.7 million and terminated the credit facility. In July 2021, one of our subsidiaries issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes with a maturity date of July 2048. The HELVI Notes bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively. In October 2021, one of our subsidiaries issued $68.4 million in aggregate principal amount of Series 2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes with a maturity date of October 2048. The HELVII Notes bear interest at an annual rate of 2.03%, 2.33% and 2.63% for the Class A, Class B and Class C notes, respectively.

Senior Notes

In January and February 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. As of February 23, 2021, all of the holders of our 9.75% convertible senior notes have converted their notes into common stock. As such, there are no longer any 9.75% convertible senior notes outstanding. In May 2021, we issued and sold an aggregate principal amount of $575.0 million of our 0.25% convertible senior notes in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $560.6 million. The 0.25% convertible senior notes mature in December 2026 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 0.25% convertible senior notes, we used proceeds of $91.7 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $60.00 per share, subject to adjustments. In August 2021, we issued and sold an aggregate principal amount of $400.0 million of our 5.875% senior notes ("5.875% senior notes") in a private placement at a discount to the initial purchasers of 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026.

Historical Cash Flows—Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(146,847)	$(101,796)	$(45,051)
Net cash used in investing activities	(847,181)	(594,275)	(252,906)
Net cash provided by financing activities	1,136,404	757,469	378,935
Net increase in cash and restricted cash	$142,376	$61,398	$80,978

Operating Activities

Net cash used in operating activities increased by $45.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $57.1 million and payments to dealers for exclusivity and other bonus arrangements of $1.3 million. This increase is offset by a decrease in net inflows of $9.6 million in 2021 compared to net outflows of $37.4 million in 2020 based on: (a) our net loss of $116.3 million in 2021 excluding non-cash operating items of $125.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net inflows of $9.6 million and (b) our net loss of $179.0 million in 2020 excluding non-cash operating items of $141.6 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, payment-in-kind interest on debt, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net outflows of $37.4 million. These net differences between the two periods resulted in a net change in operating cash flows of $47.0 million in 2021 compared to 2020.

Investing Activities

Net cash used in investing activities increased by $252.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily a result of an increase in payments for investments and customer notes receivable of $553.5 million in 2021 compared to $180.7 million in 2020. This increase is partially offset by purchases of property and equipment, primarily solar energy systems, of $344.0 million in 2021 compared to $439.9 million in 2020 and proceeds from customer notes receivable of $47.3 million (of which $35.1 million was prepaid) in 2021 compared to $25.0 million (of which $20.1 million was prepaid) in 2020.

Financing Activities

Net cash provided by financing activities increased by $378.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily a result of increases in net borrowings under our debt facilities of $1.0 billion in 2021 compared to $512.2 million in 2020, net contributions from our redeemable noncontrolling interests and noncontrolling interests of $216.0 million in 2021 compared to $192.9 million in 2020 and proceeds from the issuance of common stock of $9.9 million in 2021 compared to $4.3 million in 2020. This increase is partially offset by the purchase of capped call transactions of $91.7 million in 2021 and net proceeds from the equity component of a debt instrument of $73.7 million in 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements. We consolidate all our securitization vehicles and tax equity funds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $0.4 million and $1.4 million for the three and nine months ended September 30, 2021.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2021, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

In connection with the Acquisition, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021 except as described below.

Risks Related to Our Business

The phase-out of the London Interbank Offered Rate ("LIBOR") may adversely affect a portion of our outstanding debt.

In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions (the "ARRC"), has proposed a new index calculated by short term repurchase agreement, backed by Treasury securities called the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to USD LIBOR and has proposed a paced market transition plan to SOFR. In July 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for USD LIBOR. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of determining LIBOR, or the replacement of LIBOR with SOFR or an alternative floating borrowing rate, may adversely affect our borrowing costs. Certain of our debt instruments have interest rates that are LIBOR based and will not have matured prior to the phase-out of LIBOR. Although SOFR appears to be the preferred replacement rate of USD LIBOR at this time, we cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on the portion of our outstanding debt that is LIBOR based. Challenges in changing to a different borrowing rate may result in less favorable pricing on certain of our debt instruments and could have an adverse effect on our financial results and cash flows.

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

Our supply chain and operations (or those of our dealers) could be subject to natural disasters and other events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geo-political unrest and uncertainties. Human rights and forced labor issues in foreign countries and the U.S. government's response to them could disrupt our supply chain and our operations could be adversely impacted.

Historically, we and our dealers have relied on foreign suppliers for a number of solar energy system components, instruments and technologies that our dealers purchase. Our success in the future may be dependent on our dealers' ability to import or transport such products from overseas vendors in a timely and cost-effective manner. We and our dealers may rely heavily on third parties, including ocean carriers and truckers, both of which are experiencing disruptions, shortages and rate increases, in that process.

The global shipping industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. There is currently a shortage of shipping capacity from China and other parts of Asia, and as a result, our dealers’ receipt of imported products may be disrupted or delayed. The shipping industry is also experiencing issues with port congestion and pandemic-related port closures and ship diversions. Disruptions related to the global COVID-19 pandemic are expected to continue to affect trans-Pacific shipping from China, and we cannot predict when these disruptions will end. The global shipping industry is also experiencing unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. Our dealers may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs.

If our dealers cannot obtain substitute materials or components on a timely basis or on acceptable terms, they could be prevented from installing our solar energy systems within the time frames required in our customer contracts. Any such delays could increase our overall costs, reduce our profit, delay the timing for solar energy systems to be placed in service and ultimately have a material adverse effect on our business, financial condition and results of operations.

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

Increases in the cost or reduction in supply of PV system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.

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

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% - 250%. The Department of Commerce has not yet reached a decision on whether to investigate and is requesting additional information from the petitioners. If enacted, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

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

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the U.S. Department of Commerce's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, on June 23, 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. ("Hoshine") and related companies, as well as goods made using those products, based on allegations relating to Hoshine labor practices in the XUAR to manufacture such products. Additionally, proposed legislation in both the U.S. House of Representatives and the Senate seeks to ban the import of all goods from the XUAR over allegations of widespread, state-backed forced labor in the region. Although we maintain policies and procedures to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

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

The installation and operation of solar energy systems and energy storage systems depends heavily on suitable solar and meteorological conditions, which may be impacted by the effects of climate change. If meteorological conditions are unexpectedly unfavorable, the electricity production from our solar energy systems may be substantially below our expectations and our ability to timely deploy new solar energy systems and energy storage systems may be adversely impacted.

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period from our PPAs and the amount of our obligations under the performance guarantees of our solar service agreements are dependent in part on the amount of energy generated by solar energy systems under such solar service agreements. As a result, revenue derived from our standard PPAs is impacted by seasonally shorter daylight hours in winter months. In addition, the ability of our dealers to install solar energy systems and energy storage systems is impacted by weather. For example, the ability to install solar energy systems and energy storage systems during the winter months in the Northeastern U.S. is limited. Such solar, atmospheric and weather conditions can delay the timing of when solar energy systems and energy storage systems can be installed and when we can originate and begin to generate revenue from solar energy systems. This may increase our expenses and decrease revenue and cash receipts in the relevant periods. Furthermore, climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system and energy storage system. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

We may be subject to interruptions or failures in our information technology systems.

We rely on information technology systems and infrastructure to support our business. Any of these systems may be susceptible to damage or interruption due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. For example, we have in the past experienced cybersecurity attacks on our information technology systems or relating to software we utilize, and, while none to date have been material, we expect further attacks may occur in the future, some of which may be material. A compromise of our information technology systems or those with which we interact could harm our reputation and expose us to regulatory actions and claims from customers and other persons, any of which could adversely affect our business, financial condition, cash flows and results of operations. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
4.1	Indenture, dated July 27, 2021, among Sunnova Helios VI Issuer, LLC, and Wilmington Trust, National Association.
4.2	Form of 1.62% Solar Loan Backed Notes, Series 2021-B Class A Notes due 2028 (included in Exhibit 4.1).
4.3	Form of 2.01% Solar Loan Backed Notes, Series 2021-B Class B Notes due 2028 (included in Exhibit 4.1).
4.4
Indenture, dated August 17, 2021, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021).

4.5	Form of 5.875% Senior Note due 2026 (included in Exhibit 4.4).
10.1∞
Purchase Agreement, dated July 21, 2021, among Sunnova Helios VI Issuer, LLC, Sunnova Helios VI Depositor, LLC, Sunnova Energy Corporation, Credit Suisse Securities (USA) LLC and Popular Securities LLC.

10.2
Purchase Agreement, dated August 10, 2021, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and BofA Securities, Inc., as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2021).

10.3
Third Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated September 15, 2021.

10.4∞
Purchase Agreement, dated October 19, 2021, among Sunnova Helios VII Issuer, LLC, Sunnova Helios VII Depositor, LLC, Sunnova Energy Corporation, Credit Suisse Securities (USA) LLC and Popular Securities LLC.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 28, 2021	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)