Form 10-K
period 2021-12-31
Sunnova Energy International Inc.
filed 2022-02-24
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-K
_______________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of such shares of common stock of $37.66 as reported on the New York Stock Exchange on June 30, 2021 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $3.5 billion.

The registrant had 113,387,357 shares of common stock outstanding as of February 21, 2022.

Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from either the definitive Proxy Statement for our annual meeting of stockholders or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

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

•the benefits and risks of the Acquisition and the EAH Master Lease (each as defined herein);
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

Summary of Risk Factors

The risk factors detailed in Item 1A entitled "Risk Factors" in this Annual Report on Form 10-K, are the risks we believe are material to our investors and a reader should carefully consider them. The following is a summary listing certain of the risk factors detailed in Item 1A:

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
•Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico and weakness in the fiscal health of the government and the Puerto Rico Electric Power Authority ("PREPA"), the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the Puerto Rico Energy Bureau.
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

Risks Related to the Solar Industry

•If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our origination of solar service agreements may decrease.
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
•Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.
•Terrorist or cyberattacks against centralized utilities could adversely affect our business.
•We face competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.
•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings.

Risks Related to our Financing Activities

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

•Rising interest rates may adversely impact our business.

Risks Related to Regulations

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
•Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.
•The highly regulated environment in which our capital providers operate could have an adverse effect on our business.

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

General Risk Factors

•We are exposed to the credit risk of our customers.
•Our actual financial results may differ materially from any guidance we may publish from time to time.
•If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows.

PART I - FINANCIAL INFORMATION

Item 1. Business.

Mission

To power energy independence.

Overview

We are a leading residential energy service provider, serving over 195,000 customers in more than 25 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity. Additionally, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. While our core business model seeks to help accelerate a global transition to renewable energy, there are inherent climate-related risks to our business operations including, but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We offer customers products to power their homes with affordable solar energy. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and in the case of the latter are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, power purchase agreement ("PPA") or loan; however, we also offer service plans for systems previously originated by our competitors. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We intend to expand our offerings to include complimentary products to our agreements as well as non-solar financing. Specifically, we plan to expand our offerings to include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

In April 2021, we acquired SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), Lennar Corporation's ("Lennar") residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduces customer acquisition costs, provides a multi-year supply of homesites through the development of new home solar communities and allows us to pursue the development of clean and resilient residential microgrids across the U.S.

We also enter into leases with third-party owners of pools of solar energy systems to receive such third party's interest in those systems. In connection therewith, we assume the related customer PPA and lease obligations, entitling us to future customer cash flows as well as certain credits, rebates and incentives (including solar renewable energy certificates ("SRECs")) under those agreements, in exchange for a lease payment, whether upfront or over time, to the third-party owner, which may be made in the form of cash or shares of our common stock. We believe such arrangements enhance our long-term contracted cash flows and are complementary to our overall business model.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,140 megawatts of generation capacity and serving over 195,000 customers as of December 31, 2021. For a discussion of how we define number of customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics". The following chart illustrates the growth in our number of customers from December 31, 2017 through December 31, 2021.

Our Dealer Network Model

While many of our competitors maintain a large, geographically diverse base of employees in local markets, including a direct sales force comprised of home improvement installers, we limit the cost associated with that structure by utilizing a network of local, independent dealers to market, sell and install solar energy systems, energy storage systems, home generators and certain other products and services on our behalf. Our dealers typically reside and work within the markets they serve and provide a localized, customer-focused marketing, installation and servicing process. These dealers are often leading local solar installation companies, electrical services companies or companies that serve customers who are actively searching for solar power, backup power for their homes, complimentary services or who were referred by existing customers. When entering new markets, our dealer model immediately provides scale by enabling us to develop relationships with existing local businesses and avoiding the delay and expense required to establish new sales and installation offices. Similarly, because we do not typically maintain local offices, we can quickly refocus our origination efforts and capital deployment strategy to different markets in response to changing dynamics and regulatory developments. Furthermore, because of the low marginal cost to maintain relationships with individual dealers in currently unfavorable markets, we can maintain a strategic presence in anticipation of future developments that may make the economics of distributed residential solar energy in those markets more attractive.

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

Origination, Installation, Monitoring and Servicing Processes

Through our dealer network model, we provide a streamlined approach for the origination of solar service agreements and the installation of solar energy systems and energy storage systems. The principal elements of our origination, installation, monitoring and servicing processes are described below:

•Customer Origination and Consultation. Our dealers serve as a local, direct-to-home sales force providing in-person and virtual consultations to source potential customers in each geographic market where we operate. Our dealers reach potential customers through various means, including online, telemarketing, in-store sales, cross-marketing with complementary products and door-to-door canvasing. Using our technology platform and proprietary pricing tool, the dealer and the customer select one of our standard-form solar service agreements for the relevant market. Before proceeding to the design phase, we confirm that every customer understands the terms of their contract with us as well as the expected benefits of the system.

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

•Installation, Commissioning, Quality Assurance and Interconnection. The installation and commissioning phase requires the dealer to obtain all necessary permits for installation and complete our commissioning process for the solar energy system and energy storage system (if applicable), which entails submitting supporting documentation and photographs illustrating the installation of the solar energy system and energy storage system (if applicable) to our quality assurance team for review. Following completion of these steps and our approval of these materials, the dealer submits required paperwork to the applicable electric distribution utility to obtain permission to operate the equipment, schedule required regulatory inspections and arrange for interconnection of the solar energy system to the electrical grid. In some markets where either permission is not required and/or interconnection is not feasible or practical, we may place the system in service without interconnecting to the electrical grid and thereby place the system in service without seeking permission to operate from the applicable electric distribution utility.

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

•Monitoring and Servicing. Our monitoring systems utilize cellular or internet connections that allow us to confirm the continuing operation of the solar energy system and energy storage system (if applicable) and identify and solve maintenance issues through our dealers, third-party service providers or our own personnel. We also collect performance data to improve our pricing, generation estimates and services for our customers.

Our Relationships With Our Dealers

We carefully recruit our dealers, who must meet and maintain our standards to be an approved dealer. Qualifications to be a dealer include: experience in the residential solar industry (or success in complementary industries such as home security, heating, ventilation and air-conditioning, electrical services, and satellite television), experienced and appropriately certified employees (including multiple installation teams) and possession of applicable licenses. We also perform a review of the prospective dealer's financial condition as part of our recruitment process, a background check on the principal owners of the organization and a careful review of the dealer's online and local reputation. Upon engagement, the dealer enters into a standard dealer agreement with us, which may be amended from time to time, that sets ongoing standards for operations and payment obligations based on different milestones for each project. We provide training, field support and continuing education to help our dealers operate efficiently. This includes training related to our processes, standards and services platform, sales training and compliance education regarding applicable rules and regulations. We actively review our dealers' performance and compliance with our requirements to determine whether to terminate our relationship with any dealer that is unable to meet our performance standards.

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

For the years ended December 31, 2021 and 2020, Trinity Solar, Inc. ("Trinity") accounted for approximately 15% and 28% of our net originations, respectively. In March 2019, we amended our agreement with Trinity pursuant to which Trinity has agreed to perform services or work exclusively for us for four years, with certain exceptions, including (a) the sale of solar energy systems to individuals on a "cash" basis that do not involve any third-party financing, (b) the sale of solar energy systems pursuant to customer agreements we do not elect to accept under the terms of the arrangement and (c) the sale of solar energy systems pursuant to customer agreements executed prior to the date of the amendment to the dealer agreement. In addition, Trinity may market, sell and install solar energy systems for our competitors in instances in which such competitor has provided the leads for such solar energy system customer directly to Trinity. Under this arrangement, we have agreed to provide annual bonuses to Trinity in the amount of $20 million in year one and $10 million each year thereafter, subject to clawback if minimum annual origination targets are not reached and additional per watt incentive payments if higher annual origination targets are exceeded. The minimum and higher origination targets increase by approximately 15% to 20% each year and limits competing work by Trinity to 10% of Trinity's annual gross revenues. Unlike most of our dealer agreements, the arrangement with Trinity does not permit the parties to terminate for convenience and only permits termination in specified circumstances including material breach (subject to applicable cure periods), prolonged force majeure events, a change of control, certain insolvency events or mutual agreement. For purposes of the Trinity agreement, "change of control" means (a) the sale of all or substantially all of the assets of a party or (b) any merger, acquisition, or other transaction or series of transactions that results in a change of ownership of more than fifty percent of the voting securities of a party (other than in connection with an initial public offering of either party or a transfer among Trinity's existing owners). Additionally, the arrangement provides for a $10 million liquidated damages payment by the applicable party in the event of termination for material breach, certain insolvency events of or wrongful termination by the other party.

We have similar contractual arrangements with several other key dealers. For certain other dealers, substantially all of the solar service agreements originated by such dealers are Sunnova agreements, although they are under no exclusivity arrangement. During the year ended December 31, 2021 Lennar and Windmar Energy accounted for 20% and 11% , respectively, of our net originations. During the year ended December 31, 2020, Infinity Energy, Inc. accounted for 12% of our net originations. No dealer other than Lennar, Trinity, Windmar Energy and Infinity Energy, Inc. accounted for more than 10% of our net originations during 2021 or 2020.

Direct Sales

We have established an inside sales team to market and sell a limited set of products and services in circumstances where there is no existing relationship between a potential customer and our dealers to market on our behalf. This sales team is primarily focused on selling stand-alone solutions, such as Sunnova Protect Services, Sunnova +SunSafe, electric vehicle chargers, home generators and other supplements as requested by consumers. In most cases, these services will be directed to a third-party installer in our dealer network, as required, for the installation of any equipment.

Grid Services

We have developed relationships with various independent system operators, utilities, community choice aggregators and others, seeking to provide them with specialized grid services so these grid participants can more efficiently conduct their operations. Examples of these services may demand response as well as grid capacity and voltage management. These grid programs can make use of the solar energy systems, energy storage systems and other technologies installed in customer homes and managed by us via a centralized platform and internally developed software. By providing grid services, we seek to earn additional revenue, improve grid resiliency and operations where our customers are located, and lower the cost of power to our customers.

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

Cybersecurity

In an effort to reduce the likelihood and severity of cyber incidents, we maintain a cybersecurity program designed to monitor, protect and preserve the confidentiality, integrity and availability of data and systems, overseen by our board of directors (our "Board") and guided by external specialists. The program establishes security standards and guidelines for our technological resources and includes training for employees, contractors and third parties and testing by third party experts of our cybersecurity capabilities. As part of this program, we also maintain an incident response plan and retain specialist service providers under contract. Our current security posture and compliance efforts are intended to address evolving and changing cyber threats.

Customer Agreements

Sunnova Service	Agreement Type(s)	Sunnova Plan(s)	Description	Initial Term
Sunnova Home Solar Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system	25 years
		LeasePlus New Home Solar Plan		20 or 25 years
Prepaid LeasePlus New Home Solar Plan
	PPA	Easy PlanTM PPA	Sale of solar energy production	25 years
		Solar 20/20 PlanTM Agreement & Covenants		20 years
Fixed Rate Power Purchase Agreement
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system	10 or 25 years
Sunnova SunSafe® Solar + Battery Storage Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system and energy storage system	25 years
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system and energy storage system	10 or 25 years
Sunnova +SunSafe® Add-on Battery Service	Loan	Easy Own PlanTM equipment purchase	Sale of energy storage system to be used with an existing solar energy system	10, 15 or 25 years
Sunnova Loan	Loan	Easy Own PlanTM equipment and services	Financing of energy-related products and services independent of a solar energy system	1 to 11 years
Sunnova Protect Service	Service Plan	Sunnova Protect Service	Monitoring and warranty services for non-Sunnova solar energy systems	1, 5, 10 or 20 years
Accessory Purchase and/or Roof Replacement	Loan	Easy Own PlanTM equipment purchase	Accessory purchase and/or roof replacement (partial or full) when combined with either a Home Solar Service or Sunnova SunSafe Solar + Battery offering	10, 15, 20 or 25 years

We focus on growing a geographically diverse customer base with a strong credit profile. We perceive our recurring customer payments as high-quality assets given the broad and relatively inelastic demand for electricity and because our customers typically have high credit scores. As of December 31, 2021, our customers had, at the time of signing the solar service agreement, an average FICO® score of 740. The purpose of our stringent credit approval policy is to ensure reliability of collecting payment over the duration of the solar service agreements. As of December 31, 2021, approximately 0.8% of our customers were in default (over 120 days past due) under their solar service agreements.

Our solar service agreements typically have an initial term ranging from 10 to 25 years. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years via two five-year or one 10-year renewal options. The customer is obligated to make payments to us on a monthly basis, and we operate and maintain the solar energy system and energy storage system, if applicable, in good condition throughout the duration of the agreement. Under our lease agreements and PPAs, the customer's monthly payment or price per kilowatt hour ("kWh") is set based on a calculation that takes into account expected solar energy generation. The customer has an option of choosing a flat rate without an escalator or a lower initial rate with an escalator. As of December 31, 2021, approximately 57% of our lease agreements and PPAs contained a price escalator, ranging from 0.9% to 3.0% annually.

Our home solar service agreements are designed to offer the customer energy cost savings and bill stability relative to centralized utility prices, often resulting in an immediate reduction in the customer's overall utility bill, with little or no upfront costs. We provide our services through long-term residential solar service agreements in the following formats:

•Lease Agreements. Under the Easy Plan equipment lease, the customer leases a solar energy system from us at a fixed monthly rate that is typically subject to annual escalation. Under the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. Under the Prepaid LeasePlus New Home Solar Plan, the lease is prepaid upfront for the term of the lease. We own, operate and maintain the solar energy system under our lease agreements. In most cases, lease agreements include a performance guarantee under which we will refund payments or credit the customer if the solar energy system fails to meet a guaranteed minimum level of power production for specified time periods.

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

•Solar 20/20 Plan Agreement & Covenants. The customer agrees to pay for all power generated by a solar energy system at a price per kWh that is indexed to the local utility rate but is guaranteed to be at least 20% lower than the applicable utility's weighted-average rate that takes into account the customer's estimated production. The monthly payment will vary month to month based on the system's actual production and that month's indexed rate.

•Fixed Rate Power Purchase Agreement. This is similar to the variable billing option except the monthly rate is fixed throughout the term of the agreement and not subject to annual escalation.

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

•Energy Storage Systems. Our Sunnova SunSafe program offers customers the option of a solar energy system integrated with a solar storage system. The customer can either choose an Easy Plan equipment lease or Easy Own Plan equipment purchase plan. These are similar to our Easy Plan equipment lease and Easy Own Plan equipment purchase for home solar services but include energy storage systems with the solar energy system. The customer may select a term of 10 or 25 years for the Easy Own Plan equipment purchase. These agreements have a production guarantee for the solar energy system, similar to the home solar service Easy Plan equipment lease and Easy Own Plan equipment purchase plans, except in Guam, Saipan, Hawaii, Puerto Rico and Florida. Additionally, we introduced the Sunnova +SunSafe agreement to existing customers in several states and territories, under which the customer purchases an energy storage system (to be used in connection with an existing solar system) from a dealer using financing provided by us. Under the Sunnova +SunSafe agreement, the customer repays the amount financed plus a finance charge through monthly payments for a term of 10, 15 or 25 years.

•Sunnova Loan. The financing of energy-related products and services independent of a solar energy system is a new category launched in the fourth quarter of 2021 to meet evolving and expanding customer needs (e.g. electric vehicle charging, home automation, security and energy management). We have established a niche amongst pure financing competitors by providing energy-related products and services with competitive rates and tenors. Where applicable, our products come with a standard manufacturer’s warranty on equipment. Our Sunnova Loan offering gives our dealers the flexibility to offer additional products and services to customers outside of a traditional solar loan. Customers may select a pre-defined term ranging from 1 to 11 years.

•Sunnova Protect Services. For solar energy systems not owned or sold by us, our Sunnova Protect Services agreements provide customers maintenance and repairs as well as system monitoring and diagnostics. We provide three levels of service: (a) Basic, which is monitoring only; (b) Premium, which is monitoring plus repair and/or replacement of all equipment under a manufacturer's warranty; and (c) Platinum, which is monitoring, repair and/or replacement of all equipment under and outside the manufacturer's warranty and a production guarantee. The customer may select the level of service and a term of 1, 5, 10 or 20 years. Prior to commencing coverage, we will run a diagnostic evaluation on the customer's solar energy system and will identify any underperforming equipment and estimate production. The customer may elect to repair underperforming equipment, on a time and materials basis, so that it may be included in the coverage going forward. Should the customer decline to repair the underperforming equipment, it will not be covered under the Sunnova Protect Services agreement.

•Accessory Purchase and/or Roof Replacement. Customers have the option to purchase add-on accessories and services, including main panel upgrades, tree trimming, electric vehicle chargers and roof replacements, with financing options when bundled with a new Sunnova Home Solar Service or Sunnova SunSafe Solar + Battery Storage Service agreement.

As of December 31, 2021, approximately 24% of our customers had lease agreements, approximately 35% had PPAs, and approximately 19% had loan agreements. Approximately 20% of our customers had service plan agreements, accessory purchase agreements or roof replacement agreements.

We have developed a standardized protocol and set of policies to qualify potential customers. During the solar energy system origination phase, we review the customer's credit application for compliance with our credit standards. Solar service agreements that are accepted must comply with our underwriting standards, which emphasize the prospective customer's ability to pay and the value of the customer's estimated savings under the solar energy service agreement compared to traditional utility rates. The exceptions are prospective purchasers of homes subject to the LeasePlus New Home Solar Plan, the Prepaid LeasePlus New Home Solar Plan, the Solar 20/20 Plan Agreement & Covenants and the Fixed Rate Power Purchase Agreement. These customers are not subject to credit checks and these agreements are freely transferable.

We maintain reporting and controls in place to monitor the timeliness of customer payments. As of December 31, 2021, approximately 91% of all payments received pursuant to our solar service agreements are collected via Automated Clearing House payments (i.e., the funds are deducted automatically on a monthly basis from the customer's bank account), approximately 5% are collected via automatic recurring credit card payments and approximately 4% are collected through non-recurring means. If a customer becomes delinquent on one or more monthly installment payments, we typically begin a collection process with respect to the customer.

In the event that a customer elects to sell his or her home, the customer's solar service agreement may be transferred to the prospective purchaser through prescribed reassignment procedures, subject to certain conditions related to the prospective purchaser's creditworthiness. To initiate the reassignment process, the customer must notify us of the pending sale, after which we will provide a copy of the solar service agreement, including any amendments, to the prospective purchaser. The prospective purchaser will then be required to complete a customer profile and a credit application. With the exception of customers originated through our homebuilder channel, each prospective purchaser's FICO® Score and Experian TEC Score (Telecommunications, Energy and Cable) will be evaluated on the same basis as a customer in a new origination and will be evaluated by our computer auto-decisioning system.

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

Additionally, customers under our solar service agreements receive a range of warranties on the related solar energy systems and energy storage systems, including warranties for module production and against defects in workmanship and against component or materials breakdown. We also provide the customers with a warranty on roof penetrations of up to 10 years in compliance with applicable state, territorial or local law. Through our agreements with our dealers, the dealer is obligated, at its sole cost and expense, to correct defects in its installation work for a period of up to 10 years and provide a roof warranty on roof penetrations of 5 to 10 years. Furthermore, we provide a pass-through of the solar photovoltaic panel manufacturers' warranty coverage to our customers, generally of 25 years, and of the inverter and energy storage system manufacturers' warranty coverage, typically of 10 to 25 years. We typically exercise our rights under the manufacturer's equipment warranties or dealer installation warranties before incurring direct charges or costs. Many service expenses are borne by our dealers and not us directly because of the workmanship warranty provided by the dealers to us. Additionally, many component costs are covered by manufacturer warranties.

Seasonality

The amount of electricity our solar energy systems produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months and poor weather conditions due to cloud cover, rain or snow results in less irradiation, the output of solar energy systems will vary depending on the season or the year. While we expect seasonal variability to occur, the geographic diversity in our assets helps to mitigate our aggregate seasonal variability.

Our Easy Plan PPAs with variable billing, Solar 20/20 Plan Agreements and Fixed Rate Power Purchase Agreements are subject to seasonality because we sell all the solar energy system's energy output to the customer at either a fixed price per kWh or indexed, variable rate per kWh. Our Easy Plan PPAs with balanced billing are not subject to seasonality (from a cash flow perspective or the customer's perspective) within a given year because the customer's payments are levelized on an annualized basis so we insulate the customer from monthly fluctuations in production. In addition, energy production true-ups and production estimate adjustments for Easy Plan PPAs with balanced billing are calculated over an entire year. However, our Easy Plan PPAs with balanced billing are subject to seasonality from a revenue recognition perspective because, similar to the Easy Plan PPAs with variable billing, we sell all the solar energy system's energy output to the customer. Our lease agreements are not subject to seasonality within a given year because we lease the solar energy system to the customer at a fixed monthly rate and the reference period for any production guarantee payments is a full year. Finally, our loan agreements are not subject to seasonality within a given year because the monthly installment payments for the financing of the customers' purchase of the solar energy system are fixed and the reference period for any production guarantee is a full year.

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

To operate the solar energy systems and energy storage systems, our dealers work with customers to obtain interconnection permission from the applicable local electric distribution utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed residential solar energy and related energy storage systems to the electric utility's local distribution system. In some states, such as New Jersey and Massachusetts, certain utilities such as municipal utilities or electric cooperatives are exempt from some interconnection requirements. Provided that the system and energy, if applicable, qualify for the standardized procedures based upon size, use of industry-standard components, location on a suitable local network and other applicable requirements, utilities in such states or territories are required to interconnect qualifying solar energy systems and energy storage systems on an expedited basis relative to non-qualifying systems. Expedited procedures, when available, streamline the installation and interconnection process for solar energy systems and energy storage systems to begin operating. In the U.S. states and territories in which we operate, our dealers typically obtain interconnection permission on behalf of us and our customers using standardized interconnection procedures.

In certain states, such as California, independent solar energy producers who enter into lease agreements, PPAs or loan agreements with homeowners for residential solar energy systems are required to make certain disclosures to the homeowner regarding the solar energy system and the terms of the agreement and record a notice against the title to the real property on which the electricity is generated and against the title to any adjacent real property on which the electricity will be used. The notice does not constitute a title defect, lien or encumbrance against the real property.

Our operations, as well as the operation of our dealers, are subject to stringent and complex federal, state, territorial and local laws, including regulations governing the occupational health and safety of employees, wage regulations and environmental protection. For example, we and our dealers are subject to the regulations of the U.S. Department of Labor, Occupational Safety and Health Administration ("OSHA"), the U.S. Department of Transportation ("DOT"), the U.S. Environmental Protection Agency ("EPA") and comparable state and territorial entities that protect and regulate employee health and safety and the environment. These include, for example, regulations regarding the disposal of solid and hazardous wastes from the solar energy systems we own. In addition, environmental laws can result in the imposition of liability in connection with end-of-life system disposal, such as in connection with disposal and recycling of batteries.

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

Net metering and other incentive programs are subject to legislative and regulatory review in many states and territories in which we operate and the availability and value of these programs could be limited, reduced or phased out. Some states such as Arizona, Nevada and Kentucky have reduced their net metering credits. Further reviews by these states and others are anticipated and the subsequent amount of net metering credits will continue to be assessed over the next few years in states that have net metering policies. For example, net metering rates in California, Puerto Rico and South Carolina are up for consideration currently or over the next few years. California is currently considering a proposed decision by an administrative law judge on a successor program to its current net metering program that, if adopted by the California Public Utilities Commission, would reduce the value of net metering credits from the retail rate to an avoided cost rate, impose a monthly charge on customers with solar systems, provide customers with temporary market transition credits and reduce the period under which legacy net metering customers can remain under the prior net metering programs from 20 to 15 years. The California Public Utilities Commission is expected to act on this proposed ruling in 2022 and may adopt or modify the initial decision or consider an alternate decision. New York is working on developing an alternative to net metering through a Value of Distributed Energy Resources credit that would allow certain customers to receive direct monetary compensation as opposed to a net metering credit. This program was expected to be implemented in 2021 but has been delayed due to not enough utilities having deployed smart meters that would enable an accurate valuation of distributed energy production. New York is keeping net metering in place with a nominal customer benefit charge added for solar customers installing solar energy systems after January 1, 2022, although that charge is undergoing a legal challenge and legislation has been introduced that would eliminate it entirely. As a result of the Definitive Restructuring Support Agreement ("DRSA") between the PREPA and its creditors submitted in May 2019, which is currently pending before the U.S. District Court for the District of Puerto Rico, net metering customers in Puerto Rico may be impacted by transition charges and other requirements. Several legislators publicly oppose the DRSA and negotiations on the DRSA continued throughout 2021.

In September 2020, the Federal Energy Regulatory Commission ("FERC") issued Order 2222 directing regional transmission operators ("RTO") and independent system operators ("ISO") to remove barriers to the participation of distributed energy resources ("DERs") in wholesale electricity markets on an aggregated basis. While the FERC's order is subject to challenge as well as further proceedings concerning the implementation of the order's directives in each of the RTOs/ISOs, Order 2222 provides a framework that once implemented will allow for aggregated DERs to be compensated through the wholesale market for the capacity, energy and ancillary services they provide. In late 2020, we began offering our lease storage customers participation in the ConnectedSolutions demand response program through EverSource and National Grid utilities in Massachusetts. We expanded these offerings for our Connecticut, Rhode Island and New Hampshire customers in early 2021, including loan storage customers. Our storage customers in California have the option to participate in the demand response market to help California manage its electricity demand, where we manage the battery storage system in response to price signals in the energy market for customers served by Pacific Gas and Electric Company and San Diego Gas & Electric utilities and work with Clean Power Alliance in Southern California Edison territory to provide demand response and resource adequacy. Additionally, we are leading a voltage support pilot within National Grid’s service territory where a portion of its fleet is increasing efficiency of the distribution network through a managed inverter program. Further, we will seek to participate in market specific opportunities and negotiate bilateral agreements, where appropriate, to enroll systems and customers in energy management and demand response programs.

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

Roughly one-third of states with RPS policies require a minimum portion of the RPS be met by electric generation from solar energy systems, with substantial penalties for non-compliance. To demonstrate compliance with such RPS mandates, electric generation providers must submit SRECs to the applicable authority. One SREC is produced by one megawatt-hour of energy generated by an eligible solar energy system. The specified amount of energy is dependent on system size and when the solar energy system receives a "permission to operate" order. Electric generation providers can either generate their own SRECs through solar energy systems they own or they can purchase SRECs owned by other parties.

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

The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). In December 2020, the U.S. enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the "TCDTR Act") featuring significant tax provisions, including certain extensions and modifications of the Section 48(a) ITC and the Section 25D Credit. Starting January 1, 2020, the Section 48(a) ITC allows taxpayers to claim a federal tax credit equal to

30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. Under the TCDTR Act, the Section 48(a) ITC percentage decreases to 26% for eligible solar property that began construction during 2020, 2021 or begins construction in 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. IRS guidance as to when construction is considered to begin for such purposes includes a safe harbor that may apply when a taxpayer pays or incurs (or in certain cases, a contractor of the taxpayer pays or incurs) 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. We are also able to claim the Section 48(a) ITC for energy storage systems installed in conjunction with solar energy systems as long as they are only charged by on-site solar. A reduced Section 48(a) ITC may be available for energy storage systems charged in part from sources other than on-site solar as long as the solar energy systems are charged at least 75% by on-site solar.

Until 2023, the Section 25D Credit allows an individual to claim a federal tax credit equal to 26% of qualified expenditures with respect to a residential solar energy system that is owned by the homeowner. This 26% rate was reduced from 30% for solar energy systems placed in service prior to 2020 and, under the TCDTR Act, is scheduled to be reduced to 22% for solar energy systems placed in service during 2023. The Section 25D Credit is scheduled to expire under the TCDTR Act effective January 1, 2024. The Section 25D Credit reduces the cost of consumer ownership of solar energy systems, such as under loan agreements.

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

We also compete with retail electric providers and independent power producers that are not regulated like centralized electric utilities but have access to the centralized utilities' electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competitive and consumer choice policies. Furthermore, we compete with solar companies with vertically integrated business models, such as Sunrun Inc. and SunPower Corporation. In addition, we compete with other solar companies who sell or finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy, such as Goodleap, LLC and Mosaic, Inc. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs. In the future, we may also compete with solar companies that have business models similar to our own, some of which are marketed to potential customers by our dealers. We compete with these companies based on the competitiveness of the products, the overall customer relationship and the commissions we are willing to pay dealers for the origination of new customers.

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

For installations of solar energy systems on new homes, we negotiate pricing directly with the manufacturers for all components used in the solar energy systems. Based upon our production planning model we position and deliver the material on a just-in-time basis to our dealers to meet the home builder requirements.

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

In September 2018, the Office of the United States Trade Representative ("USTR") determined to modify its prior actions in its investigation into certain acts, policies and practices of the government of China related to technology transfer, intellectual property and innovation pursuant to Section 301 of the Trade Act of 1974 by imposing an additional 10% duty on $200 billion worth of products from China, including inverters. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. If inverter production is not shifted to other countries before any tariff rate increase on these products, the price of inverters could increase. However, the cost of solar photovoltaic panels and inverters generally do not comprise a meaningful portion of our operating expenses. In addition, many of the solar photovoltaic panel and inverter manufacturers on our approved vendor list are from countries other than China, including Canada, the U.S., Mexico, Vietnam and Malaysia. See "Risk Factors—Risks Related to the Solar Industry—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations". These tariffs have not had a material impact on our business or our operations.

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

Oversight and Management

We recognize the diversity of our customers, employees and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our human resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, retention, employee relations, compensation and benefits planning, performance management and professional development. Our Board and its committees provide oversight on certain human capital matters, including our inclusion and diversity programs and initiatives. Our management team regularly reports to the Board regarding programs and initiatives, including compensation, healthcare and other benefits, turnover and retention, as well as our management development and succession planning practices and strategies. Our audit committee works closely with our enterprise risk management function to monitor current and emerging labor and human capital management risks and to mitigate exposure to those risks. Our nominating and corporate governance committee has oversight of our environmental, social and corporate governance practices and procedures and regularly evaluates the effectiveness of our social responsibility policies, goals and programs, which also include employee-related issues. Our compensation committee has oversight of the development, implementation and effectiveness of all pay and benefit programs, as well as succession planning. These reports and recommendations to the Board and its committees and their oversight are part of the broader framework that guides how Sunnova attracts, retains and develops a workforce that aligns with our values and strategies.

We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. Our management and cross-functional teams also work closely to evaluate human capital management issues, such as retention, harassment and bullying and safety, as well as to implement measures to mitigate these risks. Our Chief Executive Officer ("CEO") regularly holds townhalls with employees to discuss operating results, announce important initiatives, recognize employees for years of service milestones and respond to employee questions. Employees are also encouraged to report compliance and ethics issues through our anonymous hotline if they feel uncomfortable speaking directly to their supervisor or management.

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

Training and Support

To help our employees succeed in their roles, we emphasize continuous training and development opportunities. These opportunities are offered through e-learning, online/classroom training, online performance management and goal setting, one-on-one coaching, individual development planning and group training initiatives and cover a variety of topics, such as ethics, code of conduct, insider trading and workplace harassment.

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

With respect to the COVID-19 pandemic and as a designated essential service, we have adopted safety guidelines and practices that have enabled us to maintain business continuity and keep our employees safe. These practices have included retaining the services and assistance of a reputable health, safety and security advisory consulting firm, ongoing safety and health training for existing and new employees, remote working, adjusted attendance policies, health screening of employees for reported exposure or symptoms, enforcing mandatory periods of self-isolation, contact tracing, provisions for mask wearing, modifications to the in-office work environment, social distancing, increased sanitation stations and increased cleaning of offices and workstations. Our Board and management continue to monitor the unfolding COVID-19 pandemic very closely, including the effect on internal controls over financial reporting and information technology security. See "Risk Factors—Risks Related to Our Business—The ongoing COVID-19 pandemic could adversely affect our business, financial condition and results of operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—Recent Developments" for additional information regarding our response to the COVID-19 pandemic.

Employee Base

As of December 31, 2021, we had 736 full-time employees and 738 total employees. We also engage independent contractors and consultants. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages.

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

The ongoing COVID-19 pandemic has resulted in and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations as the COVID-19 virus has continued to evolve and circulate through the states and U.S. territories in which we operate. We and our dealers modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. Such modifications have allowed our dealers to continue to install and us to continue to service solar energy systems, but may also disrupt our operations, impede productivity or otherwise be ineffective in the future. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Recently, states that took steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines relating to our exclusivity arrangements to be missed. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic; however, we have seen delays in most jurisdictions from whom we must receive permission to operate for our solar energy systems to be placed in service. Worsening economic conditions could result in less favorable outcomes over time, which would impact our future financial performance. Further, the effects of the economic downturn associated with the COVID-19 pandemic may increase unemployment and reduce consumer credit ratings and credit availability, which may adversely affect new customer origination and our existing customers' ability to make payments on their solar service agreements. Periods of high unemployment and a lack of availability of credit may lead to increased delinquency and default rates. If existing economic conditions continue for a prolonged period of time or worsen, delinquencies on solar service agreements could increase, which would also negatively impact our future financial performance and the price of our common stock. Finally, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

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

We incurred operating losses of $54.9 million, $35.8 million and $22.3 million and net losses of $147.5 million, $307.8 million and $133.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These historical operating and net losses were due to a number of factors, including increased expenses to fund our growth and related financing needs. We expect to incur significant expenses as we finance the expansion of our operations and implement additional internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs. Our ability to achieve profitability depends on a number of factors, including:

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

Additionally, dependence on any one dealer or small group of dealers further concentrates our exposure to risks related to termination of the dealer arrangement, poor service provided by such dealer, the deterioration in financial condition of the dealer and other risks inherent in such a relationship. For the years ended December 31, 2021, 2020 and 2019, Trinity accounted for approximately 15%, 28% and 41% of our net originations, respectively. Although we have entered into a four‑year exclusivity agreement with Trinity, pursuant to which Trinity may only originate solar service agreements for us, there are various exceptions to this obligation. For a discussion of exclusivity arrangements with certain of our dealers, see "Business—Our Relationships with Our Dealers".

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

As of December 31, 2021, approximately 36%, 14% and 13% of our solar energy systems were located in California, New Jersey and Puerto Rico, respectively. In addition, we expect much of our near-term future growth to occur in these same markets, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. See "—Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico and weakness in the fiscal health of the government and PREPA, the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the Puerto Rico Energy Bureau" and "General Risk Factors—We are not able to insure against all potential risks and we may become subject to higher insurance premiums". Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations. In addition, all of our current solar energy systems are located in the U.S. and its territories, which makes us particularly susceptible to adverse changes in U.S. tax laws.

Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico and weakness in the fiscal health of the government and PREPA, the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the Puerto Rico Energy Bureau.

Puerto Rico is a significant market for our business, representing 13% and 15% of our solar energy systems as of December 31, 2021 and 2020, respectively, and has suffered from significant economic difficulties in recent years. As a result of the continued weakness of the Puerto Rico economy, liquidity constraints and a lack of market access, the credit ratings of the Puerto Rico government's general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, including PREPA, are non-investment grade by Moody's, S&P and Fitch Ratings.

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

Legislation enacted in April 2019 requires a study of net metering to be completed within five years, which may result in revisions to the existing rules. However, no changes can be made to retail net metering for five years after the date the legislation was enacted. Meanwhile, "true" net metering will continue to apply, meaning the credit for energy exported by net metering clients will equal the value of such energy under the rate applicable to those clients and accordingly, their charges will be based on their net consumption. Customers subject to this regime will continue to be covered by it on a legacy basis for a period of 20 years from the date of their net metering agreements.

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

Any future increase in inflation may adversely affect our costs, including our dealers' cost of labor and equipment, and may result in a decrease in value in our future contractual payments. Many of our solar service agreements, which generally have a term ranging from 10 to 25 years, do not contain any pricing escalators. The pricing escalators we do have may not keep pace with inflation, which would result in the agreement yielding decreased value over time. These factors could adversely impact our reputation, business, financial condition, cash flows and results of operations.

Future expansions of our operations may subject us to additional risks.

We may in the future expand into other industry verticals. There is no assurance that we will be able to successfully develop products and services that are valued for these new industries. Our investment of resources to develop products and services for the new industries we enter into may either be insufficient or result in expenses that are excessive as compared to the revenue that we may earn in launching such vertical.

Additionally, our experience is in the U.S. solar system industry and, therefore, we may not be adequately prepared for entry into a new industry vertical, should it occur. As we explore additional opportunities, we can make no assurance that we will be able to accurately forecast demand (or lack thereof) for our products or services or that new industries would be receptive to our products or services. Failure to predict demand or growth accurately in new industries could have a material adverse effect on our business.

Any future international operations may subject us to risks relating to currency fluctuations. Foreign currencies periodically experience rapid and/or large fluctuations in value against the U.S. dollar. A weakened U.S. dollar could increase the cost of procurement of raw materials, by our suppliers, from foreign jurisdictions and operating expenses in foreign locations, which could have a material adverse effect on our business and results of operations. Our planned international expansion further subjects us to currency risk.

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

Our key operational metrics include a number of assumptions and estimates we make that cover an extended period of time (up to 35 years) and may not prove accurate. In calculating estimated gross contracted customer value, we estimate projected monthly customer payments over the remaining life of our solar service agreements, which typically range from 10 to 25 years in length with an opportunity for customers to renew for up to an additional 10 years, and from the future sale of related SRECs. These estimated future cash flows depend on various factors including but not limited to solar service agreement type, contracted rates, customer loss rates, expected sun hours and the projected production capacity of the solar equipment installed. Additionally, in calculating estimated gross contracted customer value we also estimate cash distributions to tax equity fund investors and operating, maintenance and administrative expenses associated with the solar service agreements, including expenses related to accounting, reporting, audit, insurance, maintenance and repairs over the remaining life of our solar service agreements.

Furthermore, in calculating estimated gross contracted customer value, we discount our future net cash flows at 4% based in part on industry practice and in part on the interest rate obtained on certain recent securitizations. This discount rate might not be the most appropriate discount rate based on interest rates in effect from time to time and industry or company-specific risks associated with these cash flows and the appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital, customer default rates and consumer demand for solar energy systems, among other things. We also assume customer losses of 0% in calculating these metrics even though we expect to have some minimal level of customer losses over the life of our contracts. To illustrate the way in which actual results may change, we present sensitivities around the discount rate and the rate of customer losses, although these sensitivities may not capture the most appropriate discount rate or the rate of customer losses we will experience. For a discussion of estimated gross contracted customer value and the related discount rate and such sensitivities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics—Estimated Gross Contracted Customer Value".

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

Risks Related to the Solar Industry

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our origination of solar service agreements may decrease.

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

A reduction in electric utilities' rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate) could also make our offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from residential solar energy systems or if similar events impacting the economics of our offerings were to occur, we may have difficulty attracting new customers or existing customers may default or seek to terminate, cancel or otherwise avoid the obligations under their solar service agreements. For example, large utilities in California have started transitioning customers to time-of-

use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, residential customers with solar energy systems are required to take service under time-of-use rates with the later peak period. Moving utility customers to time-of-use rates or the shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could also make our offerings less competitive. Time-of-use rates could also result in higher costs for our customers whose electricity requirements are not fully met by our offerings during peak periods.

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

Our business has benefited from the declining cost of solar energy system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems we own, the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices may not continue to decline at the same rate as they have over the past several years or at all. In addition, growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them may also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow our growth and cause our business and results of operations to suffer. Further, the cost of solar energy system components and raw materials has increased and could increase in the future due to tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors. See "—Increases in the cost or reduction in supply of our solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations".

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

We rely on our dealers to install solar energy systems and energy storage systems, each of whom has direct supplier arrangements. Our dealers purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, approved by us, making us susceptible to quality issues, shortages and price changes. For the year ended December 31, 2021, Hanwha Q-Cells, Longi Solar and REC Solar supplied approximately 52%, 16% and 10%, respectively, of our solar photovoltaic panels installed and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2020, Hanwha Q-Cells and Longi Solar supplied approximately 49% and 20%, respectively, of our solar photovoltaic panels installed and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2021, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 64% and 34%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2020, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 73% and 27%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2021, Tesla, Inc. and Enphase Energy, Inc. accounted for approximately 80% and 14%, respectively, of our energy storage system purchases. For the year ended December 31, 2020, Tesla, Inc. and Enphase Energy Inc. accounted for approximately 82% and 18%, respectively, of our energy storage system purchases. There are a limited number of suppliers of solar energy system components, instruments and technologies. If one or more of the suppliers we and our dealers rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us and our dealers, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms and our ability and the ability of our dealers to satisfy this demand may be adversely affected. While we believe there are other sources of supply for these products available, a dealer's need to transition to a new supplier may result in additional costs and delays in originating solar service agreements and deploying our related solar energy systems or energy storage systems, which in turn may result in additional costs and delays in our acquisition of such solar service agreements and related solar energy systems and energy storage systems. These issues could have a material adverse effect on our business, financial condition and results of operations.

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

Our supply chain and operations (or those of our dealers) could be subject to natural disasters and other events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, freezes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geopolitical unrest and uncertainties. Human rights and forced labor issues in foreign countries and the U.S. government's response to them could disrupt our supply chain and our operations could be adversely impacted.

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

Additionally, if the impacts of the COVID-19 pandemic, including the accompanying travel restrictions, continue for an extended period of time or worsen, the supply and pricing of our inverters and other goods and therefore the ability of our dealers to install new solar energy systems could be adversely affected. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on, among other factors, the duration and severity of the outbreak, travel restrictions and business closures imposed in China or other countries, the ability of our suppliers to increase their production of goods in jurisdictions other than China, our ability to contract for supply from other sources on acceptable terms and the willingness of our lenders to permit us to switch suppliers.

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

We agree to maintain the solar energy systems and energy storage systems installed on our customers' homes during the length of the term of our solar service agreements, which typically range from 10 to 25 years. We are exposed to any liabilities arising from the solar energy systems' failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the agreement. We are the beneficiary of the panel manufacturers' warranty coverage, typically of 10 years for material and workmanship and 25 years for performance, the inverter manufacturers' warranty coverage, typically from 10 to 25 years and the energy storage manufacturers' warranty coverage, typically of 10 years. Furthermore, our dealers provide warranties as to their workmanship. In the event that such warranty providers or dealers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty or maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty or maintenance providers or dealers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. In addition, our warranties are of limited duration, ranging from one year, in the case of certain solar energy system and transformer warranties, to 25 years, in the case of certain panel performance warranties, after the date each equipment item is delivered or commissioned, although the useful life of our solar energy systems is 35 years. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, or if a dealer is unable or unwilling to perform its maintenance obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations.

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

Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. While historically our dealers have endeavored to purchase these products from manufacturers outside of China, some of these products are purchased from manufacturers in China or from manufacturers in other jurisdictions who rely, in part, on products sourced in China. If alternative sources are no longer available on competitive terms in the future, we and our dealers may be required to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which our dealers currently purchase equipment, which could reduce our ability to offer competitive pricing to potential customers.

The antidumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the USTR imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC modules and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% - 250%. In November 2021, the U.S. Department of Commerce rejected the petition, citing the petitioners' ongoing anonymity as one of the reasons for its decision. If enacted, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

In addition, in December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 on imported crystalline silicon PV cells and modules for another four year, until 2026. Since such actions increase the cost of imported solar products, to the extent we or our dealers use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the U.S. Department of Commerce's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. ("Hoshine") and related companies, as well as goods made using those products, based on allegations relating to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the Uyghur Forced Labor Prevention Act ("UFLPA"), which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. Although we maintain policies and procedures to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

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

Many of the solar energy systems we currently own or may originate in the future have not commenced operations, have recently commenced operations or otherwise have a limited operating history. Of the solar energy systems we owned as of December 31, 2021, 23%, 18% and 12% were placed into service in 2021, 2020 and 2019, respectively. The ability of our solar energy systems to perform as we expect will also be subject to risks inherent in newly constructed renewable energy assets, including breakdowns and outages, latent defects, equipment that performs below our expectations, system failures and outages. As a result, our assumptions and estimates regarding the performance of these solar energy systems are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the solar energy systems and, in turn, our results of operations, financial condition and cash flows.

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

In most cases, our long-term leases and loan agreements contain a performance guarantee in favor of the customer. Solar service agreements with performance guarantees require us to provide a bill credit (or in limited cases, refund money) to the customer if the solar energy system fails to generate the minimum amount of electricity, as specified in the solar service agreement, in a given term, beginning as early as the first anniversary of the execution of the solar service agreement and annually thereafter. We may also suffer financial losses associated with such credit and refunds if significant performance guarantee payments are triggered. For a description of our performance guarantee obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Revenue".

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

We have historically provided our services only to residential customers but may expand to other markets, including commercial or industrial customers. There is intense competition in the residential solar energy sector in the markets in which we operate. As new entrants continue to enter into these markets, and as we enter into new markets, we may be unable to grow or maintain our operations and we may be unable to compete with companies that have already established themselves in both the residential market and non-residential markets.

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

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial term (typically 20 or 25 years) of the lease or PPA, customers may choose to purchase their solar energy systems, ask us to remove the solar energy system at our cost or renew their lease or PPA. Homeowners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation of residence, switching to a competitor product or technological obsolescence of the solar energy system. We are also contractually obligated to remove, store and reinstall the solar energy systems, typically for a nominal fee, if customers need to replace or repair their roofs. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the solar energy systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate the recognition of all or some of the remaining unamortized costs. This could materially impair our future results of operations.

Risks Related to our Financing Activities

We need to obtain substantial additional financing arrangements to provide working capital and growth capital and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Distributed residential solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital expenditures. From our inception through December 31, 2021, we have raised more than $9.0 billion in total capital commitments from equity, debt and tax equity investors.

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

Since April 2017, we have pooled and transferred eligible solar energy systems and the related asset receivables into 11 special purpose entities, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. We intend to monetize additional solar energy systems in the future through contributions to new special purposes entities for cash. There is a risk the institutional investors that have purchased the notes issued by these special purpose entities will be unwilling to make further investments in our solar energy systems at attractive prices. Although the creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes, the special purpose entities are typically required to maintain a liquidity reserve account, a reserve account for equipment replacements, as well as, in certain cases, reserve accounts to finance purchase option/withdrawal right exercises, storage system replacement or payment of liquidated damages for the benefit of the lenders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein.

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

As of December 31, 2021, our total indebtedness was approximately $3.3 billion and the available borrowing capacity under our credit facilities was $411.8 million. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as slowing or ceasing the origination of new solar service agreements, selling assets, restructuring debt or obtaining additional debt and equity capital on terms that may be onerous or highly dilutive. Our securitizations are structured in that cash flows generated by the pool of solar energy systems, energy storage systems and related solar service agreements are initially used to repay outstanding principal amounts based on the priority of payments in the agreement. However, should these cash flows decrease below applicable thresholds, all excess cash flows from such asset pool must be applied to pay down the related indebtedness, which would reduce the cash available to otherwise fund our business. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Due to recent increases in inflation, the U.S. Federal Reserve is widely expected to raise its benchmark interest rates. An increase in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. Consequently, rising interest rates will increase our cost of capital. Our future success depends in part on our ability to raise capital from investors and obtain secured lending to help finance the deployment of our solar service agreements. As a result, rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service agreements to our customers. If in the future we have a need for significant borrowings and interest rates increase, that would increase the cost of the solar systems that we purchase, which either would make those systems more expensive for customers, which is likely to reduce demand, or would lower our operating margins, or both.

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

Certain of our borrowings carry a variable interest rate based on LIBOR as a benchmark for establishing the rate of interest. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one-week and two-month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions (the "ARRC"), proposed a new index calculated by short term repurchase agreement, backed by treasury securities called the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for use in contracts that are currently indexed to USD LIBOR, and has proposed a paced market transition plan to SOFR. In July 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for USD LIBOR. Beginning January 1, 2022, the Financial Conduct Authority ceased publishing one-week and two-month U.S. dollar LIBOR and is expected to cease publishing all remaining U.S. dollar LIBOR tenors in June 2023.

In light of these developments, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. Changes in the method of determining LIBOR, or the replacement of LIBOR with SOFR or an alternative floating borrowing rate, may adversely affect our borrowing costs. Certain of our debt instruments have interest rates that are LIBOR based and will not have matured prior to the phase-out of LIBOR. Although SOFR appears to be the preferred replacement rate of USD LIBOR at this time, we cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on the portion of our outstanding debt that is LIBOR-based. Challenges in changing to a different borrowing rate may result in less favorable pricing on certain of our debt instruments and could have an adverse effect on our financial results and cash flows.

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

While we are not regulated as extensively as an electric public utility, we are subject to certain utility-like regulations in jurisdictions such as California, New York, Arizona, Nevada, Florida and Puerto Rico. In New York, distributed energy providers are subject to regulation by the New York Public Service Commission (the "NYPSC") with respect to customer interactions (including contracting and marketing) and are required to comply with the NYPSC's Uniform Business Practices. In connection with approving the Uniform Business Practices, the NYPSC also established an oversight framework under which it could impose other regulatory requirements on distributed energy providers. In Puerto Rico, we are regulated as an electric power company under applicable Puerto Rico Energy Bureau regulations in connection with the sale and invoicing of energy generated by distributed generation systems having an aggregate capacity of more than 1 megawatt. Among other requirements, these regulations impose certain filing, certification, reporting and annual fee requirements upon us but do not currently subject the companies to centralized utility-like regulation or require the Puerto Rico Energy Bureau's approval of their charges. In California, the California Public Utilities Commission ("CPUC") issued an order approving several consumer protection measures for solar customers, including a requirement for solar providers to provide customers with the California Solar Consumer Protection Guide, which provides customers with information regarding the selection of a contractor, solar financing, bill savings estimates, net energy metering and electric rates, low-income options and related matters. The CPUC order also requires the investor-owned utilities in California to adopt procedures to verify during the interconnection process that the customer received the California Solar Consumer Protection Guide and that the solar provider is licensed, and to collect and report on complaints regarding solar providers. If we become subject to new, additional regulatory requirements in these jurisdictions or other jurisdictions adopt similar regulatory requirements, our operating costs would materially increase or we might have to change our business in ways that could have a material adverse effect on our business, financial condition and results of operations.

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

Net metering programs have been subject to legislative and regulatory scrutiny in some states and territories including, but not limited to, California, New Jersey, Arizona, Nevada, Connecticut, Florida, Maine, Kentucky, Puerto Rico and Guam. These jurisdictions, by statute, regulation, administrative order or a combination thereof, have recently adopted or are considering new restrictions and additional changes to net metering programs either on a state-wide basis or within specific utility territories. Many of these measures were introduced and supported by centralized electric utilities. These measures vary by jurisdiction and may include a reduction in the rates or value of the credits customers are paid or receive for the power they deliver back to the electrical grid, caps or limits on the aggregate installed capacity of generation in a state or utility territory eligible for net metering, expiration dates for and phasing out of net metering programs, replacement of net metering programs with alternative programs that may provide less compensation and limits on the capacity size of individual distributed generation systems that can qualify for net metering. Net metering and related policies concerning distributed generation also received attention from federal legislators and regulators.

In California, the CPUC issued an order in 2016 retaining retail-based net metering credits for residential customers of California's major utilities as part of Net Energy Metering 2.0 ("NEM 2.0"). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-bypassable fees. Customers under NEM 2.0 also are subject to interconnection charges and time‑of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 ("NEM 3.0"), also referred to by the CPUC as the NEM 2.0 successor tariff. The CPUC currently is considering a proposed decision by an administrative law judge on a successor program to its current net metering program that, if adopted, would reduce the value of net metering credits from the retail rate to an avoided cost rate, impose a monthly charge on customers with solar systems, provide customers with temporary market transition credits, and reduce the period under which legacy net metering customers can remain under the prior net metering programs from 20 to 15 years. The CPUC is expected to act on this proposed ruling in 2022 and may adopt or modify the initial decision or consider an alternate decision. Proceedings on distributed energy policy and utility rates before the CPUC or legislation concerning these matters could also result in changes that affect customers with distributed generation systems.

In New Jersey, the Board of Public Utilities has the option under state law of limiting participation in the retail rate net metering program if the aggregate capacity of owned and operating systems reaches 5.8% of total annual kWh sold in the state. As of December 31, 2021, that threshold had not yet been reached.

In Puerto Rico, legislation enacted in April 2019 requires a study of net metering to be completed within five years, which may result in revisions to the existing rules. However, no changes can be made to retail net metering for five years after the date the legislation was enacted. Meanwhile, "true" net metering will continue to apply, meaning the credit for energy exported by net metering clients will equal the value of such energy under the rate applicable to those clients and accordingly, their charges will be based on their net consumption. Customers subject to this regime will remain covered by it on a legacy basis for a period of 20 years from the date of their net metering agreements.

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

In Guam, the Consolidated Commission on Utilities ("CCU") adopted a resolution in 2018 recommending retail rate net metering for customers of the Guam Power Authority ("GPA") be replaced with a "buy all/sell all" or similar program that provides for compensation to homeowners at a lower, avoided cost rate. The GPA is a public corporation that provides electricity in Guam and is overseen by the CCU and regulated by the Guam Public Utilities Commission ("GPUC"). In 2019, the GPUC, who has the authority to approve or reject the CCU's recommendations, rejected the resolution and instead voted to cap participation in the net metering program from 1,000 customers to 261 megawatts, which represents 10% of the GPA system's peak power demand. The GPA has also proposed to eliminate the option for customers to roll over any excess net metering credits to the next year or receive a payment for excess credits remaining at the end of the year. In May 2020, the GPUC approved the GPA's proposal to eliminate the option for customers to roll over any excess net metering credits or receive a payment for excess credits remaining at the end of the year. This change will go into effect on January 1, 2021. Customers will be able to receive a payment for excess credits at the end of 2020, but any excess credits remaining at the end of a year in the future will be surrendered to the utility without compensation. In February 2020, the CCU adopted a resolution requiring all new distributed generation that participates in net metering and is tied to the GPA power grid to have an energy storage system such as a battery. The GPUC approved a February 2020 resolution by the CCU adopting additional requirements for new distributed generation that participates in net metering. Starting on June 1, 2021, new systems are required to have frequency control capability or energy storage, such as a battery, or else are required to pay an additional monthly charge to the GPA.

In other jurisdictions, including Austin, Texas, Minnesota and Connecticut, replacing net metering with a "value of distributed energy", "feed-in", or "sell-all/ buy-all" tariff is also being considered or has been adopted. Under a "value of distributed energy" tariff, the customer would be compensated at a rate that accounts for the electricity, capacity, environmental and other attributes provided by distributed generation to the grid and the electricity market. Under a "feed-in" or "sell-all/ buy-all" tariff, all the solar energy system's generation is exported to the grid and purchased by the utility at an established rate and the customer is required to purchase all of its electricity requirements from the utility at the retail rate. In New York, the NYPSC adopted a "value of distributed energy" policy but permitted existing net metering customers to remain on their current program and extended eligibility for net metering for new residential customers interconnected before January 1, 2022 for a period of 20 years. Residential customers otherwise still eligible for net metering may also elect to be compensated under a "value of distributed energy" tariff. New solar customers interconnecting after January 1, 2022 will continue to be eligible for net metering, but will be subject to a monthly fixed fee. Compensation for those customers covered by a "value of solar" tariff varies and may not favorably compare to that provided by net metering.

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

If net metering caps in certain jurisdictions are reached while they are still in effect, if the value of the credit that customers receive for net metering is significantly reduced, if customers are required to pay monthly charges in order to participate in a net metering program, if net metering is discontinued or replaced by a different regime that values solar energy at a lower rate, if the period that net metering customers remain eligible for their current net metering program is reduced or if other limits or restrictions on net metering are imposed, current and future customers may be unable to recognize the same level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would likely significantly limit customer demand for distributed residential solar energy systems and the electricity they generate and result in an increased rate of defaults, terminations or cancelations under customer agreements. Our ability to lease, finance and sell our solar energy systems and services or sell the electricity generated from our solar energy systems may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place or reductions in the amount or value of credit customers receive through net metering. This could adversely impact our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems, our business, financial condition and results of operations.

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

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed residential solar. Revenues from SRECs constituted approximately 17%, 22% and 29% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring that it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. On July 28, 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. The value of SRECs in a market tends to decrease over time as the supply of SREC‑producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results. See "Business—Government Incentives".

A loss or reduction in such incentives could decrease the attractiveness of new solar energy systems to customers, which could adversely impact our business and our access to capital. We also enter into economic hedges related to expected production of SRECs through forward contracts that require us to physically deliver the SRECs upon settlement. These arrangements may, depending on the instruments used and the level of additional hedges involved, limit any potential upside from SREC production increases. We may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement. In addition, we are exposed to risks related to changes in interest rates and may engage in hedging activities to mitigate related volatility. We may fail to properly hedge these SRECs or may fail to do so economically, which may also adversely affect our results of operations.

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

The federal government currently provides business investment tax credits under Section 48 and residential energy credits under Section 25D of the Code. Section 48(a) of the Code allows taxpayers to claim an investment tax credit equal to 30% of the basis of certain commercially owned solar property that began construction before 2020 if placed in service before 2026. The Section 48(a) ITC percentage decreased to 26% of the basis of a solar property that began construction during 2020 or 2021 or begins construction in 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the solar property is placed into service after 2025. In June 2018, the IRS provided guidance as to when construction is considered to begin for such purposes, including the 5% ITC Safe Harbor that may apply when a taxpayer pays or incurs (or in certain cases, a contractor of the taxpayer pays or incurs) 5% or more of the costs of a solar energy system before the end of the applicable year.

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

Our lease and PPA agreements are third-party ownership arrangements. Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the vertically integrated centralized electric utility. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer‑owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way they may deliver solar to their customers. In certain jurisdictions, laws have been interpreted to prohibit the sale of electricity pursuant to PPAs, leading distributed residential solar energy system providers to use leases in lieu of PPAs, in addition to customer ownership. These regulatory constraints may, for example, give rise to various property tax issues. See "Risks Related to Taxation". Changes in law and reductions in, eliminations of or additional requirements for, benefits such as rebates, tax incentives and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed residential solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Such a loss or reduction could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues from leases and PPAs.

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

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation (such as in key markets including California), the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. If solar generation resources reach a level capable of producing an over-generation situation, some existing solar generation resources may have to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, this could also result in a prohibition on the addition of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact our business, results of operations, future growth and cash flows.

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

Our business substantially focuses on solar service agreements and transactions with residential customers. We offer leases, loans and other products and services to consumers by contractors in our dealer networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We and our dealers must comply with numerous federal, state and local laws and regulations that govern matters relating to interactions with residential consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation, including under the laws identified in "—Sunnova’s business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business". These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we and our dealers do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We and our dealers strive to comply with all applicable laws and regulations relating to interactions with residential customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or the practices of us or our dealers.

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

From time to time, we have been included in lawsuits brought by the consumer customers of certain contractors in our networks, citing claims based on the sales practices of these contractors. While we have paid only minimal damages to date, we cannot be sure that a court of law would not determine that we are liable for the actions of the contractors in our networks or that a regulator or state attorney general's office may hold us accountable for violations of consumer protection or other applicable laws by the contractors in selling our loans, leases, and other products and services. Our risk mitigation processes may not be sufficient to mitigate financial harm to us associated with violations of applicable law by our contractors or ensure that any such contractor is able to satisfy its indemnification obligations to us. Any significant judgment against us could expose us to broader liabilities, a need to adjust our distribution channels for our products and services or otherwise change our business model, and could adversely impact our business.

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

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the U.S. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 ("CCPA") and California voters recently approved the California Privacy Rights Act ("CPRA"). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. While the CPRA will not take full effect until January 2023, it establishes a new California privacy regulator before that date. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation.

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

Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.

We must comply with various federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and which may affect our business.

The laws to which we may be subject to include federal and state laws that prohibit unfair, deceptive or abusive business acts or practices (such as the Federal Trade Commission Act and the Dodd-Frank Act), regulate lease and loan disclosures and terms and conditions (such as the Truth-in-Lending Act and the Consumer Leasing Act), prohibit discrimination (such as the Equal Credit Opportunity Act), and provide additional protections for certain customers in the military (such as Servicemembers Civil Relief Act that provides additional protections for certain customers in the military. Our busines is or may also be subject to federal and state laws that regulate consumer credit report information, data privacy, debt collection, electronic fund transfers, home improvement contracting and marketing activities (such as telemarketing, door-to-door sales, and e-mails).

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, settlements, limits on offering certain products and services, changes in business practices, increased compliance costs, indemnification obligations to our capital providers, loan repurchase obligations and reputational damage which may harm our business, results of operations and financial condition.

The highly regulated environment in which our capital providers operate could have an adverse effect on our business.

We and our capital providers are subject to federal and state supervision and regulation. Federal and state regulation of the banking industry, credit unions and other types of capital providers, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business and when and how they are able to deploy their capital. These requirements may constrain our ability to enter funding program agreements with new capital providers or the ability of our existing capital providers to continue originating loans through our platform. In choosing whether and how to conduct business with us, current and prospective capital providers can be expected to take into account the legal, regulatory and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts capital providers' ability to originate loans through our platform. An inability for an individual or type of capital provider to originate loans through our platform could have an adverse effect on our business, financial condition and cash flows

Risks Related to Taxation

Our ability to use NOLs and tax credit carryforwards to offset future income taxes is subject to limitation and the amount of such carryforwards may be subject to challenge or reduction.

As of December 31, 2021, we had approximately $1.2 billion of U.S. federal NOLs, a portion of which will begin to expire in 2032, and approximately $275.8 million of U.S. federal tax credit carryforwards, which will begin to expire in 2033. Utilization of our NOLs and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders, including one or more groups of public stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. Similar rules under Section 383 of the Code impose an annual limitation on the amount of tax credit carryforwards, including carryforwards of Section 48(a) ITCs, that may be used to offset U.S. federal income taxes.

We experienced an "ownership change" in August 2020 as defined by Sections 382 and 383 of the Code, which limits our future ability to utilize NOLs and tax credits generated before the "ownership change". However, these limitations do not prevent the use of our NOLs to offset certain built-in gains, including deemed gains with respect to our cost recovery deductions, recognized by us within five years after the ownership change with respect to assets held by us at the time of the ownership change, or the use of our tax credits to offset related tax liabilities, to the extent of our "net unrealized built-in gain" at the time of the ownership change. We have determined that, based upon the size of our net unrealized built-in gain at the time of our 2020 ownership change and our projected recognition of deemed built-in gains in the five years following the ownership change, there is no impact on the balances for deferred taxes or valuation allowance. Another "ownership change" could occur as a result of transactions that increase the ownership percentage of any of our 5% stockholders during a rolling three-year period, including redemptions of our stock, sales of our stock by other deemed 5% stockholders or issuances of stock by us, whether in additional public offerings or otherwise. If such another ownership change occurs, our ability to utilize NOLs and tax credit carryforwards may be subject to further limitation under Sections 382 and 383 of the Code. The application of the aforementioned limitations may cause U.S. federal income taxes to be paid by us earlier than they otherwise would be paid if such limitations were not in effect and could cause such NOLs and tax credit carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credit carryforwards. To the extent we are not able to offset our future taxable income with our NOLs or offset future taxes with our tax credit carryforwards, this would adversely affect our operating results and cash flows if we have taxable income in the future. These same risks can arise in the context of state income and franchise tax given many states conform to federal law and rely on federal authority for determining state NOLs.

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

Historically, there have been a limited number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from the tax benefits our tax equity vehicles provide, and a lack of depth in this market may limit our ability to complete such tax equity financing. Potential investors seeking tax-advantaged financing must remain satisfied the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors' assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of tax equity investors to invest in tax equity vehicles associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain this type of financing will continue to be available to us as the legal and regulatory landscape may shift in a manner that reduces or eliminates the attractiveness of such financing opportunities. For example, a step down of Section 48(a) ITCs is scheduled to occur in 2023. Additionally, we may be unable to identify investors interested in engaging in this type of financing with us. As of December 31, 2021, we have formed 17 tax equity vehicles to which investors such as banks and other large financial investors have committed to invest approximately $1.2 billion. The undrawn committed capital for these tax equity vehicles as of December 31, 2021 is approximately $106.0 million. We plan to continue to form new tax equity vehicles as long as existing tax law and regulations make such financing attractive. See "—Risks Related to Regulations—Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

The contractual terms in certain of our tax equity vehicle documents impose conditions on our ability to draw on financing commitments from the tax equity investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the tax equity vehicle or on us. The terms and conditions of our tax equity vehicles can vary and may require us to alter our products, services or product mix. If we do not satisfy such conditions due to events related to our business or a specific tax equity vehicle or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition to our inability to draw on the investors' commitments, we may incur financial penalties for non-performance (including delays in the installation process and interconnection to the power grid of solar energy systems and other factors). Based on the terms of the tax equity vehicle agreements, we will either reimburse a portion of the tax equity investor's capital or pay the tax equity investor a non-performance fee.

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

Additionally, we may have payment obligations to our tax equity investors under indemnity obligations contained in those financings. See "—If the IRS or the U.S. Treasury Department makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our tax equity vehicles' tax returns, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors and/or the U.S. government. Such determinations could have a material adverse effect on our business and financial condition" and "—If our solar energy systems either cease to be qualifying property or undergo certain changes in ownership within five years of the applicable placed in service date, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors and/or the U.S. government. Such recapture could have a material adverse effect on our business and financial condition".

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

The basis of our solar energy systems we report in our tax equity vehicles' tax returns to claim the Section 48(a) ITC is based on the appraised fair market value of our solar energy systems. The IRS continues to scrutinize fair market value determinations industry-wide. We are not aware of any IRS audits or results of audits related to our appraisals or fair market value determinations of any of our tax equity vehicles. If as part of an examination the IRS were to review the fair market value we used to establish our basis for claiming Section 48(a) ITCs and successfully assert the Section 48(a) ITCs previously claimed should be reduced, we would owe certain of our tax equity vehicles or our tax equity investors an amount equal to the disallowed Section 48(a) ITCs attributable to each investor's share of the difference between the fair market value used to establish our basis for claiming Section 48(a) ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed Section 48(a) ITCs. To date, we have not been required to make such payments under any of our tax equity vehicles. We have obtained insurance coverage with respect to certain losses that may be incurred should the Section 48(a) ITCs previously claimed with respect to our tax equity vehicles be reduced. Any such losses could be outside the scope of these insurance policies or exceed insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition.

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
•    future sales of our common stock, including by ECP, Newlight or other large stockholders, or perceptions that such sales might occur; and
•    the other factors described in these "Risk Factors".

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

Our charter documents authorize our Board to issue preferred stock without stockholder approval and, relatedly, may have the effect of delaying or preventing an acquisition of us or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our Board and management. In addition, some provisions of our certificate of incorporation, amended and restated bylaws and stockholders' agreement could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•limitations on changes of control and business combinations;
•limitations on the removal of directors;
•limitations on the ability of our stockholders to call special meetings;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the Board to be acted upon at meetings of stockholders;
•providing that the Board is expressly authorized to adopt, or to alter or repeal our bylaws; and
•establishing advance notice and certain information requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and our Board. For example, the Court of Chancery of the State of Delaware recently determined a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.

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

General Risk Factors

We are exposed to the credit risk of our customers.

Our customers purchase solar energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a lease. The PPA and lease terms are typically for 20 or 25 years. In addition, under our loan agreements the customer finances the purchase of a solar energy system and we agree to operate and maintain the solar energy system throughout the term of the agreement. Our solar service agreements require the customer to make monthly payments to us throughout the term of the contract, unless prepaid. Because we have long-term, contractual relationships with our customers, we are subject to the credit risk of our customers and screen our customers based upon their credit rating in an attempt to mitigate the risk of customer default. As of December 31, 2021, the average FICO® score of our customers for whom we have a FICO® score was 740 at the time of signing the solar service agreement. The accuracy of independent third-party information provided to the credit reporting agency cannot be verified. A FICO® score purports only to be a measurement of the relative degree of risk a borrower represents to a lender, i.e., a borrower with a higher score may be less likely to default in payment than a borrower with a lower score.

As of December 31, 2021, approximately 0.8% of our customers were in default under their solar service agreements. However, as we grow our business, the risk of customer defaults may increase as credit scores are dynamic and may deteriorate over a 25-year period. During an economic downturn, the risk of customer defaults may increase. In addition, our customers may assign their solar service agreements to other customers who have lower credit scores or we may enter into new solar service agreements in the future with customers who have lower credit scores than our current customers. In addition, future developments, including competition from other renewables, could decrease the attractiveness of our current contracts. Although our solar service agreements grant us the ability to terminate the agreement with the customer and repossess the defaulting customers' solar energy system in certain circumstances, enforcement of these rights under the solar service agreement may be difficult, expensive and time-consuming.

We are not able to insure against all potential risks and we may become subject to higher insurance premiums.

We are exposed to numerous risks inherent in the operation of solar energy systems and energy storage systems, including equipment failure, manufacturing defects, natural disasters such as hurricanes, freezes, fires and earthquakes, terrorist attacks, sabotage, vandalism and environmental risks. Furthermore, components of our solar energy systems and energy storage systems, such as panels, inverters and batteries, could be damaged by severe weather, such as tsunamis, hurricanes, tornadoes, hailstorms or lightning. If our solar energy systems or energy storage systems are damaged in the event of a natural disaster beyond our control, losses could be outside the scope of insurance policies or exceed insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant additional costs in taking actions in preparation for, or in reaction to, such events.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is in Houston, Texas, where we occupy approximately 71,700 square feet of office space pursuant to an operating lease that expires in July 2029. We lease additional offices in Houston, Guam, California, Florida, Nevada, Mississippi, New York and Puerto Rico, but do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Holders

As of February 21, 2022, there were approximately 20 holders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) the NYSE Composite Index and the (b) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from July 25, 2019 (the date our common stock commenced trading on the NYSE) through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $11.25 on July 25, 2019 and in the NYSE Composite Index and the Invesco Solar ETF on July 25, 2019, including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

In November 2021, one of our wholly-owned subsidiaries entered into a Master Lease Agreement (the "EAH Master Lease") with Energy Asset HoldCo LLC, a Delaware limited liability company and subsidiary of Lennar ("EAH Lessor"), to lease two pools of solar energy systems and assume the related PPA and lease obligations from EAH Lessor. In exchange for the right to receive future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those pooled agreements, we made an upfront payment to Lennar consisting of $35.0 million in cash and 1,027,409 shares of our common stock for net consideration of $79.4 million. Pursuant to the terms of the EAH Master Lease, additional pools of solar energy systems may also be leased from EAH Lessor in the future in exchange for upfront lease payments. The issuance of shares of our common stock in this transaction did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 6. [Reserved]

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

Company Overview

We are a leading residential energy service provider, serving over 195,000 customers in more than 25 U.S. states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

We offer customers products to power their homes with affordable solar energy. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and in the case of the latter are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, PPA or loan; however, we also offer service plans for systems previously originated by our competitors. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through December 31, 2021, we have raised more than $9.0 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We intend to expand our offerings to include complimentary products to our agreements as well as non-solar financing. Specifically, and subject to obtaining any applicable state and federal regulatory approvals and assessing any attendant risks, we plan to expand our offerings to include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

In April 2021, we acquired SunStreet, Lennar's residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduces customer acquisition costs, provides a multi-year supply of homesites through the development of new home solar communities and allows us to pursue the development of clean and resilient residential microgrids across the U.S.

We also enter into leases with third-party owners of pools of solar energy systems to receive such third party's interest in those systems. In connection therewith, we assume the related customer PPA and lease obligations, entitling us to future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those agreements, in exchange for a lease payment, whether upfront or over time, to the third-party owner, which may be made in the form of cash or shares of our common stock. We believe such arrangements enhance our long-term contracted cash flows and are complementary to our overall business model.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,140 megawatts of generation capacity and serving over 195,000 customers.

Recent Developments

Acquisition of SunStreet

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly-owned subsidiary of Lennar ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar's residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. In connection with the Acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage service provider for Lennar's new home communities with solar across the U.S. for a period of four years.

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

Investments in Solar Receivables

In November 2021, one of our wholly-owned subsidiaries entered into a Master Lease Agreement with Energy Asset HoldCo LLC, a Delaware limited liability company and subsidiary of Lennar, to lease two pools of solar energy systems and assume the related PPA and lease obligations from EAH Lessor. In exchange for the right to receive future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those pooled agreements, we made an upfront payment to Lennar consisting of $35.0 million in cash and 1,027,409 shares of our common stock for net consideration of $79.4 million. Pursuant to the terms of the EAH Master Lease, additional pools of solar energy systems may also be leased from EAH Lessor in the future in exchange for upfront lease payments.

Accessory Loans

In November 2021, we began offering an accessory loan for services sold independent of a solar energy system or energy storage system. Accessory loans allow consumers to finance solutions, including home generators, roofing, electric vehicle chargers, home security systems and other offerings we may make available in the future.

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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems. These shortages and delays can be attributed in part to the COVID-19 pandemic as well as to government action in response to the pandemic, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing and conducting repairs through much of 2022, if these shortages and delays persist, they could impact the timing of when solar energy systems and energy storage systems can be installed and repaired and when we can acquire and begin to generate revenue from those systems. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

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

Financing Transactions

In October 2021, we admitted a tax equity investor with a total capital commitment of approximately $11.6 million. In December 2021, we admitted a tax equity investor with a total capital commitment of approximately $50.0 million. In February 2022, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In October 2021, we amended the revolving credit facility associated with one of our financing subsidiaries that owns certain tax equity funds to, among other things, update the LIBOR transition terms and transfer a portion of the loan commitment to an additional lender. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In October 2021, one of our subsidiaries issued $68.4 million in aggregate principal amount of Series 2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes (collectively, the "HELVII Notes") with a maturity date of October 2048. The HELVII Notes bear interest at an annual rate of 2.03%, 2.33% and 2.63% for the Class A, Class B and Class C notes, respectively. In February 2022, one of our subsidiaries entered into a Note Purchase Agreement related to the sale of $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes will bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. The transaction is expected to close on or about February 24, 2022, subject to customary closing conditions. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through December 31, 2021, we have issued $2.5 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through December 31, 2021, we have received commitments of approximately $1.2 billion through the use of tax equity funds, of which an aggregate of $978.8 million has been funded and $106.0 million remains available for use.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique individual possessing an in-service product that is subject to a Sunnova lease, PPA or loan agreement, or with respect to which Sunnova is obligated to perform a service under an active agreement between Sunnova and the individual or between Sunnova and a third party. For all solar energy systems or energy storage systems installed by us, in-service means the related solar energy system or energy storage system, as applicable, must have met all the requirements to begin operation and be interconnected to the electrical grid. For all products other than solar energy systems or energy storage systems, which are subject to a loan agreement between Sunnova and a customer, in-service means the customer is obligated to begin making payments to Sunnova under the loan agreement. We do not include in our number of customers any customer possessing a solar energy system or energy storage system under a lease, PPA or loan agreement that has reached mechanical completion but has not received permission to operate from the local utility or for whom we have terminated the contract and removed the solar energy system. We also do not include in our number of customers any customer that has been in default under his or her lease, PPA or loan agreement in excess of six months. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of December 31,
	2021	2020	Change
Number of customers	195,400	107,500	87,900

Weighted Average Number of Systems. We calculate the weighted average number of systems based on the number of months a customer and any additional service obligation related to a solar energy system is in-service during a given measurement period. The weighted average number of systems reflects the number of systems at the beginning of a period, plus the total number of new systems added in the period adjusted by a factor that accounts for the partial period nature of those new systems. For purposes of this calculation, we assume all new systems added during a month were added in the middle of that month. The number of systems for any end of period will exceed the number of customers, as defined above, for that same end of period as we are also including any additional services and/or contracts a customer or third party executed for the additional work for the same residence. We track the weighted average system count in order to accurately reflect the contribution of the appropriate number of systems to key financial metrics over the measurement period.

	Year Ended December 31,
	2021	2020	2019
Weighted average number of systems (excluding loan agreements and cash sales)	127,200	77,900	60,100
Weighted average number of systems with loan agreements	27,500	14,200	8,400
Weighted average number of systems with cash sales	600	—	—
Weighted average number of systems	155,300	92,100	68,500

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(147,510)	$(307,818)	$(133,434)
Interest expense, net	116,248	154,580	108,024
Interest expense, net—affiliates	—	—	4,098
Interest income	(34,228)	(23,741)	(12,483)
Income tax expense	260	181	—
Depreciation expense	85,600	66,066	49,340
Amortization expense	21,771	32	29
EBITDA	42,141	(110,700)	15,574
Non-cash compensation expense (1)	17,236	10,873	10,512
ARO accretion expense	2,897	2,186	1,443
Financing deal costs	1,411	4,454	1,161
Natural disaster losses and related charges, net	—	31	54
IPO costs	—	—	3,804
Acquisition costs	6,709	—	—
Loss on unenforceable contracts	—	—	2,381
Loss on extinguishment of long-term debt, net	9,824	142,772	—
Loss on extinguishment of long-term debt, net—affiliates	—	—	10,645
Unrealized (gain) loss on fair value instruments	(21,988)	(907)	150
Realized (gain) loss on fair value instruments	—	(835)	730
Amortization of payments to dealers for exclusivity and other bonus arrangements	2,968	1,820	583
Legal settlements	—	—	1,260
Provision for current expected credit losses	23,679	7,969	—
Non-cash inventory impairments	982	1,934	—
Adjusted EBITDA	$85,859	$59,597	$48,297

(1)    Amount includes the non-cash effect of equity-based compensation plans of $17.2 million, $10.9 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and partial forgiveness of a loan to an executive officer used to purchase our capital stock of $1.3 million for the year ended December 31, 2019.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest income from customer notes receivable	$33,696	$23,239	$11,588
Principal proceeds from customer notes receivable, net of related revenue	$59,274	$32,580	$20,044

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$296,642	$196,598	$153,826
Depreciation expense	(85,600)	(66,066)	(49,340)
Amortization expense	(21,771)	(32)	(29)
Non-cash compensation expense	(17,236)	(10,873)	(10,512)
ARO accretion expense	(2,897)	(2,186)	(1,443)
Financing deal costs	(1,411)	(4,454)	(1,161)
Natural disaster losses and related charges, net	—	(31)	(54)
IPO costs	—	—	(3,804)
Acquisition costs	(6,709)	—	—
Loss on unenforceable contracts	—	—	(2,381)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(2,968)	(1,820)	(583)
Legal settlements	—	—	(1,260)
Provision for current expected credit losses	(23,679)	(7,969)	—
Non-cash inventory impairments	(982)	(1,934)	—
Direct sales costs	(733)	—	—
Cost of revenue related to cash sales	(14,525)	—	—
Unrealized gain on fair value instruments	22,504	—	—
Adjusted Operating Expense	$140,635	$101,233	$83,259
Adjusted Operating Expense per weighted average system	$906	$1,099	$1,215

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related SRECs, either under existing contracts or in future sales, plus the cash flows we expect to receive from energy services programs such as grid services, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 4%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of December 31, 2021 and 2020, calculated using a 4% discount rate.

	As of December 31,
	2021	2020
	(in millions)
Estimated gross contracted customer value	$4,337	$2,997

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs which may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 4% to be appropriate based on recent transactions that demonstrate a portfolio of residential solar service agreements is an asset class that can be securitized successfully on a long-term basis with a coupon of less than 4%. We also present these metrics with a discount rate of 4% based on industry practice. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of December 31, 2021
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$4,658	$4,101	$3,676
0%	$4,976	$4,337	$3,853

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through December 31, 2021, we have raised more than $9.0 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 or begins construction in 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year, even though the solar energy system is not placed in service until after the end of that year. For installations in 2021, we purchased prior to 2020 substantially all the inverters that we estimated would be deployed under our lease and PPA agreements that we expected would allow the related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Based on various market factors, however, not all solar energy systems installed in 2021 qualify for the Section 48(a) ITC at 30%. For solar energy systems installed in 2021 that did not meet all requirements for the 30% Section 48(a) ITC, such solar energy systems are expected to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in future periods to extend the availability of each period's Section 48(a) ITC. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

Cost of Solar Energy Systems and Energy Storage Systems. Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on imported solar modules, which may make it less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has remained steady and increased slightly for some suppliers due to several market variables, including COVID-19, raw material shortages and freight prices, but this still remains a potential area of growth for us.

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

Climate Change Action. As a result of increasing global awareness of and aversion to climate change impacts, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. This trend, along with increasing commitments to reduce carbon emissions, is expected to result in increased demand for our products and services. Under the current presidential administration, the focus on cleaner energy sources and technology to decarbonize the U.S. economy continues to accelerate. The Biden administration has taken immediate steps that we believe signify support for cleaner energy sources, including, but not limited to, rejoining the Paris Climate Accord, re-establishing a social price on carbon used in cost/benefit analysis for policy making and announcing a commitment to transition the U.S. economy to a net-zero carbon economy by 2050. We expect the Biden administration, combined with a closely divided Congress, to continue to take actions that are supportive of the renewable energy industry, such as incentivizing clean energy sources and supporting new investment in areas like renewables.

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the MACRS, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. Policies requiring solar on new homes or new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

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

PPAs. We have determined solar service agreements under which customers purchase electricity from us should be accounted for as revenue from contracts with customers. We recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the contracts. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

Lease Agreements. We are the lessor under lease agreements for solar energy systems and energy storage systems, which we account for as revenue from contracts with customers. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically 10 years.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the years ended December 31, 2021, 2020 and 2019, we incurred $14.3 million, $7.4 million and $4.6 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Operating Income. Other operating income primarily represents changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration.

Interest Expense, Net. Interest expense, net represents interest on our borrowings under our various debt facilities, amortization of debt discounts and deferred financing costs and realized and unrealized gains and losses on derivative instruments.

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

Other (Income) Expense. Other (income) expense primarily represents changes in the fair value of certain financial instruments related to non-operating assets.

Income Tax Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax expense includes the effects of taxes incurred in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements and taxes incurred in states with pass-through entity taxes.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue	$241,752	$160,820	$80,932

Operating expense:
Cost of revenue—depreciation	76,474	58,431	18,043
Cost of revenue—other	21,834	6,747	15,087
Operations and maintenance	19,583	16,313	3,270
General and administrative	204,236	115,148	89,088
Other operating income	(25,485)	(41)	(25,444)
Total operating expense, net	296,642	196,598	100,044

Operating loss	(54,890)	(35,778)	(19,112)

Interest expense, net	116,248	154,580	(38,332)
Interest income	(34,228)	(23,741)	(10,487)
Loss on extinguishment of long-term debt, net	9,824	142,772	(132,948)
Other (income) expense	516	(1,752)	2,268
Loss before income tax	(147,250)	(307,637)	160,387

Income tax expense	260	181	79
Net loss	(147,510)	(307,818)	160,308
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(9,382)	(55,534)	46,152
Net loss attributable to stockholders	$(138,128)	$(252,284)	$114,156

Revenue

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
PPA revenue	$86,087	$65,760	$20,327
Lease revenue	71,784	51,650	20,134
SREC revenue	41,537	35,747	5,790
Cash sales revenue	27,176	—	27,176
Loan revenue	7,768	3,032	4,736
Other revenue	7,400	4,631	2,769
Total	$241,752	$160,820	$80,932

Revenue increased by $80.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales) increased from approximately 77,900 for the year ended December 31, 2020 to approximately 127,200 for the year ended December 31, 2021. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $1,567 per system for the year ended December 31, 2020 to $1,299 per system for the same period in 2021 (17% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue increased by $5.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of an increase in the number of solar energy systems in service, which resulted in additional SREC production. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $214 per system for the year ended December 31, 2020 to $282 per system for the same period in 2021 (32% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Cost of revenue—depreciation	$76,474	$58,431	$18,043

Cost of revenue—depreciation increased by $18.0 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 77,900 for the year ended December 31, 2020 to approximately 101,200 for the year ended December 31, 2021. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $750 per system for the year ended December 31, 2020 compared to $756 per system for the same period in 2021 (1% increase).

Cost of Revenue—Other

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Cost of revenue—other	$21,834	$6,747	$15,087

Cost of revenue—other increased by $15.1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to costs of $14.5 million related to cash sales revenue, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Operations and maintenance	$19,583	$16,313	$3,270

Operations and maintenance expense increased by $3.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher property insurance costs and truck roll costs, offset by lower impairments and losses on disposals and property tax expense. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, decreased from $184 per system for the year ended December 31, 2020 to $146 per system for the year ended December 31, 2021.

General and Administrative Expense

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
General and administrative	$204,236	$115,148	$89,088

General and administrative expense increased by $89.1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to increases of (a) $27.8 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the acquisition of personnel from SunStreet, of which $6.9 million relates to the growth of our customers and performing additional operations and maintenance work by Sunnova personnel rather than by third parties, (b) $21.7 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (c) $15.7 million of provision for current expected credit losses, (d) $6.7 million of transaction costs related to acquisition activities and (e) $6.5 million in consultants, contractors, and professional fees.

Other Operating Income

Other operating income increased by $25.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the change in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Interest expense, net	$116,248	$154,580	$(38,332)

Interest expense, net decreased by $38.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to a decrease in realized losses on interest rate swaps of $49.0 million due to the termination of certain debt facilities in 2020 and a decrease in amortization of debt discounts of $5.7 million. These were partially offset by a decrease in unrealized gains on interest rate swaps of $8.9 million and an increase in amortization of deferred financing costs of $5.0 million.

Interest Income

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Interest income	$34,228	$23,741	$10,487

Interest income increased by $10.5 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 14,200 for the year ended December 31, 2020 to approximately 27,500 for the year ended December 31, 2021. On a weighted average number of systems basis, loan interest income decreased from $1,637 per system for the year ended December 31, 2020 to $1,225 per system for the year ended December 31, 2021 primarily due to a decrease in the annual interest rate for new loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $132.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the conversion of approximately $150.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes that met the criteria for extinguishment accounting under GAAP during the year ended December 31, 2020, offset by a make-whole payment related to the early repayment of one of our solar asset-backed notes securitizations during the year ended December 31, 2021.

Income Tax Expense

Income tax expense increased by $0.1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $46.2 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease in loss attributable to noncontrolling interests from tax equity funds added in 2019.

Results of Operations—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had total cash of $391.9 million, of which $243.1 million was unrestricted, and $411.8 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. For a discussion of cash requirements from contractual and other obligations, see Note 17, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historically, our primary sources of liquidity included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2021, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is a description of our various financing arrangements. For a complete description of the facilities in place as of December 31, 2021 see Note 8, Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tax Equity Fund Commitments

As of December 31, 2021, we had undrawn committed capital of approximately $106.0 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and related safe harbors, and on investor demand for such funding. The terms of the tax equity funds' operating agreements contain allocations of taxable income (loss) and Section 48(a) ITCs that vary over time and adjust between the members after either the tax equity investor receives its contractual rate of return or after a specified date. The following table summarizes our tax equity commitments as of December 31, 2021:

Date Class A Member Admitted	Class A Member Capital Commitment
(in thousands)
March 2017	$97,500
December 2017	$45,000
December 2017	$57,000
January 2019	$50,000
August 2019	$75,000
December 2019	$50,000
February 2020	$75,000
May 2020	$155,000
July 2020	$10,000
September 2020	$75,000
November 2020	$100,000
April 2021	$50,000
April 2021	$25,000
May 2021	$150,000
July 2021	$150,000
October 2021	$11,634
December 2021	$50,000

In February 2022, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. For additional information regarding our tax equity fund commitments, see Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In April 2017, one of our subsidiaries entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended and restated in March 2019 and further amended in September 2019, December 2019, January 2020, March 2020, September 2020 and March 2021. Under the amended credit facility, the subsidiary may borrow up to $350.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. The proceeds of the loans under the credit facility are available for funding the purchase of solar loans, making deposits in the subsidiary's reserve accounts and paying fees in connection with the credit facility. The credit facility bears interest at an annual rate of adjusted LIBOR plus an applicable margin. The credit facility has a maturity date occurring in November 2023. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the credit facility, as well as certain indemnity and refund obligations. In June 2020, we used proceeds from the HELIV Notes (as defined below) to repay $149.3 million in aggregate principal amount outstanding. In October 2020, we used proceeds from another credit facility entered into in September 2020 to repay $28.0 million in aggregate principal amount outstanding. In February 2021, we used proceeds from the HELV Notes (as defined below) to repay $107.3 million in aggregate principal amount outstanding. In July 2021, we used proceeds from the HELVI Notes (as defined below) to repay $144.0 million in aggregate principal amount outstanding. As of December 31, 2021, we had $10.0 million of available borrowing capacity under the credit facility.

In September 2019, one of our subsidiaries entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended in December 2019 and further amended in January 2020, February 2020, March 2020, May 2020, June 2020, October 2020, November 2020, January 2021, September 2021 and October 2021. Under the amended credit facility, the subsidiary may borrow up to an initial $460.7 million with a maximum facility amount of $600.0 million based on the aggregate value of solar assets owned by the borrower's subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. The proceeds from the credit facility are available for funding certain reserve accounts required by the credit facility, making distributions to us and paying fees incurred in connection with closing the credit facility. The credit facility bears interest at an annual rate of adjusted LIBOR plus a weighted average margin of 4.15%. The credit facility has a maturity date occurring in November 2022. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the credit facility, as well as certain indemnity and repurchase obligations. In November 2020, we used proceeds from the SOLII Notes (as defined below) to repay $211.5 million in aggregate principal amount outstanding. In June 2021, we used proceeds from the SOLIII Notes (as defined below) to repay $105.1 million in aggregate principal amount outstanding. As of December 31, 2021, we had $341.8 million of available borrowing capacity under the credit facility.

In December 2019, one of our subsidiaries entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The credit facility was amended in September 2020 and November 2020. Under the credit facility, the subsidiary could borrow up to an initial $95.2 million with a maximum facility amount of $137.6 million, subject to lender consent and certain other conditions. The proceeds from the credit facility were available for purchasing certain eligible equipment the borrower intends will allow certain related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor outlined in IRS Notice 2018-59, funding a reserve account required by the credit facility and paying fees incurred in connection with closing the credit facility. The credit facility bore interest at an annual rate of either LIBOR divided by a percentage equal to 100% minus a reserve percentage or a base rate, plus an applicable margin. The credit facility had a maturity date occurring in December 2022. Sunnova Energy Corporation guaranteed the performance obligations of certain affiliates under agreements entered into in connection with the credit facility and also provided a limited payment guarantee in respect of the borrower's obligations under the credit facility that was subject to a cap of $9.5 million, which equates to 10% of the initial commitments. The availability period for additional borrowings under the credit facility ended in December 2020. In May 2021, we used proceeds from the 0.25% convertible senior notes to fully repay the aggregate principal amount outstanding of $48.2 million and the credit facility was terminated.

In September 2020, one of our subsidiaries entered into a secured revolving credit facility with Banco Popular de Puerto Rico. Under the credit facility, the subsidiary may borrow up to $60.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the credit facility. The proceeds of the loans under the credit facility are available for funding the purchase of solar loans, making deposits in the subsidiary's reserve account and paying fees in connection with the credit facility. The credit facility bears interest at an annual rate of adjusted LIBOR plus an applicable margin. The credit facility has a maturity date occurring in September 2023. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the credit facility. In February 2021, we used proceeds from the HELV Notes (as defined below) to repay $29.5 million in aggregate principal amount outstanding. In July 2021, we used proceeds from the HELVI Notes (as defined below) to repay

$24.9 million in aggregate principal amount outstanding. As of December 31, 2021, we had $60.0 million of available borrowing capacity under the credit facility.

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

In April 2017, one of our subsidiaries issued $191.8 million in aggregate principal amount of Series 2017-1 Class A solar asset-backed notes, $18.0 million in aggregate principal amount of Series 2017-1 Class B solar asset-backed notes, and $45.0 million in aggregate principal amount of 2017-1 Class C solar asset-backed notes (collectively, the "HELI Notes") with a maturity date of September 2049. The HELI Notes bore interest at an annual rate of 4.94%, 6.00% and 8.00% for the Class A, Class B and Class C notes, respectively. In June 2021, we used proceeds from the SOLIII Notes (as defined below) to fully repay the aggregate principal amount outstanding of $205.7 million.

In November 2018, one of our subsidiaries issued $202.0 million in aggregate principal amount of Series 2018-1 Class A solar asset-backed notes and $60.7 million in aggregate principal amount of Series 2018-1 Class B solar asset-backed notes (collectively, the "HELII Notes") with a maturity date of July 2048. The HELII Notes bear interest at an annual rate of 4.87% and 7.71% for the Class A and Class B notes, respectively.

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

In July 2021, one of our subsidiaries issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes (collectively the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively.

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

In February 2022, one of our subsidiaries entered into a Note Purchase Agreement related to the sale of $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes with a maturity date of February 2049. The HELVIII Notes will bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. The transaction is expected to close on or about February 24, 2022, subject to customary closing conditions.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the notes. We refer to this as "early amortization", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels. As of December 31, 2021, we have not had any early amortizations under any of our securitizations. In the event of an early amortization, the notes issuer would be required to repay the affected outstanding securitized borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due under the related indenture and foreclosure on the issuer's assets.

Senior Notes

During the year ended December 31, 2020, certain of the holders of our 9.75% convertible senior notes ("9.75% convertible senior notes") converted approximately $150.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 11,168,874 shares of our common stock. During the year ended December 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. As such, there are no longer any 9.75% convertible senior notes outstanding.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021:

		Payments Due by Period (1)
	Total	2022	2023-2024	2025-2026	Beyond 2026
	(in thousands)
Debt obligations (including future interest) (2)	$3,919,518	$232,809	$728,137	$1,350,397	$1,608,175
AROs	54,396	—	—	—	54,396
Operating lease payments (3)	22,176	1,364	5,881	6,293	8,638
Finance lease payments	1,761	702	925	134	—
Guaranteed performance obligations	5,293	3,175	1,980	138	—
Inventory purchase obligations	4,974	—	4,974	—	—
Other obligations (4)	50,979	28,149	22,817	13	—
Total	$4,059,097	$266,199	$764,714	$1,356,975	$1,671,209

(1)Does not include amounts related to the contingent obligation to purchase all of a tax equity investor's units upon exercise of their withdrawal rights. The withdrawal price for the tax equity investors' interest in the respective fund is equal to the sum of: (a) any unpaid, accrued priority return and (b) the lesser of: (i) a fixed price and (ii) the fair market value of such interest at the date the option is exercised. Due to uncertainties associated with estimating the timing and amount of the withdrawal price, we cannot determine the potential future payments that we could have to make under these withdrawal rights. For additional information regarding the withdrawal rights see Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Interest payments related to long-term debt and interest rate swaps are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2021.
(3)Includes reimbursements of approximately $847,000 for leasehold improvements expected in 2022 through 2024.
(4)Other obligations relate to information technology services and licenses and distributions payable to redeemable noncontrolling interests.

Historical Cash Flows—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(209,230)	$(131,466)	$(77,764)
Net cash used in investing activities	(1,241,216)	(829,519)	(411,697)
Net cash provided by financing activities	1,464,450	1,188,587	275,863
Net increase in cash and restricted cash	$14,004	$227,602	$(213,598)

Operating Activities

Net cash used in operating activities increased by $77.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $102.4 million and payments to dealers for exclusivity and other bonus arrangements of $3.0 million. This increase is offset by an increase in net inflows of $17.4 million in 2021 compared to net outflows of $57.3 million in 2020 based on: (a) our net loss of $147.5 million in 2021 excluding non-cash operating items of $164.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net outflows of $17.4 million and (b) our net loss of $307.8 million in

2020 excluding non-cash operating items of $250.5 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net outflows of $57.3 million. These net differences between the two periods resulted in a net change in operating cash flows of $74.7 million in 2021 compared to 2020.

Investing Activities

Net cash used in investing activities increased by $411.7 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily a result of increases in payments for investments and customer notes receivable of $443.7 million ($728.9 million in 2021 compared to $285.2 million in 2020) and payments for investments in solar receivables of $32.2 million in 2021. This increase is partially offset by purchases of property and equipment, primarily solar energy systems, of $23.8 million ($554.5 million in 2021 compared to $578.4 million in 2020) and proceeds from customer notes receivable of $66.9 million (of which $48.8 million was prepaid) in 2021 compared to $35.5 million (of which $28.2 million was prepaid) in 2020.

Financing Activities

Net cash provided by financing activities increased by $275.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily a result of increases in net borrowings under our debt facilities of $571.3 million ($1.3 billion in 2021 compared to $682.9 million in 2020) and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $20.5 ($334.3 million in 2021 compared to $313.7 million in 2020). This increase is partially offset by proceeds from the issuance of common stock of $10.5 million in 2021 compared to $152.3 million in 2020, the purchase of capped call transactions of $91.7 million in 2021 and net proceeds from the equity component of a debt instrument of $73.7 million in 2020.

Historical Cash Flows—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Historical Cash Flows—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019" in our Annual Report on Form 10-K filed with the SEC on February 25, 2021 pursuant to the Securities Exchange Act of 1934, as amended.

Seasonality

See "Business—Seasonality".

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent our actual results materially differ from these estimates.

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with our principles of consolidation, the valuation of assets acquired and liabilities assumed in acquisitions, the estimated useful life of our solar energy systems, the valuation of the removal assumptions, including costs, associated with AROs, the valuation of redeemable noncontrolling interests and noncontrolling interests and our allowance for current expected credit losses have the greatest subjectivity and impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates and discuss these items in detail below. See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

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

Acquisitions

Business combinations are accounted for using the acquisition method of accounting. The purchase price of an acquisition is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to general and administrative expense. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed.

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

The fair values of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Significant estimates include, but are not limited to, discount rates, forecasted cash flows, forecasted customer growth and earnout consideration. These estimates are inherently uncertain and unpredictable.

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

Redeemable Noncontrolling Interests and Noncontrolling Interests

Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries (the "tax equity entities"). For these tax equity entities, we have determined the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated balance sheets represent the amounts third-party investors would hypothetically receive at each balance sheet date under the liquidation provisions of the operating agreements, assuming the net assets of the subsidiaries were liquidated at amounts determined in accordance with GAAP and distributed to the investors. The noncontrolling interest balances in these subsidiaries are reported as a component of equity in the consolidated balance sheets. The amount of income or loss allocated to noncontrolling interests in the results of operations for the subsidiaries using HLBV are determined as the difference in the noncontrolling interest balances in the consolidated balance sheets at the start and end of each reporting period, after taking into account any capital transactions between the subsidiaries and the third-party investors. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows.

Current Expected Credit Losses

Our allowance for current expected credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and are adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. We review the allowance quarterly for any significant macroeconomic trends affecting the market but not yet impacting us. Assessments performed throughout the year include normal macroeconomic trends (e.g. delinquency and default and loss rates from leading credit bureaus by industry) as well as trends specifically related to the COVID-19 pandemic (e.g. forbearance and credit quality). While making adjustments to loss rates is ultimately a subjective determination, we have created an internal and external data-driven evaluation process to ensure any adjustments or updates to the model are informed and fact-based prior to executing such a change.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $1.7 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sunnova Energy International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sunnova Energy International Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded SunStreet Energy Group, LLC ("SunStreet") from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded SunStreet from our audit of internal control over financial reporting. SunStreet is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent approximately $89.7 million and $31.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of SunStreet Energy Group, LLC – Fair Value of Solar System Sales Customer Relationships Intangible Asset and Certain Contingent Consideration

As described in Note 11 to the consolidated financial statements, the Company completed the acquisition of SunStreet Energy Group, LLC for total purchase consideration of approximately $218.6 million in April 2021, which resulted in approximately $145.5 million of intangible assets for customer relationships for solar system sales and $90.4 million of contingent consideration substantially related to an installation earnout being recorded. Management estimated the fair value of the customer relationships for solar system sales using the multi-period excess earnings method. For contingent consideration, management estimated the fair value of the installation earnout using the Monte Carlo model. As disclosed by management, these significant estimates include, but are not limited to, input related to discount rates, forecasted cash flows, forecasted customer growth and earnout consideration.

The principal considerations for our determination that performing procedures relating to the acquired SunStreet Energy Group, LLC solar system sales customer relationships and installation earnout contingent consideration is a critical audit matter are the significant judgment by management when estimating the fair value of the customer relationships and the installation earnout, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to forecasted customer growth and discount rate for the customer relationships and discount rate related to the installation earnout. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management's valuation and development of significant assumptions related to the solar system sales customer relationships and the installation earnout contingent consideration, and the completeness and accuracy of the data utilized by management. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management's process for estimating the fair value of the solar system sales customer relationships and the installation earnout contingent consideration. Testing management's process included (i) evaluating the appropriateness of the valuation methods, and (ii) evaluating the reasonableness of significant assumptions related to forecasted customer growth and discount rate for the solar system sales customer relationships and discount rate related to the installation earnout contingent consideration. Evaluating the reasonableness of the forecasted customer growth included considering the historical performance of the business as well as external market and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's valuation methods and the significant assumption related to the discount rates utilized.

Initial Accounting Assessment of New Tax Equity Partnerships (TEPs)

As described in Notes 1, 2, and 13 to the consolidated financial statements, the Company admitted tax equity investors of TEPVD, TEPVA, TEPVB, TEPVC, TEPVE and TEP6A through a TEP structure in 2021. As of December 31, 2021, the

Company had approximately $145.3 million of redeemable noncontrolling interest and $286.8 million of noncontrolling interest, a portion of which relates to these TEPs. The Company forms TEPs with its investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with the Company's solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (VIEs), through arrangements that do not involve holding a majority of the voting interests. The Company consolidates a VIE when it is the primary beneficiary, which is defined as the party that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As disclosed by management, assets, liabilities and operating results of these partnerships are consolidated in the financial statements. The tax equity investors' share of the net assets of these tax equity funds are recognized as redeemable noncontrolling interests and noncontrolling interests in the consolidated balance sheet. Additionally, management has determined that the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method.

The principal considerations for our determination that performing procedures relating to the initial accounting assessment of new TEP arrangements is a critical audit matter are the significant judgment by management in the assessment of whether the Company is the primary beneficiary of the TEP, thus requiring consolidation of the entity, as well as the application of the HLBV methodology based on the terms of the operating agreements in the initial year, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the initial accounting assessment of whether the Company is the primary beneficiary of the new TEP and the application of the HLBV methodology based on the substantive economic arrangements of the TEP operating agreements. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the initial accounting for the new TEPs. These procedures also included, among others, using professionals with specialized skill and knowledge to (i) evaluate the appropriateness of management's application of the HLBV methodology based on the substantive economic arrangements of the TEP operating agreements and (ii) evaluate management's assessment of whether the Company qualifies as the primary beneficiary of the TEP, and therefore consolidates the TEP.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2022

We have served as the Company's auditor since 2014, which includes periods before the Company became subject to SEC reporting requirements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$243,101	$209,859
Accounts receivable—trade, net	18,584	10,243
Accounts receivable—other	57,736	21,378
Other current assets, net of allowance of $1,646 and $707 as of December 31, 2021 and 2020, respectively	296,321	215,175
Total current assets	615,742	456,655

Property and equipment, net	2,909,613	2,323,169
Customer notes receivable, net of allowance of $39,492 and $16,961 as of December 31, 2021 and 2020, respectively	1,204,073	513,386
Intangible assets, net	190,520	49
Goodwill	13,150	—
Other assets	571,136	294,324
Total assets (1)	$5,504,234	$3,587,583

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$55,033	$39,908
Accrued expenses	81,721	34,049
Current portion of long-term debt	129,793	110,883
Other current liabilities	44,350	26,014
Total current liabilities	310,897	210,854

Long-term debt, net	3,135,681	1,924,653
Other long-term liabilities	436,043	171,395
Total liabilities (1)	3,882,621	2,306,902

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	145,336	136,124

Stockholders' equity:
Common stock, 113,386,600 and 100,412,036 shares issued as of December 31, 2021 and 2020, respectively, at $0.0001 par value	11	10
Additional paid-in capital—common stock	1,649,199	1,482,716
Accumulated deficit	(459,715)	(530,995)
Total stockholders' equity	1,189,495	951,731
Noncontrolling interests	286,782	192,826
Total equity	1,476,277	1,144,557
Total liabilities, redeemable noncontrolling interests and equity	$5,504,234	$3,587,583

(1) The consolidated assets as of December 31, 2021 and 2020 include $2,148,398 and $1,471,796, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $23,538 and $13,407 as of December 31, 2021 and 2020, respectively; accounts receivable—trade, net of $6,167 and $2,953 as of December 31, 2021 and 2020, respectively; accounts receivable—other of $410 and $583 as of December 31, 2021 and 2020, respectively; other current assets of $272,421 and $182,646 as of December 31, 2021 and 2020, respectively; property and equipment, net of $1,817,471 and $1,257,953 as of December 31, 2021 and 2020, respectively; and other assets of $28,391 and $14,254 as of December 31, 2021 and 2020, respectively. The consolidated liabilities as of December 31, 2021 and 2020 include $47,225 and $32,345, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $6,014 and $2,744 as of December 31, 2021 and 2020, respectively; accrued expenses of $88 and $827 as of December 31, 2021 and 2020, respectively; other current liabilities of $3,845 and $3,284 as of December 31, 2021 and 2020, respectively; and other long-term liabilities of $37,278 and $25,490 as of December 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$241,752	$160,820	$131,556

Operating expense:
Cost of revenue—depreciation	76,474	58,431	43,536
Cost of revenue—other	21,834	6,747	3,877
Operations and maintenance	19,583	16,313	8,588
General and administrative	204,236	115,148	97,986
Other operating income	(25,485)	(41)	(161)
Total operating expense, net	296,642	196,598	153,826

Operating loss	(54,890)	(35,778)	(22,270)

Interest expense, net	116,248	154,580	108,024
Interest expense, net—affiliates	—	—	4,098
Interest income	(34,228)	(23,741)	(12,483)
Loss on extinguishment of long-term debt, net	9,824	142,772	—
Loss on extinguishment of long-term debt, net—affiliates	—	—	10,645
Other (income) expense	516	(1,752)	880
Loss before income tax	(147,250)	(307,637)	(133,434)

Income tax expense	260	181	—
Net loss	(147,510)	(307,818)	(133,434)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(9,382)	(55,534)	10,917
Net loss attributable to stockholders	(138,128)	(252,284)	(144,351)
Dividends earned on Series A convertible preferred stock	—	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(138,128)	$(252,284)	$(169,076)

Net loss per share attributable to common stockholders—basic and diluted	$(1.25)	$(2.87)	$(4.14)
Weighted average common shares outstanding—basic and diluted	110,881,630	87,871,457	40,797,976

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,510)	$(307,818)	$(133,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85,600	66,066	49,340
Impairment and loss on disposals, net	3,655	5,824	1,772
Amortization of intangible assets	21,354	29	21
Amortization of deferred financing costs	14,050	9,031	9,822
Amortization of debt discount	9,949	15,685	3,018
Non-cash effect of equity-based compensation plans	17,236	10,873	9,235
Non-cash payment-in-kind interest on loan—affiliates	—	—	2,716
Unrealized (gain) loss on derivatives	(4,874)	(13,768)	19,237
Unrealized (gain) loss on fair value instruments	(21,988)	(907)	150
Loss on extinguishment of long-term debt, net	9,824	142,772	—
Loss on extinguishment of long-term debt, net—affiliates	—	—	10,645
Other non-cash items	30,117	14,933	8,421
Changes in components of operating assets and liabilities:
Accounts receivable	(53,261)	(4,297)	(9,349)
Other current assets	(129,810)	(24,256)	(131,741)
Other assets	(70,758)	(42,411)	(40,118)
Accounts payable	(6,392)	(1,141)	5,292
Accrued expenses	27,908	(4,504)	15,099
Other current liabilities	5,963	5,397	8,452
Long-term debt—paid-in-kind—affiliates	—	—	(719)
Other long-term liabilities	(293)	(2,974)	1,879
Net cash used in operating activities	(209,230)	(131,466)	(170,262)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(554,541)	(578,369)	(430,822)
Payments for investments and customer notes receivable	(728,926)	(285,238)	(159,303)
Proceeds from customer notes receivable	66,879	35,479	21,604
Payments for investments in solar receivables	(32,212)	—	—
Proceeds from investments in solar receivables	3,231	—	—
State utility rebates and tax credits	486	641	668
Other, net	3,867	(2,032)	(463)
Net cash used in investing activities	(1,241,216)	(829,519)	(568,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,235,939	1,651,765	883,360
Payments of long-term debt	(947,130)	(963,872)	(342,540)
Proceeds of long-term debt from affiliates	—	—	15,000
Payments of long-term debt to affiliates	—	—	(56,236)
Payments on notes payable	(34,555)	(4,981)	(4,672)
Payments of deferred financing costs	(31,324)	(24,084)	(12,110)
Payments of debt discounts	(2,324)	(3,374)	(1,084)
Purchase of capped call transactions	(91,655)	—	—
Proceeds from issuance of common stock, net	10,513	152,277	164,452
Proceeds from equity component of debt instrument, net	—	73,657	13,984
Proceeds from issuance of convertible preferred stock, net	—	—	(2,510)
Contributions from redeemable noncontrolling interests and noncontrolling interests	350,121	320,245	157,149
Distributions to redeemable noncontrolling interests and noncontrolling interests	(15,854)	(6,527)	(7,559)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(8,805)	(6,517)	(5,395)
Other, net	(476)	(2)	(16)
Net cash provided by financing activities	1,464,450	1,188,587	801,823
Net increase in cash and restricted cash	14,004	227,602	63,245
Cash and restricted cash at beginning of period	377,893	150,291	87,046
Cash and restricted cash at end of period	391,897	377,893	150,291
Restricted cash included in other current assets	(80,213)	(73,020)	(10,474)
Restricted cash included in other assets	(68,583)	(95,014)	(56,332)
Cash at end of period	$243,101	$209,859	$83,485

	Year Ended December 31,
	2021	2020	2019
Non-cash investing and financing activities:
Change in receivables for dealers in a net receivable position, state utility rebates and state tax credits related to purchases of property and equipment	$(8,476)	$12,109	$(975)
Change in accounts payable and accrued expenses related to purchases of property and equipment	$(1,979)	$21,041	$26,952
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$26,464	$(18,383)	$(10,557)
Note payable for financing the purchase of inventory	$32,301	$—	$—
Non-cash conversion of convertible senior notes for common stock	$95,648	$149,352	—

Supplemental cash flow information:
Cash paid for interest	$88,256	$87,829	$58,060
Cash paid for income taxes	$190	$181	$—

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Series A and Series C Convertible Preferred Stock		Series A and Series B Common Stock		Common Stock		Additional Paid-in Capital - Convertible Preferred Stock	Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2018	$85,680	57,949,374	$579	8,634,455	$86	—	$—	$701,326	$85,439	$(286,312)	$501,118	$—	$501,118
Net income (loss)	8,521	—	—	—	—	—	—	—	—	(144,351)	(144,351)	2,396	(141,955)
Issuance of common stock, net	—	—	—	2,143	—	14,865,267	1	—	163,965	—	163,966	—	163,966
Repurchase of convertible preferred stock	—	(13,484)	—	—	—	—	—	(183)	—	(8)	(191)	—	(191)
Non-cash conversion of convertible notes for Series A and Series C convertible preferred stock	—	2,543,127	25	—	—	—	—	32,809	—	—	32,834	—	32,834
Non-cash exchange of Series A and Series C convertible preferred stock and Series A and Series B common stock for common stock	—	(60,479,017)	(605)	(8,636,601)	(86)	69,115,618	7	(734,444)	735,128	—	—	—	—
Equity component of debt instrument, net	—	—	—	—	—	—	—	—	13,984	—	13,984	—	13,984
Contributions from redeemable noncontrolling interests and noncontrolling interests	77,579	—	—	—	—	—	—	—	—	—	—	79,570	79,570
Distributions to redeemable noncontrolling interests	(7,559)	—	—	—	—	—	—	—	—	—	—	—	—
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,338)	—	—	—	—	—	—	—	—	—	—	(5,054)	(5,054)
Equity in subsidiaries attributable to parent	(37,112)	—	—	—	—	—	—	—	—	68,848	68,848	(31,736)	37,112
Equity-based compensation expense	—	—	—	—	—	—	—	—	9,235	—	9,235	—	9,235
Other, net	2,358	—	1	3	—	—	—	492	—	(1)	492	—	492
December 31, 2019	127,129	—	—	—	—	83,980,885	8	—	1,007,751	(361,824)	645,935	45,176	691,111
Cumulative-effect adjustment	—	—	—	—	—	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	10,164	—	—	—	—	—	—	—	—	(252,284)	(252,284)	(65,698)	(317,982)
Issuance of common stock, net	—	—	—	—	—	16,431,151	2	—	469,269	—	469,271	—	469,271
Equity component of debt instrument, net	—	—	—	—	—	—	—	—	(5,177)	—	(5,177)	—	(5,177)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,449	—	—	—	—	—	—	—	—	—	—	316,796	316,796
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,802)	—	—	—	—	—	—	—	—	—	—	(1,725)	(1,725)
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	—	—	—	—	—	(7,895)	(7,895)
Equity in subsidiaries attributable to parent	(883)	—	—	—	—	—	—	—	—	93,021	93,021	(92,138)	883
Equity-based compensation expense	—	—	—	—	—	—	—	—	10,873	—	10,873	—	10,873
Other, net	880	—	—	—	—	—	—	—	—	—	—	(1,690)	(1,690)
December 31, 2020	$136,124	—	$—	—	$—	100,412,036	$10	$—	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	6,991	—	—	—	(138,128)	(138,128)	(16,373)	(154,501)
Issuance of common stock, net	—	12,974,564	1	249,708	—	249,709	—	249,709
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from redeemable noncontrolling interests and noncontrolling interests	8,375	—	—	—	—	—	341,746	341,746
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,522)	—	—	—	—	—	(11,332)	(11,332)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(447)	—	—	—	—	—	(10,902)	(10,902)
Equity in subsidiaries attributable to parent	(1,118)	—	—	—	207,153	207,153	(206,035)	1,118
Equity-based compensation expense	—	—	—	17,236	—	17,236	—	17,236
Other, net	(67)	—	—	1	1	2	(3,148)	(3,146)
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential energy service provider, serving over 195,000 customers in more than 25 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

Our recently completed acquisition of SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), focuses primarily on solar energy systems and energy storage systems for homebuilders. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduces customer acquisition costs, provides a multi-year supply of homesites through the development of new home solar communities and allows us to pursue the development of clean and resilient residential microgrids across the U.S.

We provide our services through long-term residential solar service agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system or energy storage system with financing provided by us (a "loan"); however, we also offer service plans for systems previously originated by our competitors. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through December 31, 2021, we have raised more than $9.0 billion in total capital commitments from equity, debt and tax equity investors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing through much of 2022, if these shortages and delays persist, they could impact the timing of when solar energy systems and energy storage systems can be installed and when we can acquire and begin to generate revenue from those systems. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted. We cannot predict the full impact the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts.

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

Cash

We maintain cash, which consists principally of demand deposits, with investment-grade financial institutions. We are exposed to credit risk to the extent cash balances exceed amounts covered by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2021 and 2020, we had cash deposits of $225.7 million and $199.6 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of cash.

Restricted Cash

We record cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Our restricted cash primarily represents cash held to service certain payments under the Helios Issuer, LLC ("HELI"), Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP Holdings, LLC ("TEPH"), Helios II Issuer, LLC ("HELII"), Helios III Issuer, LLC ("HELIII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova TEP Inventory, LLC ("TEPINV"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova TEP IV-C, LLC ("TEPIVC"), Sunnova TEP IV-D, LLC ("TEPIVD"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova TEP IV-E, LLC ("TEPIVE"), Sunnova TEP IV-G, LLC ("TEPIVG"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova TEP V-A, LLC ("TEPVA"), Sunnova TEP V-B, LLC ("TEPVB"), Sunnova TEP V-C, LLC ("TEPVC") and Sunnova Sol III Issuer, LLC ("SOLIII") financing arrangements (see Note 8, Long-Term Debt and Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and balances collateralizing outstanding letters of credit related to one of our operating leases for office space (see Note 17, Commitments and Contingencies). The following table presents the detail of restricted cash as recorded in other current assets and other assets in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Debt and inverter reserves	$67,633	$93,889
Tax equity reserves	79,378	72,426
Other	1,785	1,719
Total (1)	$148,796	$168,034

(1) Of this amount, $80.2 million and $73.0 million is recorded in other current assets as of December 31, 2021 and 2020, respectively.

We are exposed to credit risk to the extent restricted cash balances exceed amounts covered by the FDIC. As of December 31, 2021 and 2020, we had restricted cash deposits of $144.3 million and $163.8 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of restricted cash.

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of December 31, 2021, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$912	$960
Impact of ASC 326 adoption	—	(240)
Provision for current expected credit losses	1,956	1,878
Write off of uncollectible accounts	(1,997)	(1,741)
Recoveries	173	55
Balance at end of period	$1,044	$912

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables related to the sale of inventory.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically sold to dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) expense to cost of sales if sold directly, (c) capitalize to property and equipment when installed on an existing home or (d) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to market value. The following table presents the detail of inventory as recorded in other current assets in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Modules and inverters	$60,661	$83,904
Energy storage systems and components	43,071	18,122
Homebuilder construction in progress	23,642	—
Meters and modems	581	563
Total	$127,955	$102,589

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

Concentration of Services and Equipment from Dealers

We utilize a network of approximately 200 dealers as of December 31, 2021. During the year ended December 31, 2021, two dealers accounted for approximately 28% and 13%, respectively, of our total expenditures to dealers. During the year ended December 31, 2020, two dealers accounted for approximately 34% and 13%, respectively, of our total expenditures to dealers. During the year ended December 31, 2019, two dealers accounted for approximately 49% and 10%, respectively, of our total expenditures to dealers. No other dealer accounted for more than 10% of our expenditures to dealers during the years ended December 31, 2021, 2020 and 2019.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, accounts receivable, customer notes receivable, investments in solar receivables, accounts payable, accrued expenses, long-term debt, interest rate swaps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our investments in solar receivables based on a discounted cash flows model that utilizes market data related to solar irradiance, production factors by region and projected electric utility rates in order to build up revenue projections (Level 3). In addition, lease-related revenue and maintenance and service costs were supported through the use of available market studies and data. We estimate the fair value of our fixed-rate long-term debt based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model and the microgrid earnout using a scenario-based methodology, both using Level 3 inputs. See Note 6, Customer Notes Receivable, Note 7, Investments in Solar Receivables, Note 8, Long-Term Debt, Note 9, Derivative Instruments and Note 11, Acquisitions.

The following table presents our financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Investments in solar receivables	$82,658	$—	$—	$82,658
Derivative assets	14,351	—	14,351	—
Total	$97,009	$—	$14,351	$82,658

Contingent consideration	$67,895	$—	$—	$67,895
Derivative liabilities	5,330	—	5,330	—
Total	$73,225	$—	$5,330	$67,895

	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Derivative liabilities	$13,407	$—	$13,407	$—

Changes in fair value of our investments in solar receivables are included in other operating income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial assets accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets in the consolidated balance sheets:

	Year Ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$—	$—
Additions	84,307	—
Settlements	(4,052)	—
Gains recognized in earnings	2,403	—
Balance at end of period	$82,658	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in fair value of the contingent consideration are included in other operating income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$—	$—
Additions	90,400	—
Change in fair value	(22,505)	—
Balance at end of period	$67,895	$—

Derivative Instruments

Our derivative instruments consist of interest rate swaps that are not designated as cash flow hedges or fair value hedges. We use interest rate swaps to manage our net exposure to interest rate changes. We record the derivatives in other current assets, other assets, other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets and the changes in fair value are recorded in interest expense, net in the consolidated statements of operations. We include unrealized gains and losses on derivatives as a non-cash reconciling item in operating activities in the consolidated statements of cash flows. We include realized gains and losses on derivatives as a change in components of operating assets and liabilities in operating activities in the consolidated statements of cash flows. See Note 9, Derivative Instruments.

Revenue

The following table presents the detail of revenue as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
PPA revenue	$86,087	$65,760	$48,041
Lease revenue	71,784	51,650	40,191
Solar renewable energy certificate revenue	41,537	35,747	38,453
Cash sales revenue	27,176	—	—
Loan revenue	7,768	3,032	1,645
Other revenue	7,400	4,631	3,226
Total	$241,752	$160,820	$131,556

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $1.6 billion as of December 31, 2021, of which we expect to recognize approximately 5% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

Certain customers may receive cash incentives. We defer recognition of the payment of these cash incentives and recognize them over the life of the contract as a reduction to revenue. The deferred payment is recorded in other assets for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers who receive the cash incentives under our lease and PPA agreements, and as a contra-liability in other long-term liabilities for customers who receive the cash incentives under our loan agreements.

PPAs.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All customers must pass our credit evaluation process. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

Leases.    We are the lessor under lease agreements for solar energy systems and energy storage systems, which do not meet the definition of a lease under ASC 842 and are accounted for as contracts with customers under ASC 606. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. All customers must pass our credit evaluation process. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

In most cases, we provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output. The specified minimum solar energy production output may not be achieved due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of the guaranteed output based on a number of different factors, including: (a) the specific site information relating to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the system, and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system. While actual irradiance levels can significantly change year over year due to natural fluctuations in the weather, we expect the levels to average out over the term of a lease and to approximate the levels used in determining the amount of the performance guarantee. Generally, weather fluctuations are the most likely reason a solar energy system may not achieve a certain specified minimum solar energy production output.

If the solar energy system does not produce the guaranteed production amount, we are required to refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a customer's payments, if needed, are payable as early as the first anniversary of the solar energy system's placed in service date and then every annual period thereafter. See Note 17, Commitments and Contingencies.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2021 and 2020. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of energy storage systems to customers, sales of service plans and revenue from our investments in solar receivables. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically 10 years. We recognize revenue from our investments in solar receivables over the life of the associated customer agreements.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of December 31, 2021, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations which will be recognized on a straight-line basis over the remaining term of the respective solar service agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PPAs. Deferred revenue was $58.9 million as of December 31, 2019. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Loans	$275,681	$93,859
PPAs and leases	17,274	11,787
Solar receivables	4,864	—
SRECs	—	1,163
Total (1)	$297,819	$106,809

(1) Of this amount, $15.3 million and $3.8 million is recorded in other current liabilities as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, we recognized revenue of $8.4 million and $7.3 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Performance Guarantee Obligations

In most cases, we guarantee certain specified minimum solar energy production output under our leases and loan agreements, generally over a term between 10 and 25 years. The amounts are generally measured and credited to the customer's account as early as the first anniversary of the solar energy system's placed in service date and then every annual period thereafter. We monitor the solar energy systems to ensure these outputs are achieved. We evaluate if any amounts are due to our customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. For leases, these estimated amounts are recorded as a reduction to revenues from customers and a current or long-term liability, as applicable. For loans, these estimated amounts are recorded as an increase to cost of revenue—other and a current or long-term liability, as applicable. See Note 17, Commitments and Contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon disposition, the cost and related accumulated depreciation of the assets are removed from property and equipment and the resulting gain or loss is reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Acquisitions

Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, as amended by Accounting Standards Update ("ASU") No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The purchase price of an acquisition is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to general and administrative expense. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed. We may engage third-party valuation firms to assist in determining the fair values. The operating results of an acquired business are included in our results of operations from the date of acquisition. We have up to one year from the acquisition date to complete the fair value purchase price allocation. See Note 11, Acquisitions.

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

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated amortization (see Note 11, Acquisitions). We amortize intangible assets to general and administrative expense using the straight-line method. The following table presents the detail of intangible assets as recorded in other assets in the consolidated balance sheets:

		As of December 31,
	Useful Lives	2021	2020
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$—
Customer relationships - servicing	10	3,471	—
Customer relationships - new customers	4	29,761	—
Trade name	15	11,899	—
Tax equity commitment	4	21,209	—
Software license	3	331	331
Trademark	3	68	68
Other	3	88	88
Intangible assets, gross		212,323	487
Less: accumulated amortization		(21,803)	(449)
Intangible assets, net		$190,520	$38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
2022	$28,441
2023	28,432
2024	28,432
2025	18,876
2026	15,690
2027 and thereafter	70,649
Total	$190,520

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP. In 2021, we utilized a qualitative assessment and concluded it was more likely than not the fair value was greater than the carrying amount. As such, no further testing is required.

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

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$39,792	$25,621
Capitalized	30,314	23,202
Amortized	(14,050)	(9,031)
Balance at end of period	$56,056	$39,792

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

The liability is initially measured at fair value (as a Level 3 measurement) based on the present value of estimated removal and restoration costs and subsequently adjusted for changes in the underlying assumptions and for accretion expense. The accretion expense is recognized in general and administrative expense in the consolidated statements of operations. The corresponding asset retirement costs are capitalized as part of the carrying amount of the solar energy system and depreciated over the solar energy system's remaining useful life. See Note 5, AROs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty Obligations

In connection with our solar service agreements, we warrant the solar energy systems against defects in workmanship, against component or materials breakdowns and against any damages to rooftops during the installation process. The dealers' warranties on the workmanship, including work during the installation process, and the manufacturers' warranties over component parts have a range of warranty periods which are generally 10 to 25 years. As of December 31, 2021 and 2020, we recorded a warranty reserve of $815,000 and $0, respectively.

Advertising Costs

We expense advertising costs as they are incurred to general and administrative expense in the consolidated statements of operations. We recognized advertising expense of $1.9 million, $195,000 and $1.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Defined Contribution Plan

In April 2015, we established the Sunnova Energy Corporation 401(k) Profit Sharing Plan ("401(k) plan") available to employees who meet the 401(k) plan's eligibility requirements. The 401(k) plan allows participants to contribute a percentage of their compensation to the 401(k) plan up to the limits set forth in the Internal Revenue Code. We may make additional discretionary contributions to the 401(k) plan as a percentage of total participant contributions, subject to established limits. Participants are fully vested in their contributions and any safe harbor matching contributions we make. We made safe harbor matching contributions of $1.3 million, $820,000 and $736,000 during the years ended December 31, 2021, 2020 and 2019, respectively, which are recorded in general and administrative expense in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals as considered necessary. Impairment charges are recorded in operations and maintenance expense for solar energy systems that relate to revenue from contracts with customers and general and administrative expense for all other property and equipment and other long-lived assets. During the years ended December 31, 2021, 2020 and 2019, we recognized net losses on disposals and impairment expense of $3.7 million, $5.8 million and $1.8 million, respectively, of which $3.7 million, $5.8 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1.8 million, respectively, is recorded in operations and maintenance expense and an insignificant amount is recorded in general and administrative expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the consolidated balance sheets:

		As of December 31,
	Useful Lives	2021	2020
	(in years)	(in thousands)
Solar energy systems	35	$2,917,721	$2,298,427
Construction in progress		188,518	160,618
Asset retirement obligations	30	45,264	35,532
Information technology systems	3	49,673	35,077
Computers and equipment	3-5	3,085	1,727
Leasehold improvements	3-6	3,160	2,770
Furniture and fixtures	7	1,132	811
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		3,210,348	2,536,757
Less: accumulated depreciation		(300,735)	(213,588)
Property and equipment, net		$2,909,613	$2,323,169

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $264.6 million and $188.8 million as of December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Inventory	$127,955	$102,589
Restricted cash	80,213	73,020
Current portion of customer notes receivable	56,074	24,035
Other prepaid assets	14,920	8,645
Current portion of investments in solar receivables	6,787	—
Prepaid inventory	4,835	3,352
Deferred receivables	4,818	2,678
Other	719	856
Total	$296,321	$215,175

The following table presents the detail of other assets as recorded in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Construction in progress - customer notes receivable	$238,791	$85,604
Exclusivity and other bonus arrangements with dealers, net	81,756	55,709
Investments in solar receivables	75,871	—
Restricted cash	68,583	95,014
Straight-line revenue adjustment, net	43,367	33,411
Other	62,768	24,586
Total	$571,136	$294,324

The following table presents the detail of other current liabilities as recorded in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Interest payable	$22,740	$17,718
Deferred revenue	15,273	3,754
Current portion of performance guarantee obligations	3,175	3,308
Current portion of operating and finance lease liability	1,850	1,206
Other	1,312	28
Total	$44,350	$26,014

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are recorded as either a reduction or addition in the carrying amount of the remaining unamortized asset and the ARO and either decrease or increase our depreciation and accretion expense amounts prospectively. The following table presents the changes in AROs as recorded in other long-term liabilities in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$41,788	$31,053
Additional obligations incurred	9,807	8,633
Accretion expense	2,897	2,186
Other	(96)	(84)
Balance at end of period	$54,396	$41,788

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the consolidated balance sheets and the corresponding fair values:

	As of December 31,
	2021	2020
	(in thousands)
Customer notes receivable	$1,301,285	$555,089
Allowance for credit losses	(41,138)	(17,668)
Customer notes receivable, net (1)	$1,260,147	$537,421
Estimated fair value, net	$1,274,099	$548,238

(1) Of this amount, $56.1 million and $24.0 million is recorded in other current assets as of December 31, 2021 and 2020, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$17,668	$1,091
Impact of ASC 326 adoption	—	9,235
Provision for current expected credit losses (1)	23,470	7,785
Write off of uncollectible accounts	—	(443)
Balance at end of period	$41,138	$17,668

(1) In addition, we recognized $209,000 and $184,000 during the years ended December 31, 2021 and 2020, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of December 31, 2021 and 2020, we invested $238.8 million and $85.6 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the years ended December 31, 2021 and 2020, interest income related to our customer notes receivable was $33.7 million and $23.2 million, respectively. As of December 31, 2021 and 2020, accrued interest receivable related to our customer notes receivable was $3.5 million and $1.2 million, respectively. As of December 31, 2021 and 2020, there were no customer notes receivable not accruing interest and thus, there was no allowance recorded for loans on nonaccrual status. For the years ended December 31, 2021 and 2020, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $0 was written off by reversing interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of December 31,
	2021	2020
	(in thousands)
1-90 days past due	$23,118	$8,504
91-180 days past due	5,068	1,733
Greater than 180 days past due	10,277	6,855
Total past due	38,463	17,092
Not past due	1,262,822	537,997
Total	$1,301,285	$555,089

As of December 31, 2021 and 2020, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $15.3 million and $8.6 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Payment performance:
Performing	$790,509	$242,040	$123,340	$79,802	$28,351	$26,966	$1,291,008
Nonperforming (1)	650	1,523	1,693	2,613	2,178	1,620	10,277
Total	$791,159	$243,563	$125,033	$82,415	$30,529	$28,586	$1,301,285

(1) A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Investments in Solar Receivables

In November 2021, one of our wholly-owned subsidiaries entered into a Master Lease Agreement (the "EAH Master Lease") with Energy Asset HoldCo LLC, a Delaware limited liability company and subsidiary of Lennar ("EAH Lessor"), to lease two pools of solar energy systems and assume the related PPA and lease obligations from EAH Lessor. In exchange for the right to receive future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those pooled agreements, we made an upfront payment to Lennar consisting of $35.0 million in initial cash consideration and 1,027,409 shares of our common stock for net consideration of $79.4 million. Pursuant to the terms of the EAH Master Lease, additional pools of solar energy systems may also be leased from EAH Lessor in the future in exchange for upfront lease payments. We will evaluate additional systems on a quarterly basis and, if eligible, are required to tranche the systems under the EAH Master Lease until March 2025.

We established criteria for eligibility that ensures each solar energy system is operational, in service, in good standing and no liens or encumbrances exist. We continue to provide all operations, maintenance and asset management services to EAH Lessor related to the leased solar energy systems. EAH Lessor's residual interest in the solar energy systems comes from any customer renewal exercised after the twentieth anniversary of the contract term of the solar service agreement, the remainder of the useful life of the solar energy system after the termination of the solar service agreement and any tax incentives (including Section 48(a) ITCs) associated with the ownership of the solar energy system.

As the EAH Master Lease does not constitute or contain a lease under the criteria specified by ASC 842, the purchase of EAH Lessor's future revenue has been accounted for as an acquisition of financial assets and we have elected the fair value option under ASC 825. For the purposes of establishing the fair value of our investments in solar receivables, our analysis considers cash flows beginning in September 2021 (the effective date of the transaction). We estimated the fair value of our investments in solar receivables to be $84.3 million on the transaction date. As of December 31, 2021, we recorded $82.7 million of investments in solar receivables, of which $6.8 million is recorded in other current assets and $75.9 million is recorded in other assets in the consolidated balance sheet. We recognize changes in the fair value of our investments in solar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivables in other operating income. During the year ended December 31, 2021, we recorded a gain on our investments in solar receivables of $2.4 million in the consolidated statement of operations.

(8) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, HELI, EZOP, HELII, RAYSI, HELIII, TEPH, TEPINV, SOLI, HELIV, AP8, SOLII, HELV, Moonroad Services Group, LLC ("MR"), SOLIII, HELVI and HELVII. The following table presents the detail of long-term debt, net as recorded in the consolidated balance sheets:

	Year Ended December 31, 2021 Weighted Average Effective Interest Rates	As of December 31, 2021		Year Ended December 31, 2020 Weighted Average Effective Interest Rates	As of December 31, 2020
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
9.75% convertible senior notes	21.70%	$—	$—	14.53%	$95,648	$—
0.25% convertible senior notes	0.70%	575,000	—		—	—
Debt discount, net		(12,810)	—		(37,394)	—
Deferred financing costs, net		(547)	—		(239)	—
Sunnova Energy Corporation
Notes payable	14.47%	—	—	7.14%	—	2,254
5.875% senior notes	6.42%	400,000	—		—	—
Debt discount, net		(4,629)	—		—	—
Deferred financing costs, net		(9,341)	—		—	—
HELI
Solar asset-backed notes	11.88%	—	—	6.55%	205,395	6,329
Debt discount, net		—	—		(2,241)	—
Deferred financing costs, net		—	—		(4,004)	—
EZOP
Revolving credit facility	4.12%	190,000	—	4.39%	171,600	—
Debt discount, net		(898)	—		(1,431)	—
HELII
Solar asset-backed notes	5.71%	217,465	8,952	5.71%	227,574	11,707
Debt discount, net		(36)	—		(42)	—
Deferred financing costs, net		(4,346)	—		(5,085)	—
RAYSI
Solar asset-backed notes	5.55%	115,792	4,573	5.49%	120,391	5,836
Debt discount, net		(1,166)	—		(1,376)	—
Deferred financing costs, net		(3,893)	—		(4,334)	—
HELIII
Solar loan-backed notes	4.79%	105,331	10,916	4.01%	122,047	13,065
Debt discount, net		(1,838)	—		(2,423)	—
Deferred financing costs, net		(1,765)	—		(2,326)	—
TEPH
Revolving credit facility	6.86%	118,950	—	5.81%	239,570	—
Debt discount, net		(3,678)	—		(3,815)	—
TEPINV
Revolving credit facility	22.16%	—	—	10.80%	25,240	29,464
Debt discount, net		—	—		(1,322)	—
Deferred financing costs, net		—	—		(1,758)	—
SOLI
Solar asset-backed notes	3.91%	366,304	15,563	3.91%	384,258	15,416
Debt discount, net		(100)	—		(113)	—
Deferred financing costs, net		(7,881)	—		(8,915)	—
HELIV
Solar loan-backed notes	4.16%	116,579	11,937	3.97%	129,648	16,515
Debt discount, net		(724)	—		(885)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net		(3,283)	—		(3,905)	—
AP8
Revolving credit facility	7.17%	—	—	5.31%	42,047	4,386
SOLII
Solar asset-backed notes	3.42%	241,293	6,176	3.18%	248,789	5,911
Debt discount, net		(72)	—		(80)	—
Deferred financing costs, net		(5,192)	—		(5,866)	—
HELV
Solar loan-backed notes	2.44%	150,743	21,354		—	—
Debt discount, net		(840)	—		—	—
Deferred financing costs, net		(3,230)	—		—	—
MR
Note payable	6.04%	—	—		—	—
SOLIII
Solar asset-backed notes	2.73%	294,069	16,590		—	—
Debt discount, net		(132)	—		—	—
Deferred financing costs, net		(6,319)	—		—	—
HELVI
Solar loan-backed notes	2.02%	181,625	21,152		—	—
Debt discount, net		(48)	—		—	—
Deferred financing costs, net		(3,477)	—		—	—
HELVII
Solar loan-backed notes	2.44%	141,407	12,580		—	—
Debt discount, net		(45)	—		—	—
Deferred financing costs, net		(2,587)	—		—	—
Total		$3,135,681	$129,793		$1,924,653	$110,883

Availability.    As of December 31, 2021, we had $411.8 million of available borrowing capacity under our various financing arrangements, consisting of $10.0 million under the EZOP revolving credit facility, $341.8 million under the TEPH revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of December 31, 2021, we were in compliance with all debt covenants under our financing arrangements.

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

During the year ended December 31, 2020, certain holders of our 9.75% convertible senior notes converted approximately $150.8 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. During the year ended December 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into common stock. See Note 14, Stockholders' Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Sunnova Energy Corporation Debt.    In August 2020, Sunnova Energy Corporation entered into an arrangement to finance $2.8 million in directors and officers insurance premiums at an annual interest rate of 4.25% over seven months. In October 2020, Sunnova Energy Corporation entered into an arrangement to finance $1.4 million in property insurance premiums at an annual interest rate of 4.25% over five months. In August 2021, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 5.875% senior notes ("5.875% senior notes") at a discount to the initial purchasers of 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation.

HELI Debt.    In April 2017, we pooled and transferred eligible solar energy systems and the related asset receivables into HELI, a special purpose entity, that issued $191.8 million in aggregate principal amount of Series 2017-1 Class A solar asset-backed notes, $18.0 million in aggregate principal amount of Series 2017-1 Class B solar asset-backed notes and $45.0 million in aggregate principal amount of Series 2017-1 Class C solar asset-backed notes (collectively, the "HELI Notes") with a maturity date of September 2049. The Notes were issued at a discount of 0.05% for Class A, 9.28% for Class B and 8.65% for Class C and bore interest at an annual rate equal to 4.94%, 6.00% and 8.00%, respectively. The cash flows generated by these solar energy systems were used to service the semi-annual principal and interest payments on the HELI Notes and satisfy HELI's expenses, and any remaining cash could be distributed to Helios Depositor, LLC, HELI's sole member. In connection with the HELI Notes, certain of our affiliates received a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation guaranteed (a) the manager's obligations to manage the solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar energy systems pursuant to the servicing agreement and (c) Sunnova Asset Portfolio 5, LLC's obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to HELI pursuant to the sale and contribution agreement. HELI was also required to maintain certain reserve accounts for the benefit of the holders of the HELI Notes, each of which had to remain funded at all times to the levels specified in the HELI Notes. The indenture required HELI to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the HELI Notes as of such date with the potential to enter into an early amortization period if the DSCR dropped below a certain threshold. The holders of the HELI Notes had no recourse to our other assets except as expressly set forth in the HELI Notes. In June 2021, the aggregate principal amount outstanding under the HELI solar asset-backed notes of $205.7 million was fully repaid using proceeds from the SOLIII Notes (as defined below), which resulted in a loss on extinguishment of long-term debt of $9.8 million.

EZOP Debt.    In April 2017, EZOP, a special purpose entity, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $100.0 million with a maturity date of April 2019. In August 2017, the aggregate commitment amount was reduced to $70.0 million and in March 2019, the aggregate commitment amount was increased to $200.0 million. The revolving credit facility allows for the pooling and transfer of eligible loans on a non-recourse basis subject to certain limited exceptions. The proceeds of the loans under the revolving credit facility are available to purchase or otherwise acquire loans (which we originated) directly from AP7H pursuant to a sale and contribution agreement, fund certain reserve accounts that are required to be maintained by EZOP in accordance with the credit agreement and pay fees and expenses incurred in connection with the revolving credit facility. The amount available for borrowings at any one time under the revolving credit facility is limited to a borrowing base amount determined at each borrowing and calculated based on the aggregate discounted present value of remaining payments owed to EZOP in respect of the loans transferred to EZOP.

Interest on the borrowings under the revolving credit facility is due monthly. Borrowings under the EZOP revolving credit facility bear interest at an annual rate equal to the weighted-average cost to the lender of any commercial paper (to the extent the lender funds an advance by issuing commercial paper) plus 3.50% during the commitment availability period and 4.50% after the commitment availability period. In March 2019, we amended the EZOP revolving credit facility to, among other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
things, adjust the interest rate on borrowings to an annual rate of adjusted LIBOR plus either 2.15% or 3.15% per annum depending on the date of the most recent takeout transaction in respect of assets securing the credit facility and extend the maturity date from April 2019 to November 2022. In December 2019, we further amended the EZOP revolving credit facility to, among other things, adjust the interest rate on borrowings to an annual rate of adjusted LIBOR plus either 2.35% or 3.35% per annum depending on the date of the most recent takeout transaction in respect of assets securing the credit facility. In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the maximum facility amount from $200.0 million to $350.0 million. The revolving credit facility requires EZOP to pay a fee based on the daily unused portion of the commitments under the revolving credit facility. Payments from the loans will be deposited into accounts established pursuant to the revolving credit facility and applied in accordance with a cash waterfall in the manner specified in the revolving credit facility. EZOP is also required to maintain certain reserve accounts for the benefit of the lenders under the revolving credit facility, each of which must remain funded at all times to the levels specified in the credit agreement.

In connection with the EZOP revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) AP7H's obligations to repurchase or substitute certain ineligible solar loans sold to EZOP pursuant to certain sale and contribution agreements and (d) certain indemnification obligations related to its affiliates in connection with the EZOP revolving credit facility, but does not provide a general guarantee of the creditworthiness of the assets of EZOP pledged as the collateral for the revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the revolving credit facility.

In June 2020, proceeds from the HELIV Notes (as defined below) were used to repay $149.3 million in aggregate principal amount outstanding of EZOP debt. In October 2020, proceeds from the AP8 revolving credit facility were used to repay $28.0 million in aggregate principal amount outstanding of EZOP debt. In February 2021, proceeds from the HELV Notes (as defined below) were used to repay $107.3 million in aggregate principal amount outstanding of EZOP debt. In July 2021, proceeds from the HELVI Notes (as defined below) were used to repay $144.0 million in aggregate principal amount outstanding of EZOP debt.

HELII Debt.    In November 2018, we pooled and transferred eligible solar energy systems and the related asset receivables into HELII, a special purpose entity, that issued $202.0 million in aggregate principal amount of Series 2018-1 Class A solar asset-backed notes and $60.7 million in aggregate principal amount of Series 2018-1 Class B solar asset-backed notes (collectively, the "HELII Notes") with a maturity date of July 2048. The HELII Notes were issued at a discount of 0.02% for Class A and 0.02% for Class B and bear interest at an annual rate equal to 4.87% and 7.71%, respectively. The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the HELII Notes and satisfy HELII's expenses, and any remaining cash can be distributed to Helios Depositor II, LLC, HELII's sole member. In connection with the HELII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar energy systems pursuant to the servicing agreement and (c) Sunnova ABS Holdings, LLC's obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to HELII pursuant to the sale and contribution agreement. HELII is also required to maintain certain reserve accounts for the benefit of the holders of the HELII Notes, each of which must remain funded at all times to the levels specified in the HELII Notes. The indenture requires HELII to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the HELII Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the HELII Notes have no recourse to our other assets except as expressly set forth in the HELII Notes.

RAYSI Debt.    In March 2019, we pooled and transferred eligible solar energy systems and the related asset receivables into RAYSI, a special purpose entity, that issued $118.1 million in aggregate principal amount of Series 2019-1 Class A solar asset-backed notes with a maturity date of April 2044 and $15.0 million in aggregate principal amount of Series 2019-1 Class B solar asset-backed notes with a maturity date of April 2034. The notes were issued with no discount for Class A and at a discount of 6.50% for Class B and bear interest at an annual rate equal to 4.95% and 6.35%, respectively. In June 2019, RAYSI issued $6.4 million in aggregate principal amount of 2019-2 Class B solar asset-backed notes with a maturity date of April 2034 pursuant to a supplemental note purchase agreement at a discount rate of 10.50% and bear interest at an annual rate equal to 6.35%. The notes issued by RAYSI are referred to as the "RAYSI Notes". The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the RAYSI Notes and satisfy RAYSI's expenses,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and any remaining cash can be distributed to Sunnova RAYS Depositor II, LLC, RAYSI's sole member. In connection with the RAYSI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing, facility administration and asset management agreements, (b) the managing member's obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to RAYSI pursuant to the related sale and contribution agreement. RAYSI is also required to maintain certain reserve accounts for the benefit of the holders of the RAYSI Notes, each of which must remain funded at all times to the levels specified in the RAYSI Notes. The indenture requires RAYSI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the RAYSI Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The indenture contains cross-default provisions under which a material default by (a) RAYSI or (b) a tax equity fund under the applicable tax equity transaction documents would, upon the expiration of certain time periods, result in an event of default under the RAYSI indenture. The holders of the RAYSI Notes have no recourse to our other assets except as expressly set forth in the RAYSI Notes.

HELIII Debt.    In June 2019, we pooled and transferred eligible solar loans and the related receivables into HELIII, a special purpose entity, that issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar loan-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar loan-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar loan-backed notes (collectively, the "HELIII Notes") with a maturity date of June 2046. The HELIII Notes were issued at a discount of 0.03% for Class A, 0.01% for Class B and 0.03% for Class C and bear interest at an annual rate of 3.75%, 4.49% and 5.32%, respectively. The cash flows generated by these solar loans are used to service the semi-annual principal and interest payments on the HELIII Notes and satisfy HELIII's expenses, and any remaining cash can be distributed to Sunnova Helios III Depositor, LLC, HELIII's sole member. In connection with the HELIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements, (b) the managing member's obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIII pursuant to the related sale and contribution agreement. HELIII is also required to maintain certain reserve accounts for inverter replacement and a capitalized interest reserve account for the benefit of the holders of the HELIII Notes, each of which must remain funded at all times to the levels specified in the HELIII Notes. The holders of the HELIII Notes have no recourse to our other assets except as expressly set forth in the HELIII Notes.

TEPH Debt.    In September 2019, TEPH, a wholly-owned subsidiary of SEI, entered into a revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The TEPH revolving credit facility allows for borrowings based on the aggregate value of solar assets owned by subsidiaries of TEPH subject to certain excess concentration limitations. Under the TEPH revolving credit facility, TEPH may borrow up to an initial aggregate committed amount of $100.0 million with a maximum facility amount of $150.0 million and a maturity date of November 2022. The proceeds from the revolving credit facility are available for funding certain reserve accounts required by the revolving credit facility, making distributions to the parent of TEPH and paying fees incurred in connection with closing the revolving credit facility. The revolving credit facility is non-recourse to SEI and is secured by net cash flows from PPAs and leases available to the borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. Sunnova Energy Corporation guarantees the performance of certain affiliates who manage the collateral related to the credit facility as well as certain indemnity and repurchase obligations. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the facility. In December 2019, we amended the TEPH revolving credit facility to, among other things, (a) modify the borrowing base eligibility criteria for certain solar assets relating to the timing of the expected first payments from such solar assets, (b) modify the calculation of the amount required to be deposited into the liquidity reserve account, (c) delay the application of concentration limits for an additional 90 days, (d) temporarily increase the borrowing base applied to certain solar assets and (e) include additional provisions regarding qualified financial contract rules.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2020, we amended the TEPH revolving credit facility to, among other things, (a) allow a wholly-owned subsidiary of TEPH to transfer projects and other solar assets to tax equity funds owned by TEPH and (b) upon the full repayment and termination of the TEPIIH revolving credit facility, remove all cross-defaults and cross-collateralization between the TEPIIH revolving credit facility and the TEPH revolving credit facility. In February 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $100.0 million to $200.0 million and (b) increase the maximum facility amount from $150.0 million to $200.0 million. In March 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the maximum facility amount to $400.0 million, with all of the increased amount coming from Class A lenders on an uncommitted basis, (b) increase both the Class A and Class B interest rates by 0.40% and (c) modify the borrowing base calculation to shift a portion of the borrowing base from Class B to Class A lenders. In May 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts. In June 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $390.0 million to $437.5 million, (b) increase the maximum facility amount from $400.0 million to $437.5 million, (c) modify the advance rates for solar energy systems and (d) modify the interest rates to an adjusted LIBOR rate plus a weighted average margin of 4.15%. In October 2020, we amended the TEPH revolving credit facility to, among other things, increase the aggregate commitment amount from $437.5 million to $460.7 million and increase the maximum facility amount from $437.5 million to $600.0 million. In November 2020, we amended the TEPH revolving credit facility to, among other things, (a) reduce the borrowing base applied to certain solar assets and (b) include a carve-out for certain solar assets in the determination of the projected hedged SREC ratio. In November 2020, proceeds from the SOLII Notes (as defined below) were used to repay $211.5 million in aggregate principal amount outstanding of TEPH debt. In January 2021, we amended the TEPH revolving credit facility to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In June 2021, proceeds from the SOLIII Notes (as defined below) were used to repay $105.1 million in aggregate principal amount outstanding of TEPH debt. In September 2021, we amended the TEPH revolving credit facility to, among other things, modify the hedging requirements to be based on borrowing capacity until March 2022, rather than amount currently borrowed. In October 2021, we amended the TEPH revolving credit facility to, among other things, update the LIBOR transition terms and transfer a portion of the loan commitment to an additional lender.

TEPINV Debt.    In December 2019, TEPINV, a special purpose wholly-owned subsidiary of SEI, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. Under the TEPINV revolving credit facility, TEPINV could borrow up to an initial aggregate committed amount of $95.2 million with a maximum facility amount of $137.6 million and a maturity date of the earlier of (a) 27 months from the initial purchase date of eligible equipment, (b) December 2022, (c) the date on which there is no eligible equipment in the facility and (d) such earlier date as when the obligations under the TEPINV revolving credit facility become due and payable, upon an acceleration or otherwise. The proceeds from the TEPINV revolving credit facility were available for purchasing certain eligible equipment the borrower intended will allow certain related solar energy systems to qualify for the 30% Section 48(a) ITC by satisfying the 5% ITC Safe Harbor outlined in Internal Revenue Service ("IRS") notice 2018-59, funding a reserve account required by the TEPINV revolving credit facility and paying fees incurred in connection with closing the TEPINV revolving credit facility.

Borrowings under the TEPINV revolving credit facility were made in Class A loans and Class B loans. The TEPINV revolving credit facility had an advance rate equal to approximately 85% of the value of certain eligible equipment. Interest on the borrowings under the TEPINV revolving credit facility was due monthly. Borrowings under the TEPINV revolving credit facility bore interest at an annual rate of either LIBOR divided by a percentage equal to 100% minus a reserve percentage or a base rate (defined as, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day, (b) the sum of the weighted average of the rates on overnight federal funds transactions with members of the federal reserve system arranged by federal funds brokers as published for such day plus 0.50% and (c) 0.00%), plus a margin equal to 5.99% on a blended basis. In connection with the TEPINV revolving credit facility, certain of our affiliates received a fee for managing the equipment pursuant to a management services agreement. In addition, Sunnova Energy Corporation guaranteed (a) the performance obligations of certain affiliates to perform under affiliate transaction documents entered into in connection with the TEPINV revolving credit facility, (b) certain indemnification obligations related to our affiliates in connection with the TEPINV revolving credit facility, (c) the borrower's obligations under the TEPINV revolving credit facility, subject to a cap of $9.5 million, which equates to 10% of the initial commitments and (d) expenses incurred by the borrower or the administrative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agent in enforcing rights under certain affiliate transaction documents or the guarantee. Under the limited guarantee, Sunnova Energy Corporation was subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the TEPINV revolving credit facility. The TEPINV revolving credit facility contained cross-default provisions stating that (a) an event of default under the TEPH revolving credit facility, (b) a breach, default or event of default by certain affiliates under the applicable tax equity transaction documents, (c) any acceleration of debt of Sunnova Energy Corporation or (d) a breach or default in other debt of the loan parties or the pledgor, in each case was an event of default under the TEPINV revolving credit facility. In September 2020, we amended the TEPINV revolving credit facility to, among other things, expand the scope of the eligible equipment that TEPINV can borrow against to include energy storage systems. In December 2020, the availability period for additional borrowings under the TEPINV revolving credit facility ended. In May 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility of $48.2 million was fully repaid using proceeds from the 0.25% convertible senior notes, all related interest rate swaps were unwound and the debt facility was terminated.

SOLI Debt.    In February 2020, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLI, a special purpose entity, that issued $337.1 million in aggregate principal amount of Series 2020-1 Class A solar asset-backed notes and $75.4 million in aggregate principal amount of Series 2020-1 Class B solar asset-backed notes (collectively, the "SOLI Notes") with a maturity date of January 2055. The SOLI Notes were issued at a discount of 0.89% for Class A and 0.85% for Class B and bear interest at an annual rate equal to 3.35% and 5.54%, respectively. The cash flows generated by the solar energy systems of SOLI's subsidiaries are used to service the quarterly principal and interest payments on the SOLI Notes and satisfy SOLI's expenses, and any remaining cash can be distributed to Sunnova Sol Depositor, LLC, SOLI's sole member. In connection with the SOLI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLI pursuant to the sale and contribution agreement. SOLI is also required to maintain certain reserve accounts for the benefit of the holders of the SOLI Notes, each of which must remain funded at all times to the levels specified in the SOLI Notes. The indenture requires SOLI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLI Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLI Notes have no recourse to our other assets except as expressly set forth in the SOLI Notes.

HELIV Debt.    In June 2020, we pooled and transferred eligible solar loans and the related receivables into HELIV, a special purpose entity, that issued $135.9 million in aggregate principal amount of Series 2020-A Class A solar loan-backed notes and $22.6 million in aggregate principal amount of Series 2020-A Class B solar loan-backed notes (collectively, the "HELIV Notes") with a maturity date of June 2047. The HELIV Notes were issued at a discount of 0.01% for Class A and 4.18% for Class B and bear interest at an annual rate of 2.98% and 7.25%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELIV Notes and satisfy HELIV's expenses, and any remaining cash can be distributed to Sunnova Helios IV Depositor, LLC, HELIV's sole member. In connection with the HELIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIV pursuant to the related sale and contribution agreement. HELIV is also required to maintain certain reserve accounts for the benefit of the holders of the HELIV Notes, each of which must be funded at all times to the levels specified in the HELIV Notes. The holders of the HELIV Notes have no recourse to our other assets except as expressly set forth in the HELIV Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the AP8 revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) Sunnova Asset Portfolio 8 Holdings, LLC's obligations to repurchase or substitute certain ineligible solar loans sold to AP8 pursuant to certain sale and contribution agreements, (d) certain indemnification obligations related to its affiliates in connection with the AP8 revolving credit facility and (e) the obligation of AP8 under the AP8 revolving credit facility to the extent a default is caused by a misappropriation of funds or certain insolvency events relating to AP8, but does not provide a general guarantee of the creditworthiness of the assets of AP8 pledged as the collateral for the revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP8 revolving credit facility.  In February 2021, proceeds from the HELV Notes (as defined below) were used to repay $29.5 million in aggregate principal amount of outstanding AP8 debt. In July 2021, proceeds from the HELVI Notes (as defined below) were used to repay $24.9 million in aggregate principal amount of outstanding AP8 debt.

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

MR Debt.    In April 2021, in connection with the Acquisition (as defined in Note 11, Acquisitions), we entered into a note payable arrangement to finance the purchase of $29.0 million of inventory at an annual interest rate of 6.00% plus LIBOR (or acceptable replacement index) over twelve months (the "MR Note"). The aggregate principal amount of the MR Note was increased to $32.3 million as part of the purchase price adjustments in August 2021 (see Note 11, Acquisitions). In August 2021, the aggregate principal amount outstanding under the MR Note of $23.7 million was fully repaid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HELVII Debt.    In October 2021, we pooled and transferred eligible solar loans and the related receivables into HELVII, a special purpose entity, that issued $68.4 million in aggregate principal amount of Series 2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes (collectively, the "HELVII Notes") with a maturity date of October 2048. The HELVII Notes were issued at a discount of 0.04% for Class A, 0.03% for Class B and 0.01% for Class C and bear interest at an annual rate of 2.03%, 2.33% and 2.63%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVII Notes and satisfy HELVII's expenses, and any remaining cash can be distributed to Sunnova Helios VII Depositor, LLC, HELVII's sole member. In connection with the HELVII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVII pursuant to the related sale and contribution agreement. HELVII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVII Notes, each of which must be funded at all times to the levels specified in the HELVII Notes. The holders of the HELVII Notes have no recourse to our other assets except as expressly set forth in the HELVII Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of December 31,
	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 9.75% convertible senior notes	$—	$—	$95,648	$100,482
SEI 0.25% convertible senior notes	575,000	568,732	—	—
Sunnova Energy Corporation notes payable	—	—	2,254	2,254
Sunnova Energy Corporation 5.875% senior notes	400,000	391,917	—	—
HELI solar asset-backed notes	—	—	211,724	220,941
EZOP revolving credit facility	190,000	190,000	171,600	171,600
HELII solar asset-backed notes	226,417	253,079	239,281	286,579
RAYSI solar asset-backed notes	120,365	129,575	126,227	146,506
HELIII solar loan-backed notes	116,247	120,465	135,112	149,489
TEPH revolving credit facility	118,950	118,950	239,570	239,570
TEPINV revolving credit facility	—	—	54,704	54,704
SOLI solar asset-backed notes	381,867	382,511	399,674	427,511
HELIV solar loan-backed notes	128,516	123,189	146,163	145,433
AP8 revolving credit facility	—	—	46,433	46,433
SOLII solar asset-backed notes	247,469	231,894	254,700	254,674
HELV solar loan-backed notes	172,097	165,848	—	—
SOLIII solar asset-backed notes	310,659	302,994	—	—
HELVI solar loan-backed notes	202,777	199,159	—	—
HELVII solar loan-backed notes	153,987	153,518	—	—
Total (1)	$3,344,351	$3,331,831	$2,123,090	$2,246,176

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $78.9 million and $87.6 million as of December 31, 2021 and 2020, respectively.

For the EZOP, TEPH, TEPINV and AP8 debt, the estimated fair values approximate the carrying amounts due primarily to the variable nature of the interest rates of the underlying instruments. For the notes payable, the estimated fair value approximates the carrying amount due primarily to the short-term nature of the instruments. For the convertible senior notes, senior notes and the HELI, HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI and HELVII debt, we determined the estimated fair values based on a yield analysis of similar type debt.

Principal Maturities of Long-Term Debt.    As of December 31, 2021, the principal maturities of our long-term debt were as follows:

Principal Maturities of Long-Term Debt
(in thousands)
2022	$129,793
2023	435,248
2024	108,985
2025	106,534
2026	1,087,902
2027 and thereafter	1,475,889
Total	$3,344,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Derivative Instruments

Interest Rate Swaps on EZOP Debt.    During the years ended December 31, 2021 and 2020, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $360.2 million and $155.8 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In April 2021, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the years ended December 31, 2021 and 2020, EZOP unwound interest rate swaps with an aggregate notional amount of $131.7 million and $126.1 million, respectively, and recorded a realized loss of $68,000 and $6.4 million, respectively.

Interest Rate Swaps on TEPH Debt.    During the years ended December 31, 2021 and 2020, TEPH entered into interest rate swaps for an aggregate notional amount of $236.3 million and $260.8 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps as they are secured under the TEPH revolving credit facility. In October 2020, the notional amount of the interest rate swaps began decreasing to match TEPH's estimated quarterly principal payments on the debt. During the year ended December 31, 2021, TEPH unwound interest rate swaps with an aggregate notional amount of $121.3 million and recorded a realized loss of $2.2 million.

Interest Rate Cap on TEPINV Debt.    During the year ended December 31, 2020, TEPINV entered into an interest rate cap for an aggregate notional amount of $95.2 million to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPINV debt. No collateral was posted for the interest rate cap as it is secured under the TEPINV revolving credit facility. In January 2020, the notional amount of the interest rate cap began decreasing to match TEPINV's estimated monthly principal payments on the debt. During the year ended December 31, 2021, the aggregate principal amount outstanding under the TEPINV revolving credit facility was fully repaid, TEPINV unwound the only outstanding interest rate cap with an aggregate notional amount of $36.6 million and recorded a realized gain of an immaterial amount.

The following table presents a summary of the outstanding derivative instruments:

	As of December 31,
	2021				2020
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	March 2021 - March 2022	July 2033 - July 2034	1.000%	$261,836	June 2020 - November 2020	September 2029 - February 2031	0.483% - 2.620%	$130,373
TEPH	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170	September 2018 - January 2023	January 2023 - January 2038	0.528% - 2.114%	202,272
TEPINV			—%	—	December 2019	December 2022	2.500%	51,025
Total				$532,006				$383,670

The following table presents the fair value of the interest rate swaps as recorded in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Other assets	$14,351	$—
Other long-term liabilities	(5,330)	(13,407)
Total, net	$9,021	$(13,407)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We did not designate the interest rate swaps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Realized loss	$2,306	$51,326	$13,195
Unrealized (gain) loss	(4,874)	(13,768)	19,237
Total	$(2,568)	$37,558	$32,432

(10) Income Taxes

Our effective income tax rate is 0% for the years ended December 31, 2021, 2020 and 2019. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. The sources of these differences are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss before income tax	$(147,250)	$(307,637)	$(133,434)
Statutory federal tax rate	21%	21%	21%
Tax benefit computed at statutory rate	(30,923)	(64,604)	(28,021)

State income tax, net of federal benefit	(2,399)	(16,862)	(8,344)

Adjustments from permanent differences:
Redeemable noncontrolling interests and noncontrolling interests	1,970	11,662	(2,293)
ITC recapture	82	232	296
Other	1,054	475	852
Increase in valuation allowance, net	30,476	69,278	37,510
Total income tax expense	$260	$181	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
State, federal and foreign income taxes are $260,000, $181,000 and $0 for the years ended December 31, 2021, 2020 and 2019, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	As of December 31,
	2021	2020
	(tax effected, in thousands)
Federal net operating loss carryforward	$252,277	$242,732
State net operating loss carryforward	68,092	76,281
ITC carryforward	275,807	267,522
Federal unused interest deduction carryforward	37,896	39,036
Investment in certain financing arrangements	85,999	44,337
Other deferred tax assets	36,878	23,010
Deferred tax assets	756,949	692,918

Fixed asset basis difference	(330,701)	(298,032)
Intangible asset basis difference	(55,934)	—
Investment in certain financing arrangements	(81,814)	(57,222)
Other deferred tax liabilities	(6,877)	(3,427)
Deferred tax liabilities	(475,326)	(358,681)

Valuation allowance	(281,623)	(334,237)
Net deferred tax asset	$—	$—

A full valuation allowance of $281.6 million and $334.2 million was recorded against our net deferred tax assets as of December 31, 2021 and 2020, respectively. We believe it is not more likely than not that future taxable income and the reversal of deferred tax liabilities will be sufficient to realize our net deferred tax assets. Our estimated federal tax net operating loss carryforward as of December 31, 2021 is approximately $1.2 billion, which will begin to expire in 2032 if not utilized. We also generated $8.3 million of Section 48(a) ITCs in 2021 for a net $275.8 million through December 31, 2021, which will begin to expire in 2033 if not utilized.

We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of December 31, 2021 and 2020 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

Under the provisions of the Internal Revenue Code and similar state provisions, our net operating loss carryforwards and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions, our net operating loss and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of certain significant shareholders over a three-year period in excess of 50%. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We experienced an ownership change in August 2020 as defined by Sections 382 and 383 of the Internal Revenue Code, which limits our future ability to utilize NOLs and tax credits generated before the "ownership change". However, these limitations do not prevent the use of our NOLs to offset certain built-in gains, including deemed gains with respect to our cost recovery deductions, recognized by us within five years after the ownership change with respect to assets held by us at the time of the ownership change, or the use of our tax credits to offset related tax liabilities, to the extent of our "net unrealized built-in gain" at the time of the ownership change. We have determined that, based upon the size of our net unrealized built-in gain at the time of our 2020 ownership change and our projected recognition of deemed built-in gains in the five years following the ownership change, there is no impact on the balances for deferred taxes or valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2020, the U.S. enacted the Continued Assistance for Unemployment Workers Act of 2020 ("CARES Act II"), which provided an extension of the CARES Act's unemployment benefits. It also extended unemployment benefits to independent contractors and provided independent contractors with paid sick and family leave benefits through March 2021. In March 2021, the U.S. enacted the American Rescue Plant Act of 2021 ("ARP Act"), which further extended certain unemployment benefits through early September 2021. The CARES Act, the CARES Act II and the ARP Act have no impact on our valuation allowance.

(11) Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly-owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. We believe the Acquisition provides a new strategic path to further scale our residential solar business, reduces customer acquisition costs, provides a multi-year supply of homesites through the development of new home solar communities and allows us to pursue the development of clean and resilient residential microgrids across the U.S.

The purchase consideration was approximately $218.6 million, consisting of $128.2 million in the issuance of common stock shares and $90.4 million representing the fair value of contingent consideration based upon estimated new solar energy system installations through 2025 and the execution of certain binding agreements before the fifth anniversary of the closing of the Acquisition. Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones and achieving specified in-service levels. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the in-service target for each such year is achieved) or at the end of the four-year period (if the cumulative in-service target is achieved by the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. This earnout is recorded as contingent consideration. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares in two separate tranches, each of which has different criteria, if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities. One of these tranches is recorded as contingent consideration. The amount of contingent consideration that could be paid to Lennar has an estimated maximum value of $94.7 million and a minimum value of $0. These values were determined based on the projected average share price over the five year earnout period multiplied by the number of shares to be transferred to Lennar if the targets for purchased solar energy systems placed in service are achieved. In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers, subject to certain criteria and expected in-service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
levels for the year. The favorable terms of the Funding Commitment result in an intangible asset. During the year ended December 31, 2021, we incurred transaction costs of $6.7 million related to the Acquisition.

The fair values of the assets acquired and liabilities assumed are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The fair value remains preliminary and may be adjusted if new information obtained regarding facts and circumstances that existed at the acquisition date warrants adjustments to the assets or liabilities initially recognized. Further adjustments to the fair value could occur until the completion of the measurement period. We expect to finalize the valuation no later than one year from the acquisition date. We estimated the fair value of the assets acquired at the acquisition date using a multi-period excess earnings methodology for customer relationships related to system sales and servicing, a cost savings methodology for customer relationships related to new customers, a relief from royalty methodology for the trade name and a discounted cash flow methodology for the tax equity commitment, all using Level 3 inputs.

During the third quarter of 2021, we made changes to our purchase price allocation for facts and circumstances that existed at the acquisition date relating to (a) the issuance of additional shares of common stock, (b) changes to the aggregate principal amount of the MR Note, (c) modifications to the forecasted cash flows for the intangible assets, (d) modifications to the estimated earnout consideration and (e) resulting changes to goodwill. During the third quarter of 2021, we recorded an increase to goodwill of $9.1 million as a result of purchase price adjustments. The following table presents the fair value of the assets acquired and liabilities assumed, inclusive of the purchase price adjustments, with the excess recorded as goodwill:

As Adjusted
(in thousands)
Cash	$503
Other current assets (includes inventory of $26,835)	33,562
Property and equipment	217
Intangible assets	211,836
Other assets	1,060
Total assets acquired	247,178
Accounts payable	3,762
Accrued expenses	4,580
Current portion of long-term debt	32,301
Other current liabilities	364
Other long-term liabilities	697
Total liabilities assumed	41,704
Net assets acquired, excluding goodwill	205,474
Purchase consideration	218,624
Goodwill	$13,150

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

(12) Related-Party Transactions

SEI Debt.    During 2020, certain of our affiliates who have representatives on our Board were holders of more than 10% of our common stock and were also holders of our 9.75% convertible senior notes. For the year ended December 31, 2020, we recorded expense related to such holders of approximately $1.3 million in interest expense, net in the consolidated statement of operations while the holders were classified as a related party. As of December 31, 2020, such holders no longer owned more than 10% of our common stock.

Sunnova Energy Corporation Debt.    During 2019, certain of our affiliates who have representatives on our Board were holders of certain senior secured notes and convertible notes. In connection with our IPO, we redeemed the senior secured notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for cash and the holders of the convertible notes converted the principal amount plus accrued and unpaid interest into shares of common stock. We have classified these related transactions as such in the consolidated statements of operations and consolidated statements of cash flows for the year ended December 31, 2019.

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

(13) Redeemable Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our redeemable noncontrolling interests and noncontrolling interests as of December 31, 2021:

Tax Equity Entity	Balance Sheet Classification	Date Class A Member Admitted
Sunnova TEP I, LLC	Redeemable noncontrolling interests	March 2017
Sunnova TEP II, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP II-B, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP III, LLC	Redeemable noncontrolling interests	January 2019
Sunnova TEP IV-A, LLC ("TEPIVA")	Noncontrolling interests	August 2019
Sunnova TEP IV-B, LLC ("TEPIVB")	Noncontrolling interests	December 2019
TEPIVC	Noncontrolling interests	February 2020
TEPIVD	Noncontrolling interests	May 2020
Sunnova TEP IV-F, LLC ("TEPIVF")	Noncontrolling interests	July 2020
TEPIVE	Noncontrolling interests	September 2020
TEPIVG	Noncontrolling interests	November 2020
Sunnova TEP V-D, LLC ("TEPVD")	Noncontrolling interests	April 2021
TEPVA	Noncontrolling interests	April 2021
TEPVB	Noncontrolling interests	May 2021
TEPVC	Noncontrolling interests	July 2021
Sunnova TEP V-E, LLC ("TEPVE")	Redeemable noncontrolling interests	October 2021
Sunnova TEP 6-A, LLC ("TEP6A")	Noncontrolling interests	December 2021

The purpose of the tax equity entities is to own and operate a portfolio of residential solar energy systems and energy storage systems. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time that generally corresponds to the expiration of the recapture period associated with Section 48(a) ITCs or a year thereafter. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. TEPIVA, TEPIVB, TEPIVC, TEPIVD, TEPIVE, TEPIVG, TEPVB, TEPVC, TEPVD and TEP6A also have a step-down period prior to the flip date in which the Class A members' allocation of certain items within taxable income (loss) and Section 48(a) ITCs become 67% and the Class B members' allocation of certain items within taxable income (loss) and Section 48(a) ITCs become 33%. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, except for TEPIVG and TEPVB, the Class B members have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under their respective governing documents, and, in regards to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the nine-month period commencing upon the applicable flip date. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2021 and 2020.

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

From time to time, we incur non-performance fees, which may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. The non-performance fees are settled by either a return of a portion of the Class A members' capital contributions or an additional payment to the Class A members. During the years ended December 31, 2021, 2020 and 2019, we paid $41.2 million, $2.1 million and $1.3 million, respectively, related to non-performance fees. As of December 31, 2021 and 2020, we recorded a liability of $5.1 million and $1.5 million, respectively, related to non-performance fees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. In April 2021, we issued 3,095,329 shares of common stock in connection with the Acquisition. In August 2021, we issued an additional 27,526 shares of common stock in connection with the purchase price adjustments of the Acquisition. See Note 11, Acquisitions. In November 2021, we issued 1,027,409 shares of common stock in connection with our investments in solar receivables. See Note 7, Investments in Solar Receivables.

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

In connection with our IPO, our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The number of shares available for issuance under the LTIP will be increased each fiscal year beginning in 2020, in an amount equal to the lesser of (a) a number of shares such that the total number of shares that remain available for additional grants under the LTIP equals five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (b) such number of shares determined by our Board. In March 2021, the aggregate number of shares of common stock that may be issued pursuant to awards under the LTIP was increased by 2,214,561, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,020,602, or 5% of the number of shares of common stock outstanding as of December 31, 2020. Awards granted under the LTIP contain a service condition and cease vesting for employees, consultants and directors upon termination of employment or service. During the year ended December 31, 2021, we granted 629,741 restricted stock units to certain employees, consultants and directors with a grant date fair value of $23.8 million, which will be recognized ratably over the applicable vesting period of each award (either one year, three years or seven years).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

During 2019, we granted 94,295 stock options to employees. During 2019, 2,143 stock options were exercised resulting in the issuance of 2,143 shares of common stock in exchange for an insignificant amount of cash. During 2020, no stock options were granted and 922,770 stock options were exercised resulting in the issuance of 922,770 shares of common stock in exchange for $13.6 million. During 2021, 75,031 stock options were granted and 569,740 stock options were exercised resulting in the issuance of 569,740 shares of common stock in exchange for $9.0 million.

We used the following assumptions to apply the Black-Scholes option-pricing model to stock options granted during the years ended December 31, 2021 and 2019:

	Year Ended December 31,
	2021	2019
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.13%	2.62%
Expected term (in years)	6.13	7.94
Volatility	55%	81%

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

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2019	4,304,309	$15.86	7.08		$242
Exercised	(922,770)	$14.76			$28,022
Forfeited	(115,191)	$19.19		$3.54
Outstanding, December 31, 2020	3,266,348	$16.06	5.82		$94,962
Granted	75,031	$40.50	9.22	$18.35
Exercised	(569,740)	$15.85			$17,623
Forfeited	(5,824)	$40.50		$18.35
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Exercisable, December 31, 2021	2,698,549	$16.12	4.80		$31,874
Vested and expected to vest, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Non-vested, December 31, 2020	—			$—
Non-vested, December 31, 2021	67,266			$18.35

The number of stock options that vested during the years ended December 31, 2021 and 2020 was 1,941 and 915,501, respectively. The grant date fair value of stock options that vested during the years ended December 31, 2021 and 2020 was $36,000 and $3.2 million, respectively. As of December 31, 2021, there was $914,000 of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 1.47 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	1,426,139	$11.93
Granted	1,141,413	$11.98
Vested	(463,762)	$11.89
Forfeited	(44,606)	$12.31
Outstanding, December 31, 2020	2,059,184	$11.95
Granted	629,741	$37.72
Vested	(958,100)	$16.74
Forfeited	(81,036)	$22.66
Outstanding, December 31, 2021	1,649,789	$18.48

The grant date fair value of restricted stock units that vested during the years ended December 31, 2021 and 2020 was $16.0 million and $5.5 million, respectively. As of December 31, 2021, there was $22.9 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.54 years.

(16) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders	$(138,128)	$(252,284)	$(144,351)
Dividends earned on Series A convertible preferred stock	—	—	(19,271)
Dividends earned on Series C convertible preferred stock	—	—	(5,454)
Net loss attributable to common stockholders—basic and diluted	$(138,128)	$(252,284)	$(169,076)

Net loss per share attributable to common stockholders—basic and diluted	$(1.25)	$(2.87)	$(4.14)
Weighted average common shares outstanding—basic and diluted	110,881,630	87,871,457	40,797,976

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Equity-based compensation awards	4,670,740	6,013,797	4,954,286
Convertible preferred stock	—	—	33,960,624
Convertible senior notes	10,829,353	9,606,157	104,320

(17) Commitments and Contingencies

Legal.    We are a party to a number of lawsuits, claims and governmental proceedings which are ordinary, routine matters incidental to our business. In addition, in the ordinary course of business, we periodically have disputes with dealers and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customers. We do not expect the outcomes of these matters to have, either individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Performance Guarantee Obligations.    As of December 31, 2021, we recorded $5.3 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $3.2 million is recorded in other current liabilities and $2.1 million is recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2020, we recorded $5.7 million relating to these guarantees, of which $3.3 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities in the consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Balance at beginning of period	$5,718	$6,468
Accruals	2,858	3,155
Settlements	(3,283)	(3,905)
Balance at end of period	$5,293	$5,718

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense and lease income as recorded in general and administrative expense and other operating income, respectively, in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating lease expense	$1,643	$1,342	$1,248
Finance lease expense:
Amortization expense	417	3	8
Interest on lease liabilities	38	—	—
Short-term lease expense	78	49	48
Variable lease expense	1,064	696	1,037
Sublease income	—	—	(73)
Total	$3,240	$2,090	$2,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the consolidated balance sheets:

	As of December 31,
	2021	2020
	(in thousands)
Right-of-use assets:
Operating leases	$16,483	$8,779
Finance leases	2,187	391
Total right-of-use assets	$18,670	$9,170

Current lease liabilities:
Operating leases	$1,190	$1,094
Finance leases	660	112
Long-term leases liabilities:
Operating leases	17,684	9,742
Finance leases	1,024	203
Total lease liabilities	$20,558	$11,151

Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,310	$(439)	$1,254
Operating cash flows from finance leases	38	—	—
Financing cash flows from finance leases	476	2	8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,867	—	8,087
Finance leases	2,213	392	13

(1)Includes reimbursements in 2021 and 2020 of approximately $423,000 and $1.5 million, respectively, for leasehold improvements.

	As of December 31,
	2021	2020
Weighted average remaining lease term (years):
Operating leases	7.54	8.47
Finance leases	3.35	3.99
Weighted average discount rate:
Operating leases	3.92%	3.93%
Finance leases	3.11%	3.39%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under our non-cancelable leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022	$1,941	$702
2023	3,086	539
2024	3,065	386
2025	3,113	134
2026	3,180	—
2027 and thereafter	8,638	—
Total	23,023	1,761
Amount representing interest	(3,302)	(77)
Amount representing leasehold incentives	(847)	—
Present value of future payments	18,874	1,684
Current portion of lease liability	(1,190)	(660)
Long-term portion of lease liability	$17,684	$1,024

Letters of Credit.    In connection with various security arrangements for an office lease, we have a letter of credit outstanding of $200,000 and $375,000, respectively, as of December 31, 2021 and 2020. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the consolidated balance sheets.

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

Dealer Commitments.    As of December 31, 2021 and 2020, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $81.8 million and $55.7 million, respectively. Under these agreements, we paid $28.9 million and $25.8 million during the years ended December 31, 2021 and 2020, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
2022	$43,130
2023	18,930
2024	11,310
2025	2,708
2026	—
2027 and thereafter	—
Total	$76,078

Purchase Commitments.    In August 2019, we amended an agreement with a supplier in which we agreed to purchase a minimum amount of energy storage systems and components for five years. In December 2021, this agreement was further amended to include the aggregate purchase of at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, we estimate these purchase commitments will range from $625.0 million to $690.0 million, which amounts are not reflected in the table below. In December 2020, we amended an agreement with a supplier in which we agreed to purchase a certain amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
energy storage systems and components for one year. These purchases are recorded to inventory in other current assets in the consolidated balance sheets. Under these agreements, we could be obligated to make minimum purchases as follows:

Purchase Commitments
(in thousands)
2022	$—
2023	—
2024	4,974
2025	—
2026	—
2027 and thereafter	—
Total	$4,974

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of December 31, 2021 were as follows:

Information Technology Commitments
(in thousands)
2022	$21,212
2023	18,169
2024	4,648
2025	13
2026	—
2027 and thereafter	—
Total	$44,042

(18) Subsequent Events

Noncontrolling Interests.    In February 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-B, LLC ("TEP6B"), a subsidiary of Sunnova TEP 6-B Manager, LLC, which is the Class B member of TEP6B. The Class A member of TEP6B made a total capital commitment of approximately $150.0 million.

HELVIII Debt.    In February 2022, one of our subsidiaries, Sunnova Helios VIII Issuer, LLC ("HELVIII"), a special purpose entity, entered into a Note Purchase Agreement related to the sale of $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes will be issued at a discount of 1.55% for Class A, 2.23% for Class B and 2.62% for Class C and will bear interest at an annual rate of 2.79%, 3.13% and 3.53%, respectively. The transaction is expected to close on or about February 24, 2022, subject to customary closing conditions.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$518	$4,917
Total current assets	518	4,917

Investments in subsidiaries	1,603,950	1,076,299
Total assets	$1,604,468	$1,081,216

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, including affiliates	$2	$437
Other current liabilities	120	1,314
Total current liabilities	122	1,751

Long-term debt, net	561,643	58,015
Total liabilities	561,765	59,766

Stockholders' equity:
Common stock, 113,386,600 and 100,412,036 shares issued as of December 31, 2021 and 2020, respectively, at $0.0001 par value	11	10
Additional paid-in capital—common stock	1,629,208	1,462,690
Accumulated deficit	(586,516)	(441,250)
Total stockholders' equity	1,042,703	1,021,450
Total liabilities and stockholders' equity	$1,604,468	$1,081,216

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—
General and administrative expense	929	2,972	418
Operating loss	(929)	(2,972)	(418)

Interest expense, net	3,722	19,578	83
Loss on extinguishment of long-term debt, net	—	142,772	—
Equity in losses of subsidiaries	142,870	142,496	132,933
Loss before income tax	(147,521)	(307,818)	(133,434)

Income tax	—	—	—
Net loss	$(147,521)	$(307,818)	$(133,434)

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$8,554	$(7,762)	$—

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	(500,700)	(334,471)	(219,206)
Distributions from subsidiaries	—	10,547	2
Net cash used in investing activities	(500,700)	(323,924)	(219,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	560,625	106,400	38,087
Payments of deferred financing costs	(615)	(1,155)	(377)
Purchase of capped call transactions	(91,655)	—	—
Proceeds from issuance of common stock, net	19,392	157,005	168,204
Proceeds from equity component of debt instrument, net	—	73,657	13,984
Other, net	—	—	2
Net cash provided by financing activities	487,747	335,907	219,900
Net increase (decrease) in cash	(4,399)	4,221	696
Cash at beginning of period	4,917	696	—
Cash at end of period	$518	$4,917	$696

Non-cash investing and financing activities:
Non-cash conversion of convertible senior notes for common stock	$95,648	$149,352	$—
Non-cash investments in solar receivables	$44,353	$—	$—
Non-cash issuance of common stock for business acquisition	$128,224	$—	$—

Supplemental cash flow information:
Cash paid for interest	$1,390	$9,191	$—
Cash paid for income taxes	$—	$—	$—

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

See Note 8, Long-Term Debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of December 31, 2021, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In connection with the Acquisition, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting is effective.

We completed the acquisition of SunStreet in April 2021. As the Acquisition occurred in the second quarter of 2021, we have excluded SunStreet's internal control over financial reporting from the scope of management's 2021 annual assessment of the effectiveness of our disclosure controls and procedures. Associated with SunStreet are total assets of $89.7 million as of December 31, 2021 and revenue of $31.0 million for the year ended December 31, 2021 that were excluded from management's annual assessment. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders ("Proxy Statement") or an amendment to this Form 10-K and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, TX, auditor firm ID: 238. The information required by this Item 14 will be set forth in the Proxy Statement or an amendment to this Form 10-K and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 from Form 10-K filed on February 25, 2021).
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

4.4	Registration Rights Agreement among Sunnova Energy International Inc. and the parties listed therein, dated May 14, 2020 (incorporated by reference to Exhibit 4.4 to form S-1 filed on June 29, 2020).
4.5∞	Indenture, among Sunnova Helios II Issuer, LLC and Wells Fargo Bank, National Association, dated November 8, 2018 (incorporated by reference to Exhibit 4.11 to Form S-1 filed on June 27, 2019).
4.6∞	Indenture, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated March 28, 2019 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on June 27, 2019).
4.6.1∞
Indenture Supplement No. 1, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated March 28, 2019 (incorporated by reference to Exhibit 4.13 to Form S-1 filed on June 27, 2019).

4.6.2∞
Indenture Supplement No. 2, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated June 7, 2019 (incorporated by reference to Exhibit 4.14 to Form S-1 filed on June 27, 2019).

4.7∞	Indenture, among Sunnova Helios III Issuer, LLC and Wells Fargo Bank, National Association, dated June 27, 2019 (incorporated by reference to Exhibit 4.15 to Form S-1 filed on June 27, 2019).

Exhibit No.	Description
4.8∞
Indenture, between Sunnova Sol Issuer, LLC and Wells Fargo Bank, National Association, as Indenture Trustee, dated February 12, 2020 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on May 15, 2020).

4.9∞	Indenture, between Sunnova Helios IV Issuer, LLC and Wells Fargo Bank, National Association, dated June 19, 2020 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on June 29, 2020).
4.10∞
Indenture, between Sunnova Sol II Issuer, LLC and Wells Fargo Bank, National Association, as Indenture Trustee, dated November 30, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 30, 2020).

4.11∞	Indenture, between Sunnova Helios V Issuer, LLC and Wells Fargo Bank, National Association, dated February 16, 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 25, 2021).
4.12	Indenture, dated May 20, 2021, between Sunnova Energy International Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 21, 2021).
4.13∞	Indenture, between Sunnova Sol III Issuer, LLC and Wilmington Trust, National Association, dated June 17, 2021 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on July 29, 2021).
4.14	Indenture, dated July 27, 2021, among Sunnova Helios VI Issuer, LLC, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on October 28, 2021).
4.15
Indenture, dated August 17, 2021, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021).

4.16	Indenture, dated October 26, 2021, between Sunnova Helios VII Issuer, LLC and Wilmington Trust National Association.
10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 21, 2021).
10.2	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2021).
10.3
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

10.5.1
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

10.5.2
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

10.5.3
Amendment No. 3 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of December 4, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-K filed on February 25, 2020).

10.5.4
Amendment No. 4 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of January 29, 2020 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on May 15, 2020).

Exhibit No.	Description
10.5.5
Amendment No. 5 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 15, 2020).

10.5.6
Amendment No. 6 to Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated September 18, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 29, 2020).

10.5.7∞
Amendment No. 7 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on April 29, 2021).

10.6
Third Amended and Restated Limited Performance Guaranty among Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC, and Credit Suisse AG, New York Branch, dated June 27, 2019 (incorporated by reference to Exhibit 10.8 to Form S-1/A filed on July 3, 2019).

10.7∞
Credit Agreement among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated December 30, 2019 (incorporated by reference to Exhibit 10.35 to Form 10-K filed on February 25, 2020).

10.7.1
Consent and Amendment, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, Sunnova Inventory Pledgor, LLC, and Sunnova TEP Developer, LLC, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 30, 2020).

10.7.2∞
First Amendment to Credit Agreement and Security Agreements, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Lenders and Funding Agents party thereto, Sunnova Energy Corporation, Sunnova Inventory Pledgor, LLC and Sunnova TEP Developer, LLC, dated September 18, 2020 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 29, 2020).

10.7.3∞
Second Amendment to Credit Agreement, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Lenders and Funding Agents party thereto, Sunnova Energy Corporation, Sunnova Inventory Pledgor, LLC, Sunnova TEP OpCo, LLC and Sunnova TEP Developer, LLC, dated March 29, 2021 (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on April 29, 2021).

10.8
Amended and Restated Parent Guaranty, by Sunnova Energy Corporation, Sunnova TEP Inventory, LLC and Credit Suisse AG, New York Branch, dated September 18, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 29, 2020).

10.9∞
Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Banco Popular de Puerto Rico, dated September 30, 2020 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on October 29, 2020).

10.9.1
Amendment No. 1 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Banco Popular de Puerto Rico, dated October 13, 2021.

10.10
Limited Performance Guaranty, among Sunnova Energy Corporation, Sunnova Asset Portfolio 8, LLC and Banco Popular de Puerto Rico, dated September 30, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on October 29, 2020).

10.11∞
Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated March 29, 2021 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on April 29, 2021).

10.11.1∞
First Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated May 6, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on July 29, 2021).

Exhibit No.	Description
10.11.2
Second Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated June 17, 2021 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on July 29, 2021).

10.11.3
Third Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated September 15, 2021 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 28, 2021).

10.11.4∞
Fourth Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated October 18, 2021.

10.11.5∞
Omnibus Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated October 29, 2021.

10.12
Amended and Restated Parent Guaranty, dated March 29, 2021, by and among Sunnova Energy Corporation, Sunnova TEP Holdings, LLC and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 10-6 to Form 10-Q filed on April 29, 2021).

10.13
Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated August 29, 2014, for 42,238 square feet of office space known as Suites 350, 475, and 750 of the building located at 20 East Greenway Plaza, Houston, Texas 77046 (incorporated by reference to Exhibit 10.11 to Form S-1 filed on June 27, 2019).

10.13.1
Amendment No. 1 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated as dated May 18, 2015 (incorporated by reference to Exhibit 10.12 to Form S-1 filed on June 27, 2019).

10.13.2
Amendment No. 2 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated June 1, 2015 (incorporated by reference to Exhibit 10.13 to Form S-1 filed on June 27, 2019).

10.13.3
Amendment No. 3 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated November 15, 2018 (incorporated by reference to Exhibit 10.14 to Form S-1 filed on June 27, 2019).

10.13.4
Amendment No. 4 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated May 7, 2019 (incorporated by reference to Exhibit 10.15 to Form S-1 filed on June 27, 2019).

10.13.5
Amendment No. 5 to Office Building Lease Agreement by and between Sunnova Energy Corporation and SCP 20 Greenway, LLC dated September 12, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2019).

10.14+	Amended and Restated 2013 Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 29, 2019).
10.15+	Amended and Restated Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.18 to Form S-1 filed on July 29, 2019).
10.16+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan and Form of Award Letters (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.17+	Form of Restricted Stock Unit Award Letter (incorporated by reference to Exhibit 10.21 to Form S-1 filed on June 27, 2019).
10.18+	Form of Option Award Letter (incorporated by reference to Exhibit 10.22 to Form S-1 filed on June 27, 2019).
10.19+	Form of Restricted Stock Unit Award Letter for Non-Employee Director (incorporated by reference to Exhibit 10.23 to Form S-1 filed on June 27, 2019).
10.20+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).

Exhibit No.	Description
10.21+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.27 to Form S-1/A filed on July 3, 2019).
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: February 24, 2022	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Berger	Chief Executive Officer and Director	February 24, 2022
William J. Berger	(Principal Executive Officer)

/s/ Robert L. Lane	Chief Financial Officer	February 24, 2022
Robert L. Lane	(Principal Financial and Accounting Officer)

/s/ Anne Slaughter Andrew	Director	February 24, 2022
Anne Slaughter Andrew

/s/ Nora Brownell	Director	February 24, 2022
Nora Brownell

/s/ Rahman D'Argenio	Director	February 24, 2022
Rahman D'Argenio

/s/ Mark Longstreth	Director	February 24, 2022
Mark Longstreth

/s/ Akbar Mohamed	Director	February 24, 2022
Akbar Mohamed

/s/ Michael C. Morgan	Director	February 24, 2022
Michael C. Morgan

/s/ C. Park Shaper	Director	February 24, 2022
C. Park Shaper

/s/ Mary Yang	Director	February 24, 2022
Mary Yang