Form 10-Q
period 2022-03-31
Sunnova Energy International Inc.
filed 2022-04-28
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had 114,627,126 shares of common stock outstanding as of April 25, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries. Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "target," "will" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•our future operations and financial performance following the acquisition of SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet");
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash	$208,495	$243,101
Accounts receivable—trade, net	21,267	18,584
Accounts receivable—other	49,650	57,736
Other current assets, net of allowance of $1,911 and $1,646 as of March 31, 2022 and December 31, 2021, respectively	283,139	296,321
Total current assets	562,551	615,742

Property and equipment, net	3,056,898	2,909,613
Customer notes receivable, net of allowance of $45,907 and $39,492 as of March 31, 2022 and December 31, 2021, respectively	1,449,991	1,204,073
Intangible assets, net	183,407	190,520
Goodwill	13,150	13,150
Other assets	662,456	571,136
Total assets (1)	$5,928,453	$5,504,234

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$72,452	$55,033
Accrued expenses	80,736	81,721
Current portion of long-term debt	155,113	129,793
Other current liabilities	37,315	44,350
Total current liabilities	345,616	310,897

Long-term debt, net	3,461,614	3,135,681
Other long-term liabilities	468,614	436,043
Total liabilities (1)	4,275,844	3,882,621

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	145,186	145,336

Stockholders' equity:
Common stock, 113,911,388 and 113,386,600 shares issued as of March 31, 2022 and December 31, 2021, respectively, at $0.0001 par value	11	11
Additional paid-in capital—common stock	1,657,087	1,649,199
Accumulated deficit	(423,529)	(459,715)
Total stockholders' equity	1,233,569	1,189,495
Noncontrolling interests	273,854	286,782
Total equity	1,507,423	1,476,277
Total liabilities, redeemable noncontrolling interests and equity	$5,928,453	$5,504,234

(1) The consolidated assets as of March 31, 2022 and December 31, 2021 include $2,265,181 and $2,148,398, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $25,794 and $23,538 as of March 31, 2022 and December 31, 2021, respectively; accounts receivable—trade, net of $6,910 and $6,167 as of March 31, 2022 and December 31, 2021, respectively; accounts receivable—other of $595 and $410 as of March 31, 2022 and December 31, 2021, respectively; other current assets of $224,921 and $272,421 as of March 31, 2022 and December 31, 2021, respectively; property and equipment, net of $1,974,277 and $1,817,471 as of March 31, 2022 and December 31, 2021, respectively; and other assets of $32,684 and $28,391 as of March 31, 2022 and December 31, 2021, respectively. The consolidated liabilities as of March 31, 2022 and December 31, 2021 include $51,588 and $47,225, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $5,951 and $6,014 as of March 31, 2022 and December 31, 2021, respectively; accrued expenses of $11 and $88 as of March 31, 2022 and December 31, 2021, respectively; other current liabilities of $4,930 and $3,845 as of March 31, 2022 and December 31, 2021, respectively; and other long-term liabilities of $40,696 and $37,278 as of March 31, 2022 and December 31, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$65,722	$41,276

Operating expense:
Cost of revenue—depreciation	21,958	17,408
Cost of revenue—other	7,569	1,234
Operations and maintenance	6,761	3,620
General and administrative	70,223	42,320
Other operating income	(6,583)	—
Total operating expense, net	99,928	64,582

Operating loss	(34,206)	(23,306)

Interest expense, net	(2,490)	8,051
Interest income	(10,932)	(7,180)
Other income	(155)	(113)
Loss before income tax	(20,629)	(24,064)

Income tax	—	—
Net loss	(20,629)	(24,064)
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	12,954	8,919
Net loss attributable to stockholders	$(33,583)	$(32,983)

Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(0.31)
Weighted average common shares outstanding—basic and diluted	113,499,426	106,359,220

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,629)	$(24,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,740	19,543
Impairment and loss on disposals, net	402	326
Amortization of intangible assets	7,113	—
Amortization of deferred financing costs	2,626	2,164
Amortization of debt discount	1,784	1,720
Non-cash effect of equity-based compensation plans	10,864	7,924
Unrealized gain on derivatives	(35,349)	(18,705)
Unrealized gain on fair value instruments	(6,362)	(113)
Other non-cash items	9,482	(3,644)
Changes in components of operating assets and liabilities:
Accounts receivable	4,958	(1,771)
Other current assets	(48,228)	(26,808)
Other assets	(22,639)	(7,501)
Accounts payable	(2,086)	(756)
Accrued expenses	9,620	10,626
Other current liabilities	(10,204)	(6,869)
Other long-term liabilities	(18,221)	(1,980)
Net cash used in operating activities	(92,129)	(49,908)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(138,181)	(117,459)
Payments for investments and customer notes receivable	(246,270)	(122,532)
Proceeds from customer notes receivable	23,740	13,459
Proceeds from investments in solar receivables	1,798	—
State utility rebates and tax credits	115	111
Other, net	1,148	208
Net cash used in investing activities	(357,650)	(226,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	391,903	311,280
Payments of long-term debt	(39,639)	(174,800)
Payments on notes payable	—	(2,254)
Payments of deferred financing costs	(5,084)	(6,273)
Payments of debt discounts	—	(20)
Proceeds from issuance of common stock, net	(2,820)	(1,037)
Contributions from redeemable noncontrolling interests and noncontrolling interests	51,889	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(5,854)	(2,833)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(7,383)	(3,146)
Other, net	(199)	(28)
Net cash provided by financing activities	382,813	161,691
Net decrease in cash and restricted cash	(66,966)	(114,430)
Cash and restricted cash at beginning of period	391,897	377,893
Cash and restricted cash at end of period	324,931	263,463
Restricted cash included in other current assets	(34,958)	(43,603)
Restricted cash included in other assets	(81,478)	(68,968)
Cash at end of period	$208,495	$150,892

	Three Months Ended March 31,
	2022	2021
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$10,026	$3,272
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$3,050	$(9,107)
Non-cash conversion of convertible senior notes for common stock	$—	$95,648

Supplemental cash flow information:
Cash paid for interest	$36,926	$28,180
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	$137,122	108,553,802	$11	$1,547,375	$(524,511)	$1,022,875	$200,910	$1,223,785

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(33,583)	(33,583)	15,386	(18,197)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	$145,186	113,911,388	$11	$1,657,087	$(423,529)	$1,233,569	$273,854	$1,507,423

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential energy service provider, serving over 207,000 customers in more than 25 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to our peers, furthering our competitive advantage.

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system and/or energy storage system with financing provided by us (a "loan"); however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2022, we have raised more than $9.4 billion in total capital commitments from equity, debt and tax equity investors.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2021 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems and energy storage systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems available for purchase. These shortages and delays can be attributed in part to the COVID-19 pandemic and resulting government action, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing through much of 2022, if these shortages and delays persist, they could impact the timing of when solar energy systems and energy storage systems can be installed and when we can acquire and begin to generate revenue from those systems. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems and energy storage systems could become adversely impacted. We cannot predict the full impact the COVID-19 pandemic will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. We will continue to monitor developments affecting our workforce, our customers and our business operations generally, and will take actions we determine are necessary in order to mitigate these impacts.

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2021 annual audited consolidated financial statements.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of March 31, 2022, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$1,044	$912
Provision for current expected credit losses	475	396
Write off of uncollectible accounts	(506)	(496)
Recoveries	52	36
Balance at end of period	$1,065	$848

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from our dealers related to the use of inventory procured by us.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue if sold directly to a customer, (d) capitalize to property and equipment when installed on an existing home or (e) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to market value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Modules and inverters	$51,984	$60,661
Energy storage systems and components	66,297	43,071
Homebuilder construction in progress	31,639	23,642
Meters and modems	597	581
Total	$150,517	$127,955

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, accounts receivable, customer notes receivable, investments in solar receivables, accounts payable, accrued expenses, long-term debt, interest rate swaps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature and based on quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our investments in solar receivables based on a discounted cash flows model that utilizes market data related to solar irradiance, production factors by region and projected electric utility rates in order to build up revenue projections (Level 3). In addition, lease-related revenue and maintenance and service costs were supported through the use of available market studies and data. We estimate the fair value of our fixed-rate long-term debt based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model and the microgrid earnout using a scenario-based methodology, both using Level 3 inputs. See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

The following table presents our financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$77,578	$—	$—	$77,578
Derivative assets	44,370	—	44,370	—
Total	$121,948	$—	$44,370	$77,578

Financial liabilities:
Contingent consideration	$41,915	$—	$—	$41,915
Total	$41,915	$—	$—	$41,915

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$82,658	$—	$—	$82,658
Derivative assets	14,351	—	14,351	—
Total	$97,009	$—	$14,351	$82,658

Financial liabilities:
Contingent consideration	$67,895	$—	$—	$67,895
Derivative liabilities	5,330	—	5,330	—
Total	$73,225	$—	$5,330	$67,895

Changes in fair value of our investments in solar receivables are included in other operating income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial assets accounted for at fair

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$82,658	$—
Settlements	(1,320)	—
Loss recognized in earnings	(3,760)	—
Balance at end of period	$77,578	$—

Changes in fair value of the contingent consideration are included in other operating income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$67,895	$—
Settlements/reclassifications (1)	(16,013)	—
Gain recognized in earnings	(9,967)	—
Balance at end of period	$41,915	$—

(1)    Amount was reclassified to accrued expenses as of March 31, 2022 and settled in April 2022. See Note 14, Subsequent Events.

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
PPA revenue	$21,185	$16,834
Lease revenue	21,780	16,397
Solar renewable energy certificate revenue	6,244	5,957
Cash sales revenue	11,348	—
Loan revenue	3,376	1,195
Other revenue	1,789	893
Total	$65,722	$41,276

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $2.3 billion as of March 31, 2022, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2022 and December 31, 2021. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us, sales of service plans and revenue from our investments in solar receivables. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically 10 years. We recognize revenue from our investments in solar receivables over the life of the associated customer agreements.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 730 depending on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of March 31, 2022, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations which will be recognized on a straight-line basis over the remaining term of the respective solar service agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of PPAs. Deferred revenue was $106.8 million as of December 31, 2020. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Loans	$338,036	$275,681
PPAs and leases	20,221	17,274
Solar receivables	4,799	4,864
Total (1)	$363,056	$297,819

(1) Of this amount, $19.2 million and $15.3 million is recorded in other current liabilities as of March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022 and 2021, we recognized revenue of $2.1 million and $2.5 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In March 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, to eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU is effective for annual and interim reporting periods beginning in January 2023. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of March 31, 2022	As of December 31, 2021
	(in years)	(in thousands)
Solar energy systems	35	$3,087,926	$2,917,721
Construction in progress		186,361	188,518
Asset retirement obligations	30	47,815	45,264
Information technology systems	3	49,841	49,673
Computers and equipment	3-5	3,805	3,085
Leasehold improvements	3-6	3,495	3,160
Furniture and fixtures	7	1,132	1,132
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		3,382,170	3,210,348
Less: accumulated depreciation		(325,272)	(300,735)
Property and equipment, net		$3,056,898	$2,909,613

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $286.3 million and $264.6 million as of March 31, 2022 and December 31, 2021, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Inventory	$150,517	$127,955
Restricted cash	34,958	80,213
Current portion of customer notes receivable	67,608	56,074
Other prepaid assets	16,438	14,920
Current portion of investments in solar receivables	6,750	6,787
Prepaid inventory	2,155	4,835
Deferred receivables	4,021	4,818
Other	692	719
Total	$283,139	$296,321

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Construction in progress - customer notes receivable	$271,400	$238,791
Exclusivity and other bonus arrangements with dealers, net	92,854	81,756
Investments in solar receivables	70,828	75,871
Restricted cash	81,478	68,583
Straight-line revenue adjustment, net	45,835	43,367
Other	100,061	62,768
Total	$662,456	$571,136

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Interest payable	$13,658	$22,740
Deferred revenue	19,209	15,273
Current portion of performance guarantee obligations	1,993	3,175
Current portion of operating and finance lease liability	2,215	1,850
Other	240	1,312
Total	$37,315	$44,350

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

	As of March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$54,396	$41,788
Additional obligations incurred	2,573	2,290
Accretion expense	840	652
Other	(30)	(16)
Balance at end of period	$57,779	$44,714

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Customer notes receivable	$1,565,417	$1,301,285
Allowance for credit losses	(47,818)	(41,138)
Customer notes receivable, net (1)	$1,517,599	$1,260,147
Estimated fair value, net	$1,518,491	$1,274,099

(1)    Of this amount, $67.6 million and $56.1 million is recorded in other current assets as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$41,138	$17,668
Provision for current expected credit losses (1)	6,644	3,251
Recoveries	36	—
Balance at end of period	$47,818	$20,919

(1)    In addition, we recognized $13,000 and $62,000 during the three months ended March 31, 2022 and 2021, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of March 31, 2022 and December 31, 2021, we invested $271.4 million and $238.8 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended March 31, 2022 and 2021, interest income related to our customer notes receivable was $10.8 million and $7.1 million, respectively. As of March 31, 2022 and December 31, 2021, accrued interest receivable related to our customer notes receivable was $3.0 million and $3.5 million, respectively. As of March 31, 2022 and December 31, 2021, there was $6.9 million and $0, respectively, of customer notes receivable not accruing interest and there was $156,000 and $0, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended March 31, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $493,000 and $0, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
1-90 days past due	$26,998	$23,118
91-180 days past due	6,374	5,068
Greater than 180 days past due	13,232	10,277
Total past due	46,604	38,463
Not past due	1,518,813	1,262,822
Total	$1,565,417	$1,301,285

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022 and December 31, 2021, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $19.6 million and $15.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Payment performance:
Performing	$285,471	$776,506	$237,342	$120,747	$78,317	$53,802	$1,552,185
Nonperforming (1)	—	2,435	1,506	2,575	2,761	3,955	13,232
Total	$285,471	$778,941	$238,848	$123,322	$81,078	$57,757	$1,565,417

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII") and Sunnova Helios VIII Issuer, LLC ("HELVIII"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31, 2022 Weighted Average Effective Interest Rates	As of March 31, 2022		Year Ended December 31, 2021 Weighted Average Effective Interest Rates	As of December 31, 2021
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.70%	$575,000	$—
Debt discount, net		(12,170)	—		(12,810)	—
Deferred financing costs, net		(519)	—		(547)	—
Sunnova Energy Corporation
5.875% senior notes	6.59%	400,000	—	6.42%	400,000	—
Debt discount, net		(4,381)	—		(4,629)	—
Deferred financing costs, net		(8,853)	—		(9,341)	—
EZOP
Revolving credit facility	3.21%	190,000	—	4.12%	190,000	—
Debt discount, net		(776)	—		(898)	—
HELII
Solar asset-backed notes	5.83%	209,913	8,270	5.71%	217,465	8,952
Debt discount, net		(34)	—		(36)	—
Deferred financing costs, net		(4,133)	—		(4,346)	—
RAYSI
Solar asset-backed notes	5.62%	115,009	4,064	5.55%	115,792	4,573
Debt discount, net		(1,114)	—		(1,166)	—
Deferred financing costs, net		(3,782)	—		(3,893)	—
HELIII
Solar loan-backed notes	4.46%	102,169	10,794	4.79%	105,331	10,916
Debt discount, net		(1,761)	—		(1,838)	—
Deferred financing costs, net		(1,691)	—		(1,765)	—
TEPH
Revolving credit facility	7.19%	218,950	—	6.86%	118,950	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt discount, net		(3,198)	—		(3,678)	—
SOLI
Solar asset-backed notes	3.98%	362,068	15,537	3.91%	366,304	15,563
Debt discount, net		(97)	—		(100)	—
Deferred financing costs, net		(7,620)	—		(7,881)	—
HELIV
Solar loan-backed notes	4.21%	113,854	11,396	4.16%	116,579	11,937
Debt discount, net		(683)	—		(724)	—
Deferred financing costs, net		(3,113)	—		(3,283)	—
AP8
Revolving credit facility	—%	—	—	7.17%	—	—
SOLII
Solar asset-backed notes	3.45%	239,426	6,222	3.42%	241,293	6,176
Debt discount, net		(70)	—		(72)	—
Deferred financing costs, net		(5,040)	—		(5,192)	—
HELV
Solar loan-backed notes	2.49%	147,834	20,013	2.44%	150,743	21,354
Debt discount, net		(803)	—		(840)	—
Deferred financing costs, net		(3,088)	—		(3,230)	—
SOLIII
Solar asset-backed notes	2.81%	289,282	16,600	2.73%	294,069	16,590
Debt discount, net		(128)	—		(132)	—
Deferred financing costs, net		(6,144)	—		(6,319)	—
HELVI
Solar loan-backed notes	2.09%	177,735	21,263	2.02%	181,625	21,152
Debt discount, net		(46)	—		(48)	—
Deferred financing costs, net		(3,339)	—		(3,477)	—
HELVII
Solar loan-backed notes	2.52%	135,091	16,386	2.44%	141,407	12,580
Debt discount, net		(43)	—		(45)	—
Deferred financing costs, net		(2,493)	—		(2,587)	—
HELVIII
Solar loan-backed notes	3.41%	271,169	24,568		—	—
Debt discount, net		(5,925)	—		—	—
Deferred financing costs, net		(4,842)	—		—	—
Total		$3,461,614	$155,113		$3,135,681	$129,793

Availability.    As of March 31, 2022, we had $311.8 million of available borrowing capacity under our various financing arrangements, consisting of $10.0 million under the EZOP revolving credit facility, $241.8 million under the TEPH revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of March 31, 2022, we were in compliance with all debt covenants under our financing arrangements.

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

HELVIII Debt.    In February 2022, we pooled and transferred eligible solar loans and the related receivables into Sunnova Helios VIII Issuer, LLC ("HELVIII"), a special purpose entity, that issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes were issued at a discount of 1.55% for Class A, 2.23% for Class B and 2.62% for Class C and bear interest at an annual rate of 2.79%, 3.13% and 3.53%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVIII Notes and satisfy HELVIII's expenses, and any remaining cash can be distributed to Sunnova Helios VIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Depositor, LLC, HELVIII's sole member. In connection with the HELVIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVIII pursuant to the related sale and contribution agreement. HELVIII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVIII Notes, each of which must be funded at all times to the levels specified in the HELVIII Notes. The holders of the HELVIII Notes have no recourse to our other assets except as expressly set forth in the HELVIII Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$538,258	$575,000	$568,732
Sunnova Energy Corporation 5.875% senior notes	400,000	373,397	400,000	391,917
EZOP revolving credit facility	190,000	190,000	190,000	190,000
HELII solar asset-backed notes	218,183	228,540	226,417	253,079
RAYSI solar asset-backed notes	119,073	118,309	120,365	129,575
HELIII solar loan-backed notes	112,963	109,300	116,247	120,465
TEPH revolving credit facility	218,950	218,950	118,950	118,950
SOLI solar asset-backed notes	377,605	351,646	381,867	382,511
HELIV solar loan-backed notes	125,250	113,616	128,516	123,189
SOLII solar asset-backed notes	245,648	212,854	247,469	231,894
HELV solar loan-backed notes	167,847	152,634	172,097	165,848
SOLIII solar asset-backed notes	305,882	273,756	310,659	302,994
HELVI solar loan-backed notes	198,998	180,887	202,777	199,159
HELVII solar loan-backed notes	151,477	141,436	153,987	153,518
HELVIII solar loan-backed notes	295,737	286,555	—	—
Total (1)	$3,702,613	$3,490,138	$3,344,351	$3,331,831

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $85.9 million and $78.9 million as of March 31, 2022 and December 31, 2021, respectively.

For the EZOP, TEPH and AP8 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII and HELVIII debt, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the three months ended March 31, 2022 and 2021, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $0 and $180.2 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In April 2021, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the three months ended March 31, 2022 and 2021, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $0 and $131.7 million, respectively, and recorded a realized loss of $0 and $68,000, respectively.

Interest Rate Swaps on TEPH Debt.    During the three months ended March 31, 2022 and 2021, TEPH entered into interest rate swaps for an aggregate notional amount of $0 and $80.1 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
they are secured under the TEPH revolving credit facility. During the three months ended March 31, 2022 and 2021, TEPH unwound interest rate swaps with an aggregate notional amount of $0 and recorded a realized loss of $591,000 and $523,000, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of March 31, 2022				As of December 31, 2021
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	March 2021 - March 2022	July 2033 - July 2034	1.000%	$346,880	March 2021 - March 2022	July 2033 - July 2034	1.000%	$261,836
TEPH	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	299,857	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170
Total				$646,737				$532,006

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Other assets	$44,370	$14,351
Other long-term liabilities	—	(5,330)
Total, net	$44,370	$9,021

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Realized loss	$591	$591
Unrealized gain	(35,349)	(18,705)
Total	$(34,758)	$(18,114)

(9) Income Taxes

Our effective income tax rate is 0% for the three months ended March 31, 2022 and 2021. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of March 31, 2022 and December 31, 2021 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of March 31, 2022 and December 31, 2021.

Noncontrolling Interests

In February 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-B, LLC ("TEP6B"), a subsidiary of Sunnova TEP 6-B Manager, LLC, which is the Class B member of TEP6B. The Class A member of TEP6B made a total capital commitment of approximately $150.0 million.

(11) Equity-Based Compensation

In February 2022, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 1,265,071, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,667,761, or 5% of the number of shares of common stock outstanding as of December 31, 2021.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Granted	538,758	$27.62	9.98	$14.37
Exercised	(200)	$1.85			$4
Forfeited	(1,941)	$40.50		$18.35
Outstanding, March 31, 2022	3,302,432	$18.48	5.52		$20,317
Exercisable, March 31, 2022	2,713,224	$16.25	4.58		$20,317
Vested and expected to vest, March 31, 2022	3,302,432	$18.48	5.52		$20,317
Non-vested, March 31, 2022	589,208			$14.71

The number of stock options that vested during the three months ended March 31, 2022 and 2021 was 16,816 and 0, respectively. The grant date fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $309,000 and $0, respectively. As of March 31, 2022, there was $8.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.63 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,649,789	$18.48
Granted	890,677	$24.55
Vested	(644,466)	$20.46
Forfeited	(2,013)	$32.73
Outstanding, March 31, 2022	1,893,987	$20.65

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The number of restricted stock units that vested during the three months ended March 31, 2022 and 2021 was 644,466 and 657,484, respectively. The grant date fair value of restricted stock units that vested during the three months ended March 31, 2022 and 2021 was $13.2 million and $12.2 million, respectively. As of March 31, 2022, there was $34.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.78 years.

(12) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(33,583)	$(32,983)

Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(0.31)
Weighted average common shares outstanding—basic and diluted	113,499,426	106,359,220

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Equity-based compensation awards	4,486,559	4,902,790
Convertible senior notes	16,628,073	1,682,132

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

Performance Guarantee Obligations.    As of March 31, 2022, we recorded $2.5 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.0 million is recorded in other current liabilities and $481,000 is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2021, we recorded $5.3 million relating to these guarantees, of which $3.2 million is recorded in other current liabilities and $2.1 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of March 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$5,293	$5,718
Accruals	329	433
Settlements	(3,148)	(3,246)
Balance at end of period	$2,474	$2,905

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease expense	$692	$336
Finance lease expense:
Amortization expense	175	25
Interest on lease liabilities	14	3
Short-term lease expense	27	10
Variable lease expense	255	261
Total	$1,163	$635

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Right-of-use assets:
Operating leases	$15,979	$16,483
Finance leases	2,299	2,187
Total right-of-use assets	$18,278	$18,670

Current lease liabilities:
Operating leases	$1,525	$1,190
Finance leases	690	660
Long-term leases liabilities:
Operating leases	17,155	17,684
Finance leases	1,029	1,024
Total lease liabilities	$20,399	$20,558

Other information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$382	$(42)
Operating cash flows from finance leases	14	3
Financing cash flows from finance leases	199	28
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	287	—

(1)Includes reimbursements in 2022 and 2021 of approximately $45,000 and $423,000, respectively, for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term (years):
Operating leases	7.30	7.54
Finance leases	3.20	3.35
Weighted average discount rate:
Operating leases	3.92%	3.92%
Finance leases	3.17%	3.11%

Future minimum lease payments under our non-cancelable leases as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2022	$1,514	$570
2023	3,086	609
2024	3,065	439
2025	3,113	175
2026	3,180	5
2027 and thereafter	8,638	—
Total	22,596	1,798
Amount representing interest	(3,114)	(79)
Amount representing leasehold incentives	(802)	—
Present value of future payments	18,680	1,719
Current portion of lease liability	(1,525)	(690)
Long-term portion of lease liability	$17,155	$1,029

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

Dealer Commitments.    As of March 31, 2022 and December 31, 2021, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $92.9 million and $81.8 million, respectively. Under these agreements, we paid $13.2 million and $3.7 million during the three months ended March 31, 2022 and 2021, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2022	$40,156
2023	40,621
2024	33,303
2025	25,492
2026	6,904
2027 and thereafter	—
Total	$146,476

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, as of March 31, 2022, we estimate these remaining purchase commitments will range from $580.0 million to $640.0 million.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of March 31, 2022 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2022	$21,213
2023	18,264
2024	4,728
2025	17
2026	—
2027 and thereafter	—
Total	$44,222

(14) Subsequent Events

Common Stock.    In April 2022, we issued 694,446 shares of common stock to Lenx, LLC pursuant to the terms of the earnout agreement entered into in connection with the SunStreet acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential energy service provider, serving over 207,000 customers in more than 25 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated residential solar dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to our peers, furthering our competitive advantage.

We offer customers products to power their homes with affordable solar energy and related products and services. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and, in the case of the latter, are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, power purchase agreement ("PPA") or loan; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving home servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2022, we have raised more than $9.4 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. We also offer complimentary products to our agreements as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

In April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive residential solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our residential solar business, reduces customer acquisition costs, provides a multi-year supply of homesites through the development of new home solar communities and allows us to pursue the development of clean and resilient residential microgrids across the U.S.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,238 megawatts of generation capacity and serving over 207,000 customers.

Recent Developments

COVID-19 Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations as the COVID-19 virus has continued to circulate through the states and U.S. territories in which we operate.

Social distancing guidelines, stay-at-home orders and similar measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. To adjust to these government measures, our dealers expanded the use of digital tools and origination channels and created new methods that offset restrictions on their ability to meet with potential new customers in person. Such efforts drove an increase in new contract origination. We have seen the use of websites, video conferencing and other virtual tools as part of our origination process expand widely and contribute to our growth.

Throughout the COVID-19 pandemic, we have continued to service and install solar energy systems and energy storage systems. The industry is currently facing shortages and shipping delays affecting the supply of energy storage systems, modules and component parts for inverters and racking used in solar energy systems. These shortages and delays can be attributed in part to the COVID-19 pandemic and to government action in response to the pandemic, as well as to allegations regarding the use of forced labor in the Chinese polysilicon supply chain. While a majority of our dealers have secured sufficient quantities to permit them to continue installing and conducting repairs through much of 2022, if these shortages and delays persist, they could impact the timing of when solar energy systems and energy storage systems can be installed and repaired and when we can acquire and begin to generate revenue from those systems. In addition, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or otherwise, or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems and energy storage systems could become adversely impacted.

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

In February 2022, one of our subsidiaries issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and

$63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through March 31, 2022, we have issued $2.8 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through March 31, 2022, we have received commitments of approximately $1.4 billion through the use of tax equity funds, of which an aggregate of $1.0 billion has been funded and $199.4 million remains available for use.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique premises on which a Sunnova product is installed or on which Sunnova is obligated to perform services for a counterparty. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of March 31, 2022	As of December 31, 2021	Change
Number of customers	207,800	192,600	15,200

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

	Three Months Ended March 31,
	2022	2021
Weighted average number of systems (excluding loan agreements and cash sales)	155,800	89,800
Weighted average number of systems with loan agreements	41,700	20,600
Weighted average number of systems with cash sales	2,400	—
Weighted average number of systems	199,900	110,400

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses, non-cash inventory impairments and other (income) expense from solar receivables.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(20,629)	$(24,064)
Interest expense, net	(2,490)	8,051
Interest income	(10,932)	(7,180)
Depreciation expense	24,740	19,543
Amortization expense	7,288	32
EBITDA	(2,023)	(3,618)
Non-cash compensation expense	10,864	7,924
ARO accretion expense	840	652
Financing deal costs	384	1
Acquisition costs	1,259	4,010
Unrealized gain on fair value instruments	(10,122)	(113)
Amortization of payments to dealers for exclusivity and other bonus arrangements	928	614
Provision for current expected credit losses	6,657	3,313
Other expense from solar receivables	3,760	—
Adjusted EBITDA	$12,547	$12,783

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest income from customer notes receivable	$10,832	$7,097
Principal proceeds from customer notes receivable, net of related revenue	$20,413	$12,302

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, unrealized gains and losses on fair value instruments and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses, non-cash inventory impairments and other income (expense) from solar receivables. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$99,928	$64,582
Depreciation expense	(24,740)	(19,543)
Amortization expense	(7,288)	(32)
Non-cash compensation expense	(10,864)	(7,924)
ARO accretion expense	(840)	(652)
Financing deal costs	(384)	(1)
Acquisition costs	(1,259)	(4,010)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(928)	(614)
Provision for current expected credit losses	(6,657)	(3,313)
Direct sales costs	(380)	—
Cost of revenue related to cash sales	(5,815)	—
Unrealized gain on fair value instruments	9,967	—
Other expense from solar receivables	(3,760)	—
Adjusted Operating Expense	$46,980	$28,493
Adjusted Operating Expense per weighted average system	$235	$258

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of March 31, 2022 and December 31, 2021, calculated using a 4% discount rate.

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Estimated gross contracted customer value	$4,735	$4,337

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

Estimated Gross Contracted Customer Value
	As of March 31, 2022
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$5,079	$4,499	$4,059
0%	$5,397	$4,735	$4,236

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through March 31, 2022, we have raised more than $9.4 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 or begins construction in 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. We expect substantially all the solar energy systems installed in 2022 to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in 2022 and future periods to extend the availability of each period's applicable Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

Cost of Solar Energy Systems and Energy Storage Systems. Upward pressure on prices of solar energy systems and energy storage systems may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on solar modules, which may make it less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has remained steady and increased slightly for some suppliers due to several market variables, including COVID-19, raw material shortages and freight prices, but this still remains a potential area of growth for us.

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

Climate Change Action. As a result of increasing global awareness of and aversion to climate change impacts, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. This trend, along with increasing commitments to reduce carbon emissions, is expected to result in increased demand for our products and services. Under the current presidential administration, the focus on cleaner energy sources and technology to decarbonize the U.S. economy continues to accelerate. The federal government's administration under President Joe Biden ("Biden administration") has taken immediate steps that we believe signify support for cleaner energy sources, including, but not limited to, rejoining the Paris Climate Accord, re-establishing a social price on carbon used in cost/benefit analysis for policy making and announcing a commitment to transition the U.S. economy to a net-zero carbon economy by 2050. We expect the Biden administration, combined with a closely divided Congress, to continue to take actions that are supportive of the renewable energy industry, such as incentivizing clean energy sources and supporting new investment in areas like renewables.

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. Policies requiring solar on new homes or new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us, sales of service plans and revenue from our investments in solar receivables. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts over the life of the contract, which is typically 10 years.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the three months ended March 31, 2022 and 2021, we incurred $3.8 million and $3.3 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Income. Other income primarily represents changes in the fair value of certain financial instruments related to non-operating assets.

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

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue	$65,722	$41,276	$24,446

Operating expense:
Cost of revenue—depreciation	21,958	17,408	4,550
Cost of revenue—other	7,569	1,234	6,335
Operations and maintenance	6,761	3,620	3,141
General and administrative	70,223	42,320	27,903
Other operating income	(6,583)	—	(6,583)
Total operating expense, net	99,928	64,582	35,346

Operating loss	(34,206)	(23,306)	(10,900)

Interest expense, net	(2,490)	8,051	(10,541)
Interest income	(10,932)	(7,180)	(3,752)
Other income	(155)	(113)	(42)
Loss before income tax	(20,629)	(24,064)	3,435

Income tax	—	—	—
Net loss	(20,629)	(24,064)	3,435
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	12,954	8,919	4,035
Net loss attributable to stockholders	$(33,583)	$(32,983)	$(600)

Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
PPA revenue	$21,185	$16,834	$4,351
Lease revenue	21,780	16,397	5,383
SREC revenue	6,244	5,957	287
Cash sales revenue	11,348	—	11,348
Loan revenue	3,376	1,195	2,181
Other revenue	1,789	893	896
Total	$65,722	$41,276	$24,446

Revenue increased by $24.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements and cash sales) increased from approximately 89,800 for the three months ended March 31, 2021 to approximately 155,800 for the three months ended March 31, 2022. Excluding SREC revenue, revenue under our loan agreements and cash sales revenue, on a weighted average number of systems basis, revenue decreased from $380 per system for the three months ended March 31, 2021 to $287 per system for the same period in 2022 (24% decrease) primarily due to an increase in the number of service-only customers acquired from SunStreet, which generate significantly less revenue per customer. SREC revenue increased by $0.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of an increase in SREC prices and volumes in New Jersey, offset by decrease due to a forward sale that occurred in the fourth quarter of 2021. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $58 per system for the three months ended March 31, 2021 to $81 per system for the same period in 2022 (40% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs which are included in the loan resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$21,958	$17,408	$4,550

Cost of revenue—depreciation increased by $4.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 89,400 for the three months ended March 31, 2021 to approximately 116,400 for the three months ended March 31, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $195 per system for the three months ended March 31, 2021 compared to $189 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Other

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$7,569	$1,234	$6,335

Cost of revenue—other increased by $6.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to costs of $5.8 million related to cash sales revenue, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$6,761	$3,620	$3,141

Operations and maintenance expense increased by $3.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to higher truck roll and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, increased from $40 per system for the three months ended March 31, 2021 to $43 per system for the three months ended March 31, 2022.

General and Administrative Expense

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
General and administrative	$70,223	$42,320	$27,903

General and administrative expense increased by $27.9 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases of (a) $10.4 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the additional personnel from SunStreet, (b) $7.3 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (c) $3.3 million of provision for current expected credit losses primarily due to the growth in loan customers, (d) $2.6 million in consultants, contractors, and professional fees and (e) $1.7 million in marketing and communications expenses.

Other Operating Income

Other operating income increased by $6.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the change in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest expense, net	$(2,490)	$8,051	$(10,541)

Interest expense, net decreased by $10.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to an increase in unrealized gains on derivatives of $16.6 million. This was partially offset by an increase in interest expense of $5.0 million primarily due to the issuance of additional debt in 2021 and 2022.

Interest Income

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest income	$10,932	$7,180	$3,752

Interest income increased by $3.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 20,600 for the three months ended March 31, 2021 to approximately 41,700 for the three months ended March 31, 2022. On a weighted average number of systems basis, loan interest income decreased from $345 per system for the three months ended March 31, 2021 to $260 per system for the three months ended March 31, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended March 31, 2022 and 2021. See "—Components of Results of Operations—Income Tax".

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests and noncontrolling interests increased by $4.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total cash of $324.9 million, of which $208.5 million was unrestricted, and $311.8 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 13, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2022, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of March 31, 2022, we had undrawn committed capital of approximately $199.4 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2022, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million.

Securitizations

In February 2022, one of our subsidiaries issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes with a maturity date of February 2049. The HELVIII Notes bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively.

Historical Cash Flows—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(92,129)	$(49,908)	$(42,221)
Net cash used in investing activities	(357,650)	(226,213)	(131,437)
Net cash provided by financing activities	382,813	161,691	221,122
Net decrease in cash and restricted cash	$(66,966)	$(114,430)	$47,464

Operating Activities

Net cash used in operating activities increased by $42.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $16.0 million and payments to dealers for exclusivity and other bonus arrangements of $9.6 million. This increase is offset by a decrease in net outflows of $5.3 million in 2022 compared to net outflows of $14.8 million in 2021 based on: (a) our net loss of $20.6 million in 2022 excluding non-cash operating items of $15.3 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net outflows of $5.3 million and (b) our net loss of $24.1 million in 2021 excluding non-cash operating items of $9.2 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net outflows of $14.8 million. These net differences between the two periods resulted in a net change in operating cash flows of $9.5 million in 2022 compared to 2021.

Investing Activities

Net cash used in investing activities increased by $131.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily a result of increases in payments for investments and customer notes receivable of $123.7 million and purchases of property and equipment, primarily solar energy systems, of $20.7 million. This increase is partially offset by increases in proceeds from customer notes receivable of $10.3 million and proceeds from investments in solar receivables of $1.8 million.

Financing Activities

Net cash provided by financing activities increased by $221.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily a result of increases in net borrowings under our debt facilities of $218.0 million and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $8.1 million. This increase is partially offset by an increase in payments of costs related to redeemable noncontrolling interests and noncontrolling interests of $4.2 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our interim financial statements, which have been prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results may differ from these estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We identify our most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with our principles of consolidation, the valuation of assets acquired and liabilities assumed in acquisitions, the estimated useful life of our solar energy systems, the valuation of the removal assumptions, including costs, associated with AROs, the valuation of redeemable noncontrolling interests and noncontrolling interests and our allowance for current expected credit losses have the greatest subjectivity and impact on our interim financial statements. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $0.4 million for the three months ended March 31, 2022.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2022, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In connection with the acquisition of SunStreet, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
4.1∞	Indenture, dated February 24, 2022, among Sunnova Helios VIII Issuer, LLC and Wilmington Trust, National Association.
4.2∞	Form of 2.79% Solar Loan Backed Notes, Series 2022-A Class A Notes due 2049 (included in Exhibit 4.1).
4.3∞	Form of 3.13% Solar Loan Backed Notes, Series 2022-A Class B Notes due 2049 (included in Exhibit 4.1).
4.4∞	Form of 3.53% Solar Loan Backed Notes, Series 2022-A Class C Notes due 2049 (included in Exhibit 4.1).
10.1∞
Note Purchase Agreement, dated February 16, 2022, among Sunnova Helios VIII Issuer, LLC, Sunnova ABS Holdings VIII, LLC, Sunnova Intermediate Holdings, LLC, Sunnova Helios VIII Depositor, LLC, Sunnova Energy Corporation, Credit Suisse Securities (USA) LLC and Popular Securities LLC.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: April 28, 2022	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)