Form 10-Q
period 2022-06-30
Sunnova Energy International Inc.
filed 2022-07-28
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had 114,658,181 shares of common stock outstanding as of July 25, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash	$208,114	$243,101
Accounts receivable—trade, net	28,017	18,584
Accounts receivable—other	111,431	57,736
Other current assets, net of allowance of $2,282 and $1,646 as of June 30, 2022 and December 31, 2021, respectively	323,152	296,321
Total current assets	670,714	615,742

Property and equipment, net	3,288,232	2,909,613
Customer notes receivable, net of allowance of $54,761 and $39,492 as of June 30, 2022 and December 31, 2021, respectively	1,736,558	1,204,073
Intangible assets, net	176,296	190,520
Goodwill	13,150	13,150
Other assets	802,862	571,136
Total assets (1)	$6,687,812	$5,504,234

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$82,476	$55,033
Accrued expenses	90,918	81,721
Current portion of long-term debt	165,889	129,793
Other current liabilities	48,459	44,350
Total current liabilities	387,742	310,897

Long-term debt, net	3,985,744	3,135,681
Other long-term liabilities	536,626	436,043
Total liabilities (1)	4,910,112	3,882,621

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	151,507	145,336

Stockholders' equity:
Common stock, 114,657,217 and 113,386,600 shares issued as of June 30, 2022 and December 31, 2021, respectively, at $0.0001 par value	11	11
Additional paid-in capital—common stock	1,677,647	1,649,199
Accumulated deficit	(377,217)	(459,715)
Total stockholders' equity	1,300,441	1,189,495
Noncontrolling interests	325,752	286,782
Total equity	1,626,193	1,476,277
Total liabilities, redeemable noncontrolling interests and equity	$6,687,812	$5,504,234

(1) The consolidated assets as of June 30, 2022 and December 31, 2021 include $2,617,059 and $2,148,398, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $32,179 and $23,538 as of June 30, 2022 and December 31, 2021, respectively; accounts receivable—trade, net of $8,888 and $6,167 as of June 30, 2022 and December 31, 2021, respectively; accounts receivable—other of $871 and $410 as of June 30, 2022 and December 31, 2021, respectively; other current assets of $329,215 and $272,421 as of June 30, 2022 and December 31, 2021, respectively; property and equipment, net of $2,208,663 and $1,817,471 as of June 30, 2022 and December 31, 2021, respectively; and other assets of $37,243 and $28,391 as of June 30, 2022 and December 31, 2021, respectively. The consolidated liabilities as of June 30, 2022 and December 31, 2021 include $55,915 and $47,225, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $8,028 and $6,014 as of June 30, 2022 and December 31, 2021, respectively; accrued expenses of $177 and $88 as of June 30, 2022 and December 31, 2021, respectively; other current liabilities of $3,342 and $3,845 as of June 30, 2022 and December 31, 2021, respectively; and other long-term liabilities of $44,368 and $37,278 as of June 30, 2022 and December 31, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$147,012	$66,556	$212,734	$107,832

Operating expense:
Cost of revenue—depreciation	23,314	18,548	45,272	35,956
Cost of revenue—inventory sales	48,967	—	48,967	—
Cost of revenue—other	9,838	4,996	17,407	6,230
Operations and maintenance	7,252	4,985	14,013	8,605
General and administrative	68,242	48,336	138,465	90,656
Other operating expense (income)	(7,870)	4,034	(14,453)	4,034
Total operating expense, net	149,743	80,899	249,671	145,481

Operating loss	(2,731)	(14,343)	(36,937)	(37,649)

Interest expense, net	20,437	50,109	17,947	58,160
Interest income	(13,311)	(7,988)	(24,243)	(15,168)
Loss on extinguishment of long-term debt, net	—	9,824	—	9,824
Other income	(160)	(16)	(315)	(129)
Loss before income tax	(9,697)	(66,272)	(30,326)	(90,336)

Income tax	—	—	—	—
Net loss	(9,697)	(66,272)	(30,326)	(90,336)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	27,306	(2,876)	40,260	6,043
Net loss attributable to stockholders	$(37,003)	$(63,396)	$(70,586)	$(96,379)

Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(0.57)	$(0.62)	$(0.88)
Weighted average common shares outstanding—basic and diluted	114,548,970	111,973,338	114,027,097	109,181,788

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,326)	$(90,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,807	40,325
Impairment and loss on disposals, net	789	1,612
Amortization of intangible assets	14,224	7,065
Amortization of deferred financing costs	5,919	8,833
Amortization of debt discount	3,705	6,047
Non-cash effect of equity-based compensation plans	15,596	10,844
Unrealized gain on derivatives	(6,626)	(2,932)
Unrealized (gain) loss on fair value instruments	(14,761)	4,169
Loss on extinguishment of long-term debt, net	—	9,824
Other non-cash items	(25,381)	3,742
Changes in components of operating assets and liabilities:
Accounts receivable	(61,246)	(9,301)
Other current assets	(71,994)	(67,854)
Other assets	(59,273)	(29,066)
Accounts payable	7,343	(2,274)
Accrued expenses	15,500	5,544
Other current liabilities	(2,931)	(4,328)
Other long-term liabilities	(3,688)	(2,598)
Net cash used in operating activities	(162,343)	(110,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(380,435)	(236,347)
Payments for investments and customer notes receivable	(573,248)	(305,498)
Proceeds from customer notes receivable	52,653	30,881
Proceeds from investments in solar receivables	5,620	—
State utility rebates and tax credits	174	273
Other, net	1,244	1,502
Net cash used in investing activities	(893,992)	(509,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,239,903	1,282,796
Payments of long-term debt	(348,716)	(570,068)
Payments on notes payable	—	(8,022)
Payments of deferred financing costs	(16,052)	(12,939)
Payments of debt discounts	—	(2,324)
Purchase of capped call transactions	—	(91,655)
Proceeds from issuance of common stock, net	(3,178)	9,822
Contributions from redeemable noncontrolling interests and noncontrolling interests	177,279	116,610
Distributions to redeemable noncontrolling interests and noncontrolling interests	(12,330)	(6,261)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(8,172)	(6,778)
Other, net	(406)	(103)
Net cash provided by financing activities	1,028,328	711,078
Net increase (decrease) in cash and restricted cash	(28,007)	91,205
Cash and restricted cash at beginning of period	391,897	377,893
Cash and restricted cash at end of period	363,890	469,098
Restricted cash included in other current assets	(53,842)	(39,470)
Restricted cash included in other assets	(101,934)	(61,002)
Cash at end of period	$208,114	$368,626

	Six Months Ended June 30,
	2022	2021
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$11,246	$17,443
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$1,904	$(17,614)
Note payable for financing the purchase of inventory	$—	$28,994
Non-cash issuance of common stock relating to the settlement of contingent consideration	$16,014	$—
Non-cash conversion of convertible senior notes for common stock	$—	$95,648

Supplemental cash flow information:
Cash paid for interest	$61,148	$48,279
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	137,122	108,553,802	11	1,547,375	(524,511)	1,022,875	200,910	1,223,785
Net income (loss)	4,236	—	—	—	(63,396)	(63,396)	(7,112)	(70,508)
Issuance of common stock, net	—	3,431,715	—	138,020	—	138,020	—	138,020
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from noncontrolling interests	—	—	—	—	—	—	75,808	75,808
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,128)	—	—	—	—	—	(2,300)	(2,300)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,035)	(3,035)
Equity in subsidiaries attributable to parent	2	—	—	—	57,971	57,971	(57,973)	(2)
Equity-based compensation expense	—	—	—	2,920	—	2,920	—	2,920
Other, net	(47)	—	—	(1)	—	(1)	(654)	(655)
June 30, 2021	$140,185	111,985,517	$11	$1,596,659	$(529,936)	$1,066,734	$205,644	$1,272,378

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(33,583)	(33,583)	15,386	(18,197)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	145,186	113,911,388	11	1,657,087	(423,529)	1,233,569	273,854	1,507,423
Net income (loss)	4,563	—	—	—	(37,003)	(37,003)	22,743	(14,260)
Issuance of common stock, net	—	745,829	—	15,828	—	15,828	—	15,828
Contributions from redeemable noncontrolling interests and noncontrolling interests	13,423	—	—	—	—	—	111,967	111,967
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,239)	—	—	—	—	—	(5,237)	(5,237)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(193)	—	—	—	—	—	(2,417)	(2,417)
Equity in subsidiaries attributable to parent	(10,168)	—	—	—	83,316	83,316	(73,148)	10,168
Equity-based compensation expense	—	—	—	4,732	—	4,732	—	4,732
Other, net	(65)	—	—	—	(1)	(1)	(2,010)	(2,011)
June 30, 2022	$151,507	114,657,217	$11	$1,677,647	$(377,217)	$1,300,441	$325,752	$1,626,193

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential energy service provider, serving over 224,000 customers in more than 35 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system and/or energy storage system with financing provided by us (a "loan"); however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2022, we have raised more than $9.8 billion in total capital commitments from equity, debt and tax equity investors.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of June 30, 2022, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following table

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$1,065	$848	$1,044	$912
Provision for current expected credit losses	614	441	1,089	837
Write off of uncollectible accounts	(546)	(490)	(1,052)	(986)
Recoveries	65	58	117	94
Other, net	—	1	—	1
Balance at end of period	$1,198	$858	$1,198	$858

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue if sold directly to a dealer or other party, (d) capitalize to property and equipment when installed on an existing home or (e) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to market value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Modules and inverters	$40,990	$60,661
Energy storage systems and components	70,962	43,071
Homebuilder construction in progress	37,803	23,642
Meters and modems	480	581
Other	485	—
Total	$150,720	$127,955

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, accounts receivable, customer notes receivable, investments in solar receivables, accounts payable, accrued expenses, long-term debt, interest rate swaps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature and based on quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our investments in solar receivables based on a discounted cash flows model that utilizes market data related to solar irradiance, production factors by region and projected electric utility rates in order to build up revenue projections (Level 3). In addition, lease-related revenue and maintenance and service costs were supported through the use of available market studies and data. We estimate the fair value of our fixed-rate long-term debt based on interest rates currently offered for debt with similar maturities and terms (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model based on the forecasted placements for the installations and the microgrid earnout using a scenario-based methodology based on the probabilities of the microgrid earnout, both using Level 3 inputs. See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

The following table presents our financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$74,870	$—	$—	$74,870
Derivative assets	76,258	—	76,258	—
Total	$151,128	$—	$76,258	$74,870

Financial liabilities:
Contingent consideration	$34,060	$—	$—	$34,060
Total	$34,060	$—	$—	$34,060

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$82,658	$—	$—	$82,658
Derivative assets	14,351	—	14,351	—
Total	$97,009	$—	$14,351	$82,658

Financial liabilities:
Contingent consideration	$67,895	$—	$—	$67,895
Derivative liabilities	5,330	—	5,330	—
Total	$73,225	$—	$5,330	$67,895

Changes in fair value of our investments in solar receivables are included in other operating expense (income) in the consolidated statements of operations. The following table summarizes the change in fair value of our financial assets

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$82,658	$—
Settlements	(4,412)	—
Loss recognized in earnings	(3,376)	—
Balance at end of period	$74,870	$—

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

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$67,895	$—
Additions	—	81,842
Settlements	(16,014)	—
(Gain) loss recognized in earnings	(17,821)	4,299
Balance at end of period	$34,060	$86,141

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
PPA revenue	$31,159	$26,250	$52,344	$43,084
Lease revenue	24,025	17,523	45,805	33,920
Inventory sales revenue	54,245	—	54,245	—
Solar renewable energy certificate revenue	14,687	11,833	20,931	17,790
Cash sales revenue	15,414	6,938	26,762	6,938
Loan revenue	4,194	1,679	7,570	2,874
Other revenue	3,288	2,333	5,077	3,226
Total	$147,012	$66,556	$212,734	$107,832

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $2.6 billion as of June 30, 2022, of which we expect to recognize approximately 4% over the next 12 months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Inventory Sales.    Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment. Shipping and handling costs are included in cost of revenue—inventory sales in the consolidated statements of operations.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2022 and December 31, 2021. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 780 depending on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of June 30, 2022, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 6, Customer Notes Receivable.

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

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Loans	$411,024	$275,681
PPAs and leases	20,661	17,274
Solar receivables	4,734	4,864
Total (1)	$436,419	$297,819

(1) Of this amount, $21.3 million and $15.3 million is recorded in other current liabilities as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022 and 2021, we recognized revenue of $8.1 million and $4.7 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2022	As of December 31, 2021
	(in years)	(in thousands)
Solar energy systems	35	$3,273,315	$2,917,721
Construction in progress		252,770	188,518
Asset retirement obligations	30	50,611	45,264
Information technology systems	3	51,925	49,673
Computers and equipment	3-5	4,202	3,085
Leasehold improvements	3-6	3,606	3,160
Furniture and fixtures	7	1,132	1,132
Vehicles	4-5	1,638	1,638
Other	5-6	156	157
Property and equipment, gross		3,639,355	3,210,348
Less: accumulated depreciation		(351,123)	(300,735)
Property and equipment, net		$3,288,232	$2,909,613

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $309.4 million and $264.6 million as of June 30, 2022 and December 31, 2021, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Inventory	$150,720	$127,955
Restricted cash	53,842	80,213
Current portion of customer notes receivable	81,130	56,074
Other prepaid assets	22,409	14,920
Current portion of investments in solar receivables	7,250	6,787
Prepaid inventory	—	4,835
Deferred receivables	7,109	4,818
Other	692	719
Total	$323,152	$296,321

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Construction in progress - customer notes receivable	$339,457	$238,791
Exclusivity and other bonus arrangements with dealers, net	105,697	81,756
Investments in solar receivables	67,620	75,871
Restricted cash	101,934	68,583
Straight-line revenue adjustment, net	48,276	43,367
Other	139,878	62,768
Total	$802,862	$571,136

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Interest payable	$22,019	$22,740
Deferred revenue	21,272	15,273
Current portion of performance guarantee obligations	2,343	3,175
Current portion of operating and finance lease liability	2,592	1,850
Other	233	1,312
Total	$48,459	$44,350

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

	As of June 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$54,396	$41,788
Additional obligations incurred	5,390	4,759
Accretion expense	1,735	1,349
Other	(58)	(40)
Balance at end of period	$61,463	$47,856

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Customer notes receivable	$1,874,731	$1,301,285
Allowance for credit losses	(57,043)	(41,138)
Customer notes receivable, net (1)	$1,817,688	$1,260,147
Estimated fair value, net	$1,826,793	$1,274,099

(1)    Of this amount, $81.1 million and $56.1 million is recorded in other current assets as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$47,818	$20,919	$41,138	$17,668
Provision for current expected credit losses (1)	9,225	5,098	15,869	8,349
Recoveries	—	—	36	—
Other, net	—	1	—	1
Balance at end of period	$57,043	$26,018	$57,043	$26,018

(1)    In addition, we recognized $32,000 and $54,000 during the three months ended June 30, 2022 and 2021, respectively, and $45,000 and $116,000 during the six months ended June 30, 2022 and 2021, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of June 30, 2022 and December 31, 2021, we invested $339.5 million and $238.8 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended June 30, 2022 and 2021, interest income related to our customer notes receivable was $13.1 million and $7.9 million, respectively. For the six months ended June 30, 2022 and 2021, interest income related to our customer notes receivable was $23.9 million and $15.0 million, respectively. As of June 30, 2022 and December 31, 2021, accrued interest receivable related to our customer notes receivable was $4.0 million and $3.5 million, respectively. As of June 30, 2022 and December 31, 2021, there was $7.5 million and $0, respectively, of customer notes receivable not accruing interest and there was $164,000 and $0, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended June 30, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $4,000 and $0, respectively, was written off by reversing interest income. For the six months ended June 30, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $497,000 and $0, respectively, was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
1-90 days past due	$36,741	$23,118
91-180 days past due	7,739	5,068
Greater than 180 days past due	16,213	10,277
Total past due	60,693	38,463
Not past due	1,814,038	1,262,822
Total	$1,874,731	$1,301,285

As of June 30, 2022 and December 31, 2021, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $24.0 million and $15.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Payment performance:
Performing	$615,806	$761,356	$232,723	$118,382	$76,743	$53,508	$1,858,518
Nonperforming (1)	—	4,416	1,950	3,059	2,962	3,826	16,213
Total	$615,806	$765,772	$234,673	$121,441	$79,705	$57,334	$1,874,731

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII") and Sunnova Sol IV Issuer, LLC ("SOLIV"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30, 2022 Weighted Average Effective Interest Rates	As of June 30, 2022		Year Ended December 31, 2021 Weighted Average Effective Interest Rates	As of December 31, 2021
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.70%	$575,000	$—
Debt discount, net		(11,530)	—		(12,810)	—
Deferred financing costs, net		(491)	—		(547)	—
Sunnova Energy Corporation
5.875% senior notes	6.57%	400,000	—	6.42%	400,000	—
Debt discount, net		(4,133)	—		(4,629)	—
Deferred financing costs, net		(8,337)	—		(9,341)	—
EZOP
Revolving credit facility	3.84%	370,000	—	4.12%	190,000	—
Debt discount, net		(671)	—		(898)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HELII
Solar asset-backed notes	5.76%	209,913	8,270	5.71%	217,465	8,952
Debt discount, net		(33)	—		(36)	—
Deferred financing costs, net		(3,957)	—		(4,346)	—
RAYSI
Solar asset-backed notes	5.61%	114,050	3,757	5.55%	115,792	4,573
Debt discount, net		(1,053)	—		(1,166)	—
Deferred financing costs, net		(3,668)	—		(3,893)	—
HELIII
Solar loan-backed notes	4.45%	99,286	10,674	4.79%	105,331	10,916
Debt discount, net		(1,685)	—		(1,838)	—
Deferred financing costs, net		(1,618)	—		(1,765)	—
TEPH
Revolving credit facility	6.74%	273,000	—	6.86%	118,950	—
Debt discount, net		(2,719)	—		(3,678)	—
SOLI
Solar asset-backed notes	3.95%	358,695	15,649	3.91%	366,304	15,563
Debt discount, net		(94)	—		(100)	—
Deferred financing costs, net		(7,361)	—		(7,881)	—
HELIV
Solar loan-backed notes	4.20%	110,120	11,827	4.16%	116,579	11,937
Debt discount, net		(642)	—		(724)	—
Deferred financing costs, net		(2,940)	—		(3,283)	—
AP8
Revolving credit facility	—%	—	—	7.17%	—	—
SOLII
Solar asset-backed notes	3.43%	237,557	6,290	3.42%	241,293	6,176
Debt discount, net		(68)	—		(72)	—
Deferred financing costs, net		(4,887)	—		(5,192)	—
HELV
Solar loan-backed notes	2.48%	146,953	17,252	2.44%	150,743	21,354
Debt discount, net		(766)	—		(840)	—
Deferred financing costs, net		(2,945)	—		(3,230)	—
SOLIII
Solar asset-backed notes	2.80%	285,180	16,598	2.73%	294,069	16,590
Debt discount, net		(125)	—		(132)	—
Deferred financing costs, net		(5,978)	—		(6,319)	—
HELVI
Solar loan-backed notes	2.09%	172,593	20,536	2.02%	181,625	21,152
Debt discount, net		(44)	—		(48)	—
Deferred financing costs, net		(3,196)	—		(3,477)	—
HELVII
Solar loan-backed notes	2.50%	132,467	15,407	2.44%	141,407	12,580
Debt discount, net		(42)	—		(45)	—
Deferred financing costs, net		(2,393)	—		(2,587)	—
HELVIII
Solar loan-backed notes	3.52%	257,693	29,819		—	—
Debt discount, net		(5,706)	—		—	—
Deferred financing costs, net		(4,422)	—		—	—
SOLIV
Solar asset-backed notes	3.82%	345,190	9,810		—	—
Debt discount, net		(12,049)	—		—	—
Deferred financing costs, net		(8,400)	—		—	—
Total		$3,985,744	$165,889		$3,135,681	$129,793

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Availability.    As of June 30, 2022, we had $277.7 million of available borrowing capacity under our various financing arrangements, consisting of $30.0 million under the EZOP revolving credit facility, $187.7 million under the TEPH revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of June 30, 2022, we were in compliance with all debt covenants under our financing arrangements.

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

HELVIII Debt.    In February 2022, we pooled and transferred eligible solar loans and the related receivables into HELVIII, a special purpose entity, that issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes were issued at a discount of 1.55% for Class A, 2.23% for Class B and 2.62% for Class C and bear interest at an annual rate of 2.79%, 3.13% and 3.53%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVIII Notes and satisfy HELVIII's expenses, and any remaining cash can be distributed to Sunnova Helios VIII Depositor, LLC, HELVIII's sole member. In connection with the HELVIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVIII pursuant to the related sale and contribution agreement. HELVIII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVIII Notes, each of which must be funded at all times to the levels specified in the HELVIII Notes. The holders of the HELVIII Notes have no recourse to our other assets except as expressly set forth in the HELVIII Notes.

EZOP Debt.    In June 2022, we amended the EZOP revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on the London Inter-Bank Offered Rate to accruing based on a forward-looking term rate based on the secured overnight financing rate ("Term SOFR"), plus a Term SOFR spread adjustment, (f) add an amortization event relating to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance.

SOLIV Debt.    In June 2022, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIV, a special purpose entity, that issued $317.0 million in aggregate principal amount of Series 2022-1 Class A solar asset-backed notes and $38.0 million in aggregate principal amount of Series 2022-1 Class B solar asset-backed notes (collectively, the "SOLIV Notes") with a maturity date of April 2057. The SOLIV Notes were issued at a discount of 3.55% and 2.10%, respectively, and bear interest at an annual rate equal to 4.95% and 6.35%, respectively. The cash flows generated by the solar energy systems of SOLIV's subsidiaries are used to service the quarterly principal and interest payments on the SOLIV Notes and satisfy SOLIV's expenses, and any remaining cash can be distributed to Sunnova Sol IV Depositor, LLC, SOLIV's sole member. In connection with the SOLIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLIV pursuant to the sale and contribution agreement. SOLIV is also required to maintain certain reserve accounts for the benefit of the holders of the SOLIV Notes, each of which must remain funded at all times to the levels specified in the SOLIV Notes. The indenture requires SOLIV to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLIV Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLIV Notes have no recourse to our other assets except as expressly set forth in the SOLIV Notes.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEPH Debt.    In June 2022, proceeds from the SOLIV Notes were used to repay $271.0 million in aggregate principal amount of outstanding TEPH debt.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$526,604	$575,000	$568,732
Sunnova Energy Corporation 5.875% senior notes	400,000	367,808	400,000	391,917
EZOP revolving credit facility	370,000	370,000	190,000	190,000
HELII solar asset-backed notes	218,183	220,775	226,417	253,079
RAYSI solar asset-backed notes	117,807	112,201	120,365	129,575
HELIII solar loan-backed notes	109,960	102,702	116,247	120,465
TEPH revolving credit facility	273,000	273,000	118,950	118,950
SOLI solar asset-backed notes	374,344	335,848	381,867	382,511
HELIV solar loan-backed notes	121,947	108,294	128,516	123,189
SOLII solar asset-backed notes	243,847	203,107	247,469	231,894
HELV solar loan-backed notes	164,205	145,209	172,097	165,848
SOLIII solar asset-backed notes	301,778	258,435	310,659	302,994
HELVI solar loan-backed notes	193,129	170,231	202,777	199,159
HELVII solar loan-backed notes	147,874	133,622	153,987	153,518
HELVIII solar loan-backed notes	287,512	268,944	—	—
SOLIV solar asset-backed notes	355,000	359,110	—	—
Total (1)	$4,253,586	$3,955,890	$3,344,351	$3,331,831

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $102.0 million and $78.9 million as of June 30, 2022 and December 31, 2021, respectively.

For the EZOP, TEPH and AP8 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII and SOLIV debt, we determined the estimated fair values based on a yield analysis of similar type debt.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the six months ended June 30, 2022 and 2021, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $340.6 million and $180.2 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2022, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the six months ended June 30, 2022 and 2021, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $360.2 million and $131.7 million, respectively, and recorded a realized gain of $15.7 million and a realized loss of $68,000, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the six months ended June 30, 2022 and 2021, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $421.1 million and $115.1 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the six months ended June 30, 2022 and 2021, TEPH unwound interest rate swaps and caps with an aggregate

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
notional amount of $515.4 million and $0, respectively, and recorded a realized gain of $29.8 million and a realized loss of $1.0 million, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2022				As of December 31, 2021
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2022	July 2034	0.890%	$340,571	March 2021 - March 2022	July 2033 - July 2034	1.000%	$261,836
TEPH	July 2022	January 2035 - October 2037	1.750% - 2.650%	—	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170
Total				$340,571				$532,006

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Other assets	$76,258	$14,351
Other long-term liabilities	—	(5,330)
Total, net	$76,258	$9,021

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Realized (gain) loss	$(46,097)	$516	$(45,506)	$1,107
Unrealized (gain) loss	28,723	15,773	(6,626)	(2,932)
Total	$(17,374)	$16,289	$(52,132)	$(1,825)

(9) Income Taxes

Our effective income tax rate is 0% for the three and six months ended June 30, 2022 and 2021. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30, 2022 and December 31, 2021 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In May 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-E, LLC ("TEP6E"), a subsidiary of Sunnova TEP 6-E Manager, LLC, which is the Class B member of TEP6E. The Class A member of TEP6E made a total capital commitment of approximately $17.5 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of June 30, 2022 and December 31, 2021.

Noncontrolling Interests

In February 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-B, LLC ("TEP6B"), a subsidiary of Sunnova TEP 6-B Manager, LLC, which is the Class B member of TEP6B. The Class A member of TEP6B made a total capital commitment of approximately $150.0 million.

(11) Stockholders' Equity

In April 2022, we issued 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement entered into in connection with the SunStreet acquisition.

(12) Equity-Based Compensation

In February 2022, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 1,265,071, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,667,761, or 5% of the number of shares of common stock outstanding as of December 31, 2021.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Granted	538,758	$27.62	9.73	$14.37
Exercised	(884)	$2.35			$17
Forfeited	(1,966)	$40.14		$18.15
Outstanding, June 30, 2022	3,301,723	$18.48	5.28		$11,294
Exercisable, June 30, 2022	2,712,515	$16.26	4.33		$11,294
Vested and expected to vest, June 30, 2022	3,301,723	$18.48	5.28		$11,294
Non-vested, June 30, 2022	589,208			$14.71

The number of stock options that vested during the three months ended June 30, 2022 and 2021 was 0. The number of stock options that vested during the six months ended June 30, 2022 and 2021 was 16,816 and 0, respectively. The grant date fair value of stock options that vested during the three months ended June 30, 2022 and 2021 was $0. The grant date fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $309,000 and $0, respectively. As of June 30, 2022, there was $7.7 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.38 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,649,789	$18.48
Granted	982,064	$23.86
Vested	(702,664)	$21.45
Forfeited	(29,202)	$25.34
Outstanding, June 30, 2022	1,899,987	$20.06

The number of restricted stock units that vested during the three months ended June 30, 2022 and 2021 was 58,198 and 15,940, respectively. The number of restricted stock units that vested during the six months ended June 30, 2022 and 2021 was 702,664 and 673,424, respectively. The grant date fair value of restricted stock units that vested during the three months ended June 30, 2022 and 2021 was $1.9 million and $210,000, respectively. The grant date fair value of restricted stock units that vested during the six months ended June 30, 2022 and 2021 was $15.1 million and $12.4 million, respectively. As of June 30, 2022, there was $30.9 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.57 years.

Employee Stock Purchase Plan

Effective May 2022, we established an Employee Stock Purchase Plan (the "ESPP"). We are authorized to issue up to an aggregate 750,000 shares of common stock under the ESPP. The ESPP allows eligible employees (as defined in the ESPP) to purchase shares of our common stock at a price per share equal to 95% of the lesser of the closing price of our common stock on the grant date or the purchase date. No shares of common stock were issued under the ESPP as of June 30, 2022.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(37,003)	$(63,396)	$(70,586)	$(96,379)

Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(0.57)	$(0.62)	$(0.88)
Weighted average common shares outstanding—basic and diluted	114,548,970	111,973,338	114,027,097	109,181,788

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-based compensation awards	5,192,317	4,707,697	4,841,388	4,804,704
Convertible senior notes	16,628,073	8,151,172	16,628,073	4,934,523

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Performance Guarantee Obligations.    As of June 30, 2022, we recorded $3.2 million relating to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.3 million is recorded in other current liabilities and $841,000 is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2021, we recorded $5.3 million relating to these guarantees, of which $3.2 million is recorded in other current liabilities and $2.1 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of June 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$5,293	$5,718
Accruals	1,052	873
Settlements	(3,161)	(3,256)
Balance at end of period	$3,184	$3,335

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$693	$427	$1,385	$763
Finance lease expense:
Amortization expense	186	69	361	94
Interest on lease liabilities	13	7	27	10
Short-term lease expense	33	12	60	22
Variable lease expense	267	296	522	557
Total	$1,192	$811	$2,355	$1,446

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Right-of-use assets:
Operating leases	$15,473	$16,483
Finance leases	2,396	2,187
Total right-of-use assets	$17,869	$18,670

Current lease liabilities:
Operating leases	$1,876	$1,190
Finance leases	716	660
Long-term leases liabilities:
Operating leases	16,564	17,684
Finance leases	1,025	1,024
Total lease liabilities	$20,181	$20,558

Other information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$809	$427
Operating cash flows from finance leases	$27	$10
Financing cash flows from finance leases	$406	$103
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$927
Finance leases	$570	$1,762

(1)Includes reimbursements in 2022 and 2021 of approximately $45,000 and $423,000, respectively, for leasehold improvements.

	As of June 30, 2022	As of December 31, 2021
Weighted average remaining lease term (years):
Operating leases	7.07	7.54
Finance leases	3.08	3.35
Weighted average discount rate:
Operating leases	3.92%	3.92%
Finance leases	3.49%	3.11%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under our non-cancelable leases as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2022	$1,086	$399
2023	3,086	689
2024	3,065	500
2025	3,113	217
2026	3,180	23
2027 and thereafter	8,638	—
Total	22,168	1,828
Amount representing interest	(2,926)	(87)
Amount representing leasehold incentives	(802)	—
Present value of future payments	18,440	1,741
Current portion of lease liability	(1,876)	(716)
Long-term portion of lease liability	$16,564	$1,025

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

Dealer Commitments.    As of June 30, 2022 and December 31, 2021, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $105.7 million and $81.8 million, respectively. Under these agreements, we paid $13.7 million and $16.2 million during the three months ended June 30, 2022 and 2021, respectively, and we paid $26.9 million and $19.9 million during the six months ended June 30, 2022 and 2021, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2022	$28,025
2023	41,255
2024	41,031
2025	27,844
2026	6,904
2027 and thereafter	—
Total	$145,059

Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, as of June 30, 2022, we estimate these remaining purchase commitments will range from $540.0 million to $590.0 million. During the three and six months ended June 30, 2022, we purchased $43.9 million and $85.7 million, respectively, under this agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of June 30, 2022 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2022	$14,845
2023	19,256
2024	5,431
2025	18
2026	—
2027 and thereafter	—
Total	$39,550

(15) Subsequent Events

EZOP Debt.    In July 2022, we amended the EZOP revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2022, our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential energy service provider, serving over 224,000 customers in more than 35 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2022, we have raised more than $9.8 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,351 megawatts of generation capacity and serving over 224,000 customers.

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

Financing Transactions

In May 2022, we admitted a tax equity investor with a total capital commitment of approximately $17.5 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In June 2022, we amended a revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024 and (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods. In July 2022, we further amended this revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In June 2022, one of our subsidiaries issued $317.0 million in aggregate principal amount of Series 2022-1 Class A solar asset-backed notes and $38.0 million in aggregate principal amount of Series 2022-1 Class B solar asset-backed notes (collectively, the "SOLIV Notes") with a maturity date of April 2057. The SOLIV Notes bear interest at an annual rate of 4.95% and 6.35% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. We do not securitize the Section 48(a) ITC incentives associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through June 30, 2022, we have issued $3.2 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through June 30, 2022, we have received commitments of approximately $1.4 billion through the use of tax equity funds, of which an aggregate of $1.2 billion has been funded and $92.6 million remains available for use.

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

	As of June 30, 2022	As of December 31, 2021	Change
Number of customers	225,000	192,600	32,400

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of systems (excluding loan agreements and cash sales)	163,700	124,900	159,800	107,400
Weighted average number of systems with loan agreements	50,300	24,300	46,000	22,400
Weighted average number of systems with cash sales	3,200	100	2,800	100
Weighted average number of systems	217,200	149,300	208,600	129,900

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(9,697)	$(66,272)	$(30,326)	$(90,336)
Interest expense, net	20,437	50,109	17,947	58,160
Interest income	(13,311)	(7,988)	(24,243)	(15,168)
Depreciation expense	26,067	20,782	50,807	40,325
Amortization expense	7,297	7,126	14,585	7,158
EBITDA	30,793	3,757	28,770	139
Non-cash compensation expense	4,732	2,920	15,596	10,844
ARO accretion expense	895	697	1,735	1,349
Financing deal costs	36	356	420	357
Acquisition costs	1,358	1,478	2,617	5,488
Loss on extinguishment of long-term debt, net	—	9,824	—	9,824
Unrealized (gain) loss on fair value instruments	(8,399)	4,282	(14,761)	4,169
Amortization of payments to dealers for exclusivity and other bonus arrangements	997	643	1,925	1,257
Provision for current expected credit losses	9,257	5,152	15,914	8,465
Non-cash inventory impairments	—	982	—	982
Adjusted EBITDA	$39,669	$30,091	$52,216	$42,874

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest income from customer notes receivable	$13,100	$7,862	$23,932	$14,959
Principal proceeds from customer notes receivable, net of related revenue	$24,781	$15,773	$45,194	$28,075

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, acquisition costs, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$149,743	$80,899	$249,671	$145,481
Depreciation expense	(26,067)	(20,782)	(50,807)	(40,325)
Amortization expense	(7,297)	(7,126)	(14,585)	(7,158)
Non-cash compensation expense	(4,732)	(2,920)	(15,596)	(10,844)
ARO accretion expense	(895)	(697)	(1,735)	(1,349)
Financing deal costs	(36)	(356)	(420)	(357)
Acquisition costs	(1,358)	(1,478)	(2,617)	(5,488)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(997)	(643)	(1,925)	(1,257)
Provision for current expected credit losses	(9,257)	(5,152)	(15,914)	(8,465)
Non-cash inventory impairments	—	(982)	—	(982)
Direct sales costs	(493)	(48)	(873)	(48)
Cost of revenue related to cash sales	(7,906)	(3,822)	(13,721)	(3,822)
Cost of revenue related to inventory sales	(48,967)	—	(48,967)	—
Unrealized gain (loss) on fair value instruments	8,239	(4,298)	14,446	(4,298)
Adjusted Operating Expense	$49,977	$32,595	$96,957	$61,088
Adjusted Operating Expense per weighted average system	$230	$218	$465	$470

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of June 30, 2022 and December 31, 2021, calculated using a 4% discount rate.

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Estimated gross contracted customer value	$5,215	$4,337

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

Estimated Gross Contracted Customer Value
	As of June 30, 2022
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$5,580	$4,976	$4,517
0%	$5,902	$5,215	$4,697

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through June 30, 2022, we have raised more than $9.8 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Starting January 1, 2020, the amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2026. By statute, the Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 or begins construction in 2022, 22% if construction begins in 2023 and 10% if construction begins after 2023 or if the property is placed into service after 2025. This reduction in the Section 48(a) ITC will likely reduce our use of tax equity financing in the future unless the Section 48(a) ITC is increased or replaced. IRS guidance includes a safe harbor that may apply when a taxpayer (or in certain cases, a contractor) pays or incurs 5% or more of the costs of a solar energy system before the end of the applicable year (the "5% ITC Safe Harbor"), even though the solar energy system is not placed in service until after the end of that year. We expect substantially all the solar energy systems installed in 2022 to qualify for the 26% Section 48(a) ITC. Additionally, we may make further inventory purchases in 2022 and future periods to extend the availability of each period's applicable Section 48(a) ITC by satisfying the 5% ITC Safe Harbor. Our ability to raise capital from third-party investors is affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or the tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

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

Inventory Sales. Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years.

Cost of Revenue—Depreciation. Cost of revenue—depreciation represents depreciation on solar energy systems under lease agreements and PPAs that have been placed in service.

Cost of Revenue—Inventory Sales. Cost of revenue—inventory sales represents costs related to the procurement and direct sale of inventory to our dealers or other parties, including shipping and handling costs.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the six months ended June 30, 2022 and 2021, we incurred $8.3 million and $6.3 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Operating Expense (Income). Other operating expense (income) primarily represents changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration.

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

Loss on Extinguishment of Long-Term Debt, Net. Loss on extinguishment of long-term debt, net resulted from a make-whole payment related to the early repayment of one of our solar asset-backed notes.

Other Income. Other income primarily represents changes in the fair value of certain financial instruments related to non-operating assets.

Income Tax. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax expense includes the effects of taxes paid in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements, as applicable.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$147,012	$66,556	$80,456

Operating expense:
Cost of revenue—depreciation	23,314	18,548	4,766
Cost of revenue—inventory sales	48,967	—	48,967
Cost of revenue—other	9,838	4,996	4,842
Operations and maintenance	7,252	4,985	2,267
General and administrative	68,242	48,336	19,906
Other operating expense (income)	(7,870)	4,034	(11,904)
Total operating expense, net	149,743	80,899	68,844

Operating loss	(2,731)	(14,343)	11,612

Interest expense, net	20,437	50,109	(29,672)
Interest income	(13,311)	(7,988)	(5,323)
Loss on extinguishment of long-term debt, net	—	9,824	(9,824)
Other income	(160)	(16)	(144)
Loss before income tax	(9,697)	(66,272)	56,575

Income tax	—	—	—
Net loss	(9,697)	(66,272)	56,575
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	27,306	(2,876)	30,182
Net loss attributable to stockholders	$(37,003)	$(63,396)	$26,393

Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
PPA revenue	$31,159	$26,250	$4,909
Lease revenue	24,025	17,523	6,502
Inventory sales revenue	54,245	—	54,245
SREC revenue	14,687	11,833	2,854
Cash sales revenue	15,414	6,938	8,476
Loan revenue	4,194	1,679	2,515
Other revenue	3,288	2,333	955
Total	$147,012	$66,556	$80,456

Revenue increased by $80.5 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of inventory sales and an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 95,600 for the three months ended June 30, 2021 to approximately 124,200 for the three months ended June 30, 2022. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $475 per system for the three months ended June 30, 2021 compared to $457 per system for the same period in 2022 (4% decrease). Inventory sales revenue increased by $54.2 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $2.9 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of an increase in SREC prices in New Jersey. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $69 per system for the three months ended June 30, 2021 to $83 per system for the same period in 2022 (21% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs, which are included in the loan, resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$23,314	$18,548	$4,766

Cost of revenue—depreciation increased by $4.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 95,600 for the three months ended June 30, 2021 to approximately 124,200 for the three months ended June 30, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $194 per system for the three months ended June 30, 2021 compared to $188 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Inventory Sales

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—inventory sales	$48,967	$—	$48,967

Cost of revenue—inventory sales increased by $49.0 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$9,838	$4,996	$4,842

Cost of revenue—other increased by $4.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to costs related to cash sales revenue of $4.1 million.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$7,252	$4,985	$2,267

Operations and maintenance expense increased by $2.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to higher truck roll and property tax costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, increased from $32 per system for the three months ended June 30, 2021 to $43 per system for the three months ended June 30, 2022 primarily due to higher property tax and truck roll costs.

General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
General and administrative	$68,242	$48,336	$19,906

General and administrative expense increased by $19.9 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increases of (a) $9.8 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth, (b) $4.1 million of provision for current expected credit losses due to the growth in loan customers and (c) $1.7 million of consultants, contractors, and professional fees.

Other Operating Expense (Income)

Other operating expense (income) changed by $11.9 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest expense, net	$20,437	$50,109	$(29,672)

Interest expense, net decreased by $29.7 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to an increase in realized gains on derivatives of $46.6 million. This was partially offset by increases in unrealized losses on derivatives of $13.0 million and interest expense of $9.9 million primarily due to the issuance of additional debt in 2021 and 2022.

Interest Income

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest income	$13,311	$7,988	$5,323

Interest income increased by $5.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 24,300 for the three months ended June 30, 2021 to approximately 50,300 for the three months ended June 30, 2022. On a weighted average number of systems basis, loan interest income decreased from $324 per system for the three months ended June 30, 2021 to $260 per system for the three months ended June 30, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $9.8 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a make-whole payment related to the early repayment of one of our solar asset-backed notes in June 2021.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the three months ended June 30, 2022 and 2021. See "—Components of Results of Operations—Income Tax".

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $30.2 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Results of Operations—Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$212,734	$107,832	$104,902

Operating expense:
Cost of revenue—depreciation	45,272	35,956	9,316
Cost of revenue—inventory sales	48,967	—	48,967
Cost of revenue—other	17,407	6,230	11,177
Operations and maintenance	14,013	8,605	5,408
General and administrative	138,465	90,656	47,809
Other operating expense (income)	(14,453)	4,034	(18,487)
Total operating expense, net	249,671	145,481	104,190

Operating loss	(36,937)	(37,649)	712

Interest expense, net	17,947	58,160	(40,213)
Interest income	(24,243)	(15,168)	(9,075)
Loss on extinguishment of long-term debt, net	—	9,824	(9,824)
Other income	(315)	(129)	(186)
Loss before income tax	(30,326)	(90,336)	60,010

Income tax	—	—	—
Net loss	(30,326)	(90,336)	60,010
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	40,260	6,043	34,217
Net loss attributable to stockholders	$(70,586)	$(96,379)	$25,793

Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
PPA revenue	$52,344	$43,084	$9,260
Lease revenue	45,805	33,920	11,885
Inventory sales revenue	54,245	—	54,245
SREC revenue	20,931	17,790	3,141
Cash sales revenue	26,762	6,938	19,824
Loan revenue	7,570	2,874	4,696
Other revenue	5,077	3,226	1,851
Total	$212,734	$107,832	$104,902

Revenue increased by $104.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of inventory sales, an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 92,500 for the six months ended June 30, 2021 to approximately 120,300 for the six months ended June 30, 2022. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $859 per system for the six months ended June 30, 2021 compared to $836 per system for the same period in 2022 (3% decrease). Inventory sales revenue increased by $54.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $3.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of an increase in SREC prices in New Jersey, offset by decrease due to a forward sale that occurred in the fourth quarter of 2021. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $128 per system for the six months ended June 30, 2021 to $165 per system for the same period in 2022 (28% increase) primarily due to (a) higher battery attachment rates and (b) increasing expected battery replacement costs, which are included in the loan, resulting in larger customer loan balances.

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$45,272	$35,956	$9,316

Cost of revenue—depreciation increased by $9.3 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 92,500 for the six months ended June 30, 2021 to approximately 120,300 for the six months ended June 30, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $389 per system for the six months ended June 30, 2021 compared to $376 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Inventory Sales

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—inventory sales	$48,967	$—	$48,967

Cost of revenue—inventory sales increased by $49.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$17,407	$6,230	$11,177

Cost of revenue—other increased by $11.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to costs related to cash sales revenue of $9.9 million, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$14,013	$8,605	$5,408

Operations and maintenance expense increased by $5.4 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher truck roll, property insurance and property tax costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, increased from $71 per system for the six months ended June 30, 2021 to $86 per system for the six months ended June 30, 2022 primarily due to higher truck roll and property tax costs, partially offset by gains on disposals.

General and Administrative Expense

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
General and administrative	$138,465	$90,656	$47,809

General and administrative expense increased by $47.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases of (a) $20.2 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the additional personnel from SunStreet, (b) $7.4 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet, (c) $7.4 million of provision for current expected credit losses primarily due to the growth in loan customers and (d) $4.3 million of consultants, contractors, and professional fees.

Other Operating Expense (Income)

Other operating expense (income) changed by $18.5 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest expense, net	$17,947	$58,160	$(40,213)

Interest expense, net decreased by $40.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to increases in realized gains on derivatives of $46.6 million and unrealized gains on derivatives of $3.7 million. This was partially offset by an increase in interest expense of $14.9 million primarily due to the issuance of additional debt in 2021 and 2022.

Interest Income

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Interest income	$24,243	$15,168	$9,075

Interest income increased by $9.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 22,400 for the six months ended June 30, 2021 to approximately 46,000 for the six months ended June 30, 2022. On a weighted average number of systems basis, loan interest income decreased from $668 per system for the six months ended June 30, 2021 to $520 per system for the six months ended June 30, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $9.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a make-whole payment related to the early repayment of one of our solar asset-backed notes in June 2021.

Income Tax

We do not have income tax expense or benefit due to pre-tax losses and a full valuation allowance recorded for the six months ended June 30, 2022 and 2021. See "—Components of Results of Operations—Income Tax".

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests and noncontrolling interests increased by $34.2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total cash of $363.9 million, of which $208.1 million was unrestricted, and $277.7 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 14, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2022, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of June 30, 2022, we had undrawn committed capital of approximately $92.6 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2022, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. In May 2022, we admitted a tax equity investor with a total capital commitment of approximately $17.5 million.

Warehouse and Other Debt Financings

In June 2022, we amended a revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on the London Inter-Bank Offered Rate ("LIBOR") to accruing based on a forward-looking term rate based on the secured overnight financing rate ("Term SOFR"), plus a Term SOFR spread adjustment, (f) add an amortization event relating to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we further amended this revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In June 2022, one of our subsidiaries used proceeds from the SOLIV Notes to repay $271.0 million in aggregate principal amount outstanding under their financing arrangement.

Securitizations

In February 2022, one of our subsidiaries issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. In June 2022, one of our subsidiaries issued $317.0 million in aggregate principal amount of Series 2022-1 Class A solar asset-backed notes and $38.0 million in aggregate principal amount of Series 2022-1 Class B solar asset-backed notes with a maturity date of April 2057. The SOLIV Notes bear interest at an annual rate of 4.95% and 6.35% for the Class A and Class B notes, respectively.

Historical Cash Flows—Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(162,343)	$(110,684)	$(51,659)
Net cash used in investing activities	(893,992)	(509,189)	(384,803)
Net cash provided by financing activities	1,028,328	711,078	317,250
Net increase (decrease) in cash and restricted cash	$(28,007)	$91,205	$(119,212)

Operating Activities

Net cash used in operating activities increased by $51.7 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $28.3 million and payments to dealers for exclusivity and other bonus arrangements of $7.0 million. This increase is offset by an increase in net inflows of $13.9 million in 2022 compared to net outflows of $0.8 million in 2021 based on: (a) our net loss of $30.3 million in 2022 excluding non-cash operating items of $44.3 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net inflows of $13.9 million and (b) our net loss of $90.3 million in 2021 excluding non-cash operating items of $89.5 million, primarily from depreciation, impairments and losses on disposals, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net losses on fair value instruments and equity-based compensation charges, which results in net outflows of $0.8 million. These net differences between the two periods resulted in a net change in operating cash flows of $14.7 million in 2022 compared to 2021.

Investing Activities

Net cash used in investing activities increased by $384.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is primarily a result of increases in payments for investments and customer notes receivable of $267.8 million and purchases of property and equipment, primarily solar energy systems, of $144.1 million. This increase is partially offset by increases in proceeds from customer notes receivable of $21.8 million and proceeds from investments in solar receivables of $5.6 million.

Financing Activities

Net cash provided by financing activities increased by $317.3 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is primarily a result of increases in net borrowings under our debt facilities of $186.5 million and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $54.6 million and the purchase of capped call transactions of $91.7 million in 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on LIBOR, SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $732,000 and $1.1 million for the three and six months ended June 30, 2022, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2022, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In connection with the acquisition of SunStreet, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2021, we entered into an Earnout Agreement (the "Earnout Agreement") in connection with the April 2021 SunStreet acquisition. Pursuant to the terms of the Earnout Agreement, we are required to issue a number of earnout shares to Lenx, LLC, a subsidiary of Lennar Corporation, ("Lenx") if we meet certain commercial milestones, including if (a) we place a certain number of solar systems into service and enter into qualifying customer agreements related to such solar system for annual periods over four years commencing on the closing date of the acquisition and (b) prior to the fifth anniversary of the closing date of the acquisition, certain legally binding agreements relating to the development of microgrid communities are entered into. In April 2022, we issued 694,446 shares of common stock (the "Earnout Shares") to Lenx pursuant to the terms of the Earnout Agreement. The issuance of the Earnout Shares did not involve a public offering and was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 22, 2022, a wholly-owned subsidiary (the "SLA Borrower") of Sunnova Energy International Inc. (the "Company") entered into that certain Amendment No. 9 to the Amended and Restated Credit Agreement (the "SLA Amendment"), which further amends that certain Amended and Restated Credit Agreement, dated as of March 27, 2019 (as previously amended, the "SLA Credit Agreement"), by and among the SLA Borrower, certain other subsidiaries of the Company, Credit Suisse AG, New York Branch, as agent, and the lenders and other financial institutions party thereto. The SLA Amendment amended the SLA Credit Agreement to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. The foregoing description of the SLA Amendment is qualified in its entirety by reference to the full text of the SLA Amendment, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
4.1∞	Indenture, dated June 27, 2022, between Sunnova Sol IV Issuer, LLC and Wilmington Trust, National Association.
4.2	Form of 4.95% Solar Asset-Backed Notes, Series 2022-1 Class A Notes due 2057 (included in Exhibit 4.1).
4.3	Form of 6.35% Solar Asset-Backed Notes, Series 2022-1 Class B Notes due 2057 (included in Exhibit 4.1).
10.1∞
Sixth Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated April 12, 2022.

10.2∞
Amendment No. 8 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of June 8, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2022.

10.3∞
Note Purchase and Placement Agency Agreement, by and among Sunnova Sol IV Issuer, LLC, Sunnova Sol IV Depositor, LLC, Sunnova Energy Corporation and Credit Suisse Securities (USA) LLC, dated June 17, 2022.

10.4
Amendment No. 9 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of July 22, 2022.

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
__________________
∞    Portions of this exhibit have been omitted in accordance with Items 601(a)(5) and 601(b)(10) of Regulation S-K. We agree to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: July 28, 2022	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)