Form 10-Q
period 2022-09-30
Sunnova Energy International Inc.
filed 2022-10-27
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________

FORM 10-Q
_______________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had 114,909,899 shares of common stock outstanding as of October 24, 2022.

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
•the impact of Hurricane Fiona and Hurricane Ian on our business and operations, results of operations and financial position;
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
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as hurricanes and the COVID-19 pandemic;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$412,581	$243,101
Accounts receivable—trade, net	35,743	18,584
Accounts receivable—other	152,942	57,736
Other current assets, net of allowance of $5,306 and $1,646 as of September 30, 2022 and December 31, 2021, respectively	336,047	296,321
Total current assets	937,313	615,742

Property and equipment, net	3,537,177	2,909,613
Customer notes receivable, net of allowance of $62,682 and $39,492 as of September 30, 2022 and December 31, 2021, respectively	2,072,264	1,204,073
Intangible assets, net	169,187	190,520
Goodwill	13,150	13,150
Other assets	920,634	571,136
Total assets (1)	$7,649,725	$5,504,234

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$94,647	$55,033
Accrued expenses	121,195	81,721
Current portion of long-term debt	191,131	129,793
Other current liabilities	51,093	44,350
Total current liabilities	458,066	310,897

Long-term debt, net	4,807,107	3,135,681
Other long-term liabilities	631,137	436,043
Total liabilities (1)	5,896,310	3,882,621

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	153,469	145,336

Stockholders' equity:
Common stock, 114,895,870 and 113,386,600 shares issued as of September 30, 2022 and December 31, 2021, respectively, at $0.0001 par value	11	11
Additional paid-in capital—common stock	1,633,507	1,649,199
Accumulated deficit	(387,073)	(459,715)
Total stockholders' equity	1,246,445	1,189,495
Noncontrolling interests	353,501	286,782
Total equity	1,599,946	1,476,277
Total liabilities, redeemable noncontrolling interests and equity	$7,649,725	$5,504,234

(1) The consolidated assets as of September 30, 2022 and December 31, 2021 include $2,721,620 and $2,148,398, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $33,695 and $23,538 as of September 30, 2022 and December 31, 2021, respectively; accounts receivable—trade, net of $9,834 and $6,167 as of September 30, 2022 and December 31, 2021, respectively; accounts receivable—other of $739 and $410 as of September 30, 2022 and December 31, 2021, respectively; other current assets of $273,175 and $272,421 as of September 30, 2022 and December 31, 2021, respectively; property and equipment, net of $2,362,041 and $1,817,471 as of September 30, 2022 and December 31, 2021, respectively; and other assets of $42,136 and $28,391 as of September 30, 2022 and December 31, 2021, respectively. The consolidated liabilities as of September 30, 2022 and December 31, 2021 include $59,908 and $47,225, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $8,965 and $6,014 as of September 30, 2022 and December 31, 2021, respectively; accrued expenses of $178 and $88 as of September 30, 2022 and December 31, 2021, respectively; other current liabilities of $2,894 and $3,845 as of September 30, 2022 and December 31, 2021, respectively; and other long-term liabilities of $47,871 and $37,278 as of September 30, 2022 and December 31, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$149,364	$68,901	$362,098	$176,733

Operating expense:
Cost of revenue—depreciation	24,663	19,665	69,935	55,621
Cost of revenue—inventory sales	40,917	—	89,884	—
Cost of revenue—other	15,567	7,342	32,974	13,572
Operations and maintenance	9,774	6,035	23,787	14,640
General and administrative	75,897	53,372	214,362	144,028
Other operating expense (income)	10,267	(9,337)	(4,186)	(5,303)
Total operating expense, net	177,085	77,077	426,756	222,558

Operating loss	(27,721)	(8,176)	(64,658)	(45,825)

Interest expense, net	18,328	26,588	36,275	84,748
Interest income	(16,185)	(9,098)	(40,428)	(24,266)
Loss on extinguishment of long-term debt, net	—	—	—	9,824
Other (income) expense	(12)	189	(327)	60
Loss before income tax	(29,852)	(25,855)	(60,178)	(116,191)

Income tax expense	—	64	—	64
Net loss	(29,852)	(25,919)	(60,178)	(116,255)
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	32,195	1,622	72,455	7,665
Net loss attributable to stockholders	$(62,047)	$(27,541)	$(132,633)	$(123,920)

Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.25)	$(1.16)	$(1.12)
Weighted average common shares outstanding—basic and diluted	114,816,879	112,159,698	114,293,251	110,185,333

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,178)	$(116,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,401	62,286
Impairment and loss on disposals, net	2,971	3,522
Amortization of intangible assets	21,333	14,111
Amortization of deferred financing costs	9,690	11,556
Amortization of debt discount	6,273	8,231
Non-cash effect of equity-based compensation plans	20,059	13,937
Unrealized gain on derivatives	(35,685)	(5,574)
Unrealized gain on fair value instruments	(4,136)	(4,665)
Loss on extinguishment of long-term debt, net	—	9,824
Other non-cash items	(14,087)	12,622
Changes in components of operating assets and liabilities:
Accounts receivable	(100,537)	(27,194)
Other current assets	(139,946)	(99,731)
Other assets	(84,142)	(41,404)
Accounts payable	1,403	(5,226)
Accrued expenses	41,571	19,923
Other current liabilities	(4,243)	(1,617)
Other long-term liabilities	(4,542)	(1,193)
Net cash used in operating activities	(265,795)	(146,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(637,556)	(344,044)
Payments for investments and customer notes receivable	(902,773)	(553,475)
Proceeds from customer notes receivable	79,870	47,300
Proceeds from investments in solar receivables	9,388	—
Other, net	(282)	3,038
Net cash used in investing activities	(1,451,353)	(847,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,308,033	1,890,185
Payments of long-term debt	(571,261)	(815,710)
Payments on notes payable	—	(34,555)
Payments of deferred financing costs	(24,748)	(27,031)
Payments of debt discounts	—	(2,324)
Purchase of capped call transactions	(48,420)	(91,655)
Proceeds from issuance of common stock, net	(3,345)	9,911
Contributions from redeemable noncontrolling interests and noncontrolling interests	236,661	226,432
Distributions to redeemable noncontrolling interests and noncontrolling interests	(20,847)	(10,407)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(10,380)	(8,159)
Other, net	(601)	(283)
Net cash provided by financing activities	1,865,092	1,136,404
Net increase in cash, cash equivalents and restricted cash	147,944	142,376
Cash, cash equivalents and restricted cash at beginning of period	391,897	377,893
Cash, cash equivalents and restricted cash at end of period	539,841	520,269
Restricted cash included in other current assets	(14,584)	(52,042)
Restricted cash included in other assets	(112,676)	(60,071)
Cash and cash equivalents at end of period	$412,581	$408,156

	Nine Months Ended September 30,
	2022	2021
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$14,019	$50,057
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$21,750	$(37,086)
Non-cash issuance of common stock related to the settlement of contingent consideration	$16,014	$—
Non-cash conversion of convertible senior notes for common stock	$—	$95,648

Supplemental cash flow information:
Cash paid for interest	$105,375	$70,415
Cash paid for income taxes	$—	$94

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	2,110	—	—	—	(32,983)	(32,983)	6,809	(26,174)
Issuance of common stock, net	—	8,141,766	1	65,541	—	65,542	—	65,542
Equity component of debt instrument	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Contributions from noncontrolling interests	—	—	—	—	—	—	40,802	40,802
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,090)	—	—	—	—	—	(1,743)	(1,743)
Costs related to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Equity in subsidiaries attributable to parent	40	—	—	—	37,213	37,213	(37,253)	(40)
Equity-based compensation expense	—	—	—	7,924	—	7,924	—	7,924
Other, net	(62)	—	—	1	—	1	(476)	(475)
March 31, 2021	137,122	108,553,802	11	1,547,375	(524,511)	1,022,875	200,910	1,223,785
Net income (loss)	4,236	—	—	—	(63,396)	(63,396)	(7,112)	(70,508)
Issuance of common stock, net	—	3,431,715	—	138,020	—	138,020	—	138,020
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from noncontrolling interests	—	—	—	—	—	—	75,808	75,808
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,128)	—	—	—	—	—	(2,300)	(2,300)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,035)	(3,035)
Equity in subsidiaries attributable to parent	2	—	—	—	57,971	57,971	(57,973)	(2)
Equity-based compensation expense	—	—	—	2,920	—	2,920	—	2,920
Other, net	(47)	—	—	(1)	—	(1)	(654)	(655)
June 30, 2021	140,185	111,985,517	11	1,596,659	(529,936)	1,066,734	205,644	1,272,378
Net income (loss)	3,332	—	—	—	(27,541)	(27,541)	(1,710)	(29,251)
Issuance of common stock, net	—	279,137	—	1,188	—	1,188	—	1,188
Contributions from noncontrolling interests	—	—	—	—	—	—	109,822	109,822
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,146)	—	—	—	—	—	(3,000)	(3,000)
Costs related to noncontrolling interests	—	—	—	—	—	—	(3,037)	(3,037)
Equity in subsidiaries attributable to parent	5	—	—	—	51,683	51,683	(51,688)	(5)
Equity-based compensation expense	—	—	—	3,093	—	3,093	—	3,093
Other, net	1	—	—	—	1	1	(1,392)	(1,391)
September 30, 2021	$142,377	112,264,654	$11	$1,600,940	$(505,793)	$1,095,158	$254,639	$1,349,797

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(33,583)	(33,583)	15,386	(18,197)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	145,186	113,911,388	11	1,657,087	(423,529)	1,233,569	273,854	1,507,423
Net income (loss)	4,563	—	—	—	(37,003)	(37,003)	22,743	(14,260)
Issuance of common stock, net	—	745,829	—	15,828	—	15,828	—	15,828
Contributions from redeemable noncontrolling interests and noncontrolling interests	13,423	—	—	—	—	—	111,967	111,967
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,239)	—	—	—	—	—	(5,237)	(5,237)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(193)	—	—	—	—	—	(2,417)	(2,417)
Equity in subsidiaries attributable to parent	(10,168)	—	—	—	83,316	83,316	(73,148)	10,168
Equity-based compensation expense	—	—	—	4,732	—	4,732	—	4,732
Other, net	(65)	—	—	—	(1)	(1)	(2,010)	(2,011)
June 30, 2022	151,507	114,657,217	11	1,677,647	(377,217)	1,300,441	325,752	1,626,193
Net income (loss)	(1,507)	—	—	—	(62,047)	(62,047)	33,702	(28,345)
Issuance of common stock, net	—	238,653	—	(183)	—	(183)	—	(183)
Capped call transactions	—	—	—	(48,420)	—	(48,420)	—	(48,420)
Contributions from redeemable noncontrolling interests and noncontrolling interests	5,990	—	—	—	—	—	53,392	53,392
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,203)	—	—	—	—	—	(7,314)	(7,314)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(8)	—	—	—	—	—	(226)	(226)
Equity in subsidiaries attributable to parent	(1,240)	—	—	—	52,191	52,191	(50,951)	1,240
Equity-based compensation expense	—	—	—	4,463	—	4,463	—	4,463
Other, net	(70)	—	—	—	—	—	(854)	(854)
September 30, 2022	$153,469	114,895,870	$11	$1,633,507	$(387,073)	$1,246,445	$353,501	$1,599,946

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading residential energy service provider, serving over 246,000 customers in more than 35 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system and/or energy storage system with financing provided by us (a "loan"); however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2022, we have raised more than $11.2 billion in total capital commitments from equity, debt and tax equity investors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Coronavirus ("COVID-19") Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations due to the COVID-19 virus and its impacts.

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

Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from residential customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. As of September 30, 2022, we have not experienced a significant increase in delinquent customer accounts and have not made any significant adjustments to our allowance for credit losses related to accounts receivable—trade as a result of the COVID-19 pandemic. The following

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$1,198	$858	$1,044	$912
Provision for current expected credit losses	802	485	1,891	1,322
Write off of uncollectible accounts	(717)	(424)	(1,769)	(1,410)
Recoveries	83	54	200	148
Other, net	—	—	—	1
Balance at end of period	$1,366	$973	$1,366	$973

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue—inventory sales if sold directly to a dealer or other party, (d) capitalize to property and equipment when installed on an existing home or (e) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Modules and inverters	$41,728	$60,661
Energy storage systems and components	98,944	43,071
Homebuilder construction in progress	45,055	23,642
Meters and modems	362	581
Other	483	—
Total	$186,572	$127,955

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

The following tables present our financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$71,656	$—	$—	$71,656
Derivative assets	117,544	—	117,544	—
Total	$189,200	$—	$117,544	$71,656

Financial liabilities:
Contingent consideration	$45,161	$—	$—	$45,161
Total	$45,161	$—	$—	$45,161

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$82,658	$—	$—	$82,658
Derivative assets	14,351	—	14,351	—
Total	$97,009	$—	$14,351	$82,658

Financial liabilities:
Contingent consideration	$67,895	$—	$—	$67,895
Derivative liabilities	5,330	—	5,330	—
Total	$73,225	$—	$5,330	$67,895

Changes in fair value of our investments in solar receivables are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial assets

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$82,658	$—
Settlements	(8,090)	—
Loss recognized in earnings	(2,912)	—
Balance at end of period	$71,656	$—

Changes in fair value of our contingent consideration are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$67,895	$—
Additions	—	90,400
Settlements	(16,014)	—
Gain recognized in earnings	(6,720)	(4,726)
Balance at end of period	$45,161	$85,674

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	15.80%
	Risk-free discount rate	4.24%
Contingent consideration - microgrid earnout	Probability of success	25.00%
	Risk-free discount rate	4.24%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
PPA revenue	$31,891	$25,359	$84,235	$68,443
Lease revenue	25,912	17,845	71,717	51,765
Inventory sales revenue	45,528	—	99,773	—
Solar renewable energy certificate revenue	16,241	12,858	37,172	30,648
Cash sales revenue	18,933	8,680	45,695	15,618
Loan revenue	5,012	2,126	12,582	5,000
Other revenue	5,847	2,033	10,924	5,259
Total	$149,364	$68,901	$362,098	$176,733

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $2.7 billion as of September 30, 2022, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

In most cases, we provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output. The specified minimum solar energy production output may not be achieved due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of the guaranteed output based on a number of different factors, including: (a) the specific site information related to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the system, and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2022 and December 31, 2021. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. As of September 30, 2022, we have not experienced a significant increase in delinquent customer notes receivable and have not made any significant adjustments to our allowance for credit losses related to loans as a result of the COVID-19 pandemic. See Note 7, Customer Notes Receivable.

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

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Loans	$490,510	$275,681
PPAs and leases	22,345	17,274
Solar receivables	4,668	4,864
Total (1)	$517,523	$297,819

(1) Of this amount, $24.5 million and $15.3 million is recorded in other current liabilities as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022 and 2021, we recognized revenue of $5.6 million and $6.6 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2022	As of December 31, 2021
	(in years)	(in thousands)
Solar energy systems	35	$3,442,340	$2,917,721
Construction in progress		356,213	188,518
Asset retirement obligations	30	53,168	45,264
Information technology systems	3	52,203	49,673
Computers and equipment	3-5	4,440	3,085
Leasehold improvements	3-6	4,437	3,160
Furniture and fixtures	7	1,132	1,132
Vehicles	4-5	1,638	1,638
Other	5-6	157	157
Property and equipment, gross		3,915,728	3,210,348
Less: accumulated depreciation		(378,551)	(300,735)
Property and equipment, net		$3,537,177	$2,909,613

Solar Energy Systems.    The amounts included in the above table for solar energy systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $333.9 million and $264.6 million as of September 30, 2022 and December 31, 2021, respectively.

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

Hurricane Fiona in Puerto Rico.    In September 2022, Hurricane Fiona made landfall in Puerto Rico causing significant wind and water damage to the island's infrastructure, residences and businesses. A majority of Puerto Rico was left without electrical power. In addition, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. We are currently in the process of assessing the full extent of the damages to our operations, but our preliminary estimates are that we have no material damages to our solar energy systems and energy storage systems.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Hurricane Ian in Florida.    In September 2022, Hurricane Ian made landfall in Florida causing catastrophic wind and water damage to the state's infrastructure, residences and businesses. We are currently in the process of assessing the full extent of the damages to our operations, but our preliminary estimates are that we have no material damages to our solar energy systems and energy storage systems.

During the nine months ended September 30, 2022, we incurred (a) $980,000 related to third-parties helping our customers, primarily restarting batteries and (b) $181,000 related to employees performing similar type work or other work related to the hurricanes. The following table presents the impact of the natural disaster losses as recorded in the unaudited condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operations and maintenance expense:
Other natural disaster-related charges	$980	$—
General and administrative expense:
Other natural disaster-related charges	181	—
Total	$1,161	$—

(5) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Inventory	$186,572	$127,955
Restricted cash	14,584	80,213
Current portion of customer notes receivable	94,061	56,074
Other prepaid assets	20,858	14,920
Current portion of investments in solar receivables	7,156	6,787
Prepaid inventory	1,065	4,835
Deferred receivables	11,070	4,818
Other	681	719
Total	$336,047	$296,321

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Construction in progress - customer notes receivable	$391,435	$238,791
Exclusivity and other bonus arrangements with dealers, net	106,089	81,756
Investments in solar receivables	64,500	75,871
Restricted cash	112,676	68,583
Straight-line revenue adjustment, net	50,699	43,367
Other	195,235	62,768
Total	$920,634	$571,136

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Interest payable	$20,752	$22,740
Deferred revenue	24,523	15,273
Current portion of performance guarantee obligations	2,519	3,175
Current portion of operating and finance lease liability	3,002	1,850
Other	297	1,312
Total	$51,093	$44,350

(6) Asset Retirement Obligations ("ARO")

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

	As of September 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$54,396	$41,788
Additional obligations incurred	7,962	7,010
Accretion expense	2,687	2,094
Other	(79)	(69)
Balance at end of period	$64,966	$50,823

(7) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Customer notes receivable	$2,234,312	$1,301,285
Allowance for credit losses	(67,988)	(41,138)
Customer notes receivable, net (1)	$2,166,324	$1,260,147
Estimated fair value, net	$2,172,904	$1,274,099

(1)    Of this amount, $94.1 million and $56.1 million is recorded in other current assets as of September 30, 2022 and December 31, 2021, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$57,043	$26,018	$41,138	$17,668
Provision for current expected credit losses (1)	10,945	6,518	26,814	14,867
Recoveries	—	—	36	—
Other, net	—	(1)	—	—
Balance at end of period	$67,988	$32,535	$67,988	$32,535

(1)    In addition, we recognized $22,000 and $49,000 during the three months ended September 30, 2022 and 2021, respectively, and $67,000 and $165,000 during the nine months ended September 30, 2022 and 2021, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of September 30, 2022 and December 31, 2021, we invested $391.4 million and $238.8 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended September 30, 2022 and 2021, interest income related to our customer notes receivable was $15.1 million and $8.9 million, respectively. For the nine months ended September 30, 2022 and 2021, interest income related to our customer notes receivable was $39.1 million and $23.9 million, respectively. As of September 30, 2022 and December 31, 2021, accrued interest receivable related to our customer notes receivable was $5.5 million and $3.5 million, respectively. As of September 30, 2022 and December 31, 2021, there was $9.0 million and $0, respectively, of customer notes receivable not accruing interest and there was $196,000 and $0, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended September 30, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $8,000 and $0, respectively, was written off by reversing interest income. For the nine months ended September 30, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $505,000 and $0, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
1-90 days past due	$49,973	$23,118
91-180 days past due	10,954	5,068
Greater than 180 days past due	11,163	10,277
Total past due	72,090	38,463
Not past due	2,162,222	1,262,822
Total	$2,234,312	$1,301,285

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022 and December 31, 2021, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $22.1 million and $15.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Payment performance:
Performing	$992,684	$750,087	$229,865	$118,039	$77,315	$55,159	$2,223,149
Nonperforming (1)	491	5,970	1,454	1,626	1,161	461	11,163
Total	$993,175	$756,057	$231,319	$119,665	$78,476	$55,620	$2,234,312

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(8) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV") and Sunnova Helios IX Issuer, LLC ("HELIX"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30, 2022 Weighted Average Effective Interest Rates	As of September 30, 2022		Year Ended December 31, 2021 Weighted Average Effective Interest Rates	As of December 31, 2021
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.70%	$575,000	$—
2.625% convertible senior notes	3.38%	600,000	—		—	—
Debt discount, net		(25,596)	—		(12,810)	—
Deferred financing costs, net		(916)	—		(547)	—
Sunnova Energy Corporation
5.875% senior notes	6.54%	400,000	—	6.42%	400,000	—
Debt discount, net		(3,885)	—		(4,629)	—
Deferred financing costs, net		(7,846)	—		(9,341)	—
EZOP
Revolving credit facility	4.40%	409,000	—	4.12%	190,000	—
Debt discount, net		(602)	—		(898)	—
HELII
Solar asset-backed notes	5.72%	204,016	8,632	5.71%	217,465	8,952
Debt discount, net		(31)	—		(36)	—
Deferred financing costs, net		(3,763)	—		(4,346)	—
RAYSI
Solar asset-backed notes	5.56%	107,538	9,120	5.55%	115,792	4,573
Debt discount, net		(1,006)	—		(1,166)	—
Deferred financing costs, net		(3,558)	—		(3,893)	—
HELIII
Solar loan-backed notes	4.43%	96,700	10,555	4.79%	105,331	10,916
Debt discount, net		(1,610)	—		(1,838)	—
Deferred financing costs, net		(1,546)	—		(1,765)	—
TEPH

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility	7.23%	317,200	—	6.86%	118,950	—
Debt discount, net		(2,310)	—		(3,678)	—
SOLI
Solar asset-backed notes	3.93%	353,484	15,998	3.91%	366,304	15,563
Debt discount, net		(90)	—		(100)	—
Deferred financing costs, net		(7,093)	—		(7,881)	—
HELIV
Solar loan-backed notes	4.17%	107,550	11,659	4.16%	116,579	11,937
Debt discount, net		(602)	—		(724)	—
Deferred financing costs, net		(2,772)	—		(3,283)	—
AP8
Revolving credit facility	—%	—	—	7.17%	—	—
SOLII
Solar asset-backed notes	3.42%	234,214	6,379	3.42%	241,293	6,176
Debt discount, net		(66)	—		(72)	—
Deferred financing costs, net		(4,730)	—		(5,192)	—
HELV
Solar loan-backed notes	2.47%	145,470	15,590	2.44%	150,743	21,354
Debt discount, net		(728)	—		(840)	—
Deferred financing costs, net		(2,803)	—		(3,230)	—
SOLIII
Solar asset-backed notes	2.79%	281,098	16,561	2.73%	294,069	16,590
Debt discount, net		(121)	—		(132)	—
Deferred financing costs, net		(5,799)	—		(6,319)	—
HELVI
Solar loan-backed notes	2.09%	168,510	19,289	2.02%	181,625	21,152
Debt discount, net		(42)	—		(48)	—
Deferred financing costs, net		(3,051)	—		(3,477)	—
HELVII
Solar loan-backed notes	2.50%	129,349	16,026	2.44%	141,407	12,580
Debt discount, net		(40)	—		(45)	—
Deferred financing costs, net		(2,294)	—		(2,587)	—
HELVIII
Solar loan-backed notes	3.54%	253,739	30,221		—	—
Debt discount, net		(5,487)	—		—	—
Deferred financing costs, net		(4,250)	—		—	—
SOLIV
Solar asset-backed notes	5.70%	341,900	7,932		—	—
Debt discount, net		(11,620)	—		—	—
Deferred financing costs, net		(8,305)	—		—	—
HELIX
Solar loan-backed notes	5.41%	202,043	23,169		—	—
Debt discount, net		(3,725)	—		—	—
Deferred financing costs, net		(3,417)	—		—	—
Total		$4,807,107	$191,131		$3,135,681	$129,793

Availability.    As of September 30, 2022, we had $348.5 million of available borrowing capacity under our various financing arrangements, consisting of $41.0 million under the EZOP revolving credit facility, $247.5 million under the TEPH revolving credit facility and $60.0 million under the AP8 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of September 30, 2022, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.    In June 2022, we amended the EZOP revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the uncommitted maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on the London Inter-Bank Offered Rate to accruing based on a forward-looking term rate based on the secured overnight financing rate ("Term SOFR"), plus a Term SOFR spread adjustment, (f) add an amortization event related to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we amended the EZOP revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In August 2022, proceeds from the HELIX Notes (as defined below) were used to repay $151.0 million in aggregate principal amount of outstanding EZOP debt. In September 2022, we amended the EZOP revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TEPH Debt.    In June 2022, proceeds from the SOLIV Notes were used to repay $271.0 million in aggregate principal amount of outstanding TEPH debt. In September 2022, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $460.7 million to $564.7 million, (b) increase the uncommitted maximum facility amount from $600.0 million to $639.7 million, (c) extend the facility maturity date to November 2024, (d) amend certain excess concentration limitations, (e) replace the London interbank offered rate with the forward-looking term rate based on the secured overnight financing rate as the interest rate benchmark and include benchmark replacement provisions and (f) include certain provisions addressing grid services revenue and related matters. See Note 16, Subsequent Events.

HELIX Debt.    In August 2022, we pooled and transferred eligible solar loans and the related receivables into HELIX, a special purpose entity, that issued $178.0 million in aggregate principal amount of Series 2022-B Class A solar loan-backed notes and $49.7 million in aggregate principal amount of Series 2022-B Class B solar loan-backed notes (collectively, the "HELIX Notes") with a maturity date of August 2049. The HELIX Notes were issued at a discount of 0.69% for Class A and 5.10% for Class B and bear interest at an annual rate of 5.00% and 6.00%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELIX Notes and satisfy HELIX's expenses, and any remaining cash can be distributed to Sunnova Helios IX Depositor, LLC, HELIX's sole member. In connection with the HELIX Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIX pursuant to the related sale and contribution agreement. HELIX is also required to maintain certain reserve accounts for the benefit of the holders of the HELIX Notes, each of which must be funded at all times to the levels specified in the HELIX Notes. The holders of the HELIX Notes have no recourse to our other assets except as expressly set forth in the HELIX Notes.

SEI Debt.    In August 2022, we issued and sold an aggregate principal amount of $600.0 million of our 2.625% convertible senior notes ("2.625% convertible senior notes") in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $585.0 million. The 2.625% convertible senior notes mature in February 2028 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 2.625% convertible senior notes, we used proceeds of $48.4 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $34.24 per share, subject to adjustments. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2.625% convertible senior notes. As the capped call transactions meet certain accounting criteria, they are classified as stockholders' equity and therefore, are recorded in additional paid-in capital—common stock in the consolidated balance sheet and are not accounted for as derivatives.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$522,821	$575,000	$568,732
SEI 2.625% convertible senior notes	600,000	593,971	—	—
Sunnova Energy Corporation 5.875% senior notes	400,000	365,699	400,000	391,917
EZOP revolving credit facility	409,000	409,000	190,000	190,000
HELII solar asset-backed notes	212,648	208,627	226,417	253,079
RAYSI solar asset-backed notes	116,658	106,933	120,365	129,575
HELIII solar loan-backed notes	107,255	97,083	116,247	120,465
TEPH revolving credit facility	317,200	317,200	118,950	118,950
SOLI solar asset-backed notes	369,482	320,655	381,867	382,511
HELIV solar loan-backed notes	119,209	105,559	128,516	123,189
SOLII solar asset-backed notes	240,593	193,442	247,469	231,894
HELV solar loan-backed notes	161,060	141,723	172,097	165,848
SOLIII solar asset-backed notes	297,659	245,034	310,659	302,994
HELVI solar loan-backed notes	187,799	161,195	202,777	199,159
HELVII solar loan-backed notes	145,375	127,664	153,987	153,518
HELVIII solar loan-backed notes	283,960	257,707	—	—
SOLIV solar asset-backed notes	349,832	342,301	—	—
HELIX solar loan-backed notes	225,212	214,374	—	—
Total (1)	$5,117,942	$4,730,988	$3,344,351	$3,331,831

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $119.7 million and $78.9 million as of September 30, 2022 and December 31, 2021, respectively.

For the EZOP, TEPH and AP8 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV and HELIX debt, we determined the estimated fair values based on a yield analysis of similar type debt.

(9) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the nine months ended September 30, 2022 and 2021, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $506.6 million and $180.2 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2022, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the nine months ended September 30, 2022 and 2021, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $360.2 million and $131.7 million, respectively, and recorded a realized gain of $19.6 million and a realized loss of $68,000, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the nine months ended September 30, 2022 and 2021, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $333.7 million and $236.3 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the nine months ended September 30, 2022 and 2021, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $515.4 million and $121.3 million, respectively, and recorded a realized gain of $27.8 million and a realized loss of $1.6 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2022				As of December 31, 2021
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2022 - July 2022	July 2034	0.890%	$499,215	March 2021 - March 2022	July 2033 - July 2034	1.000%	$261,836
TEPH	July 2022	January 2035 - October 2037	1.750% - 2.650%	333,749	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170
Total				$832,964				$532,006

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Other assets	$117,544	$14,351
Other long-term liabilities	—	(5,330)
Total, net	$117,544	$9,021

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Realized (gain) loss	$(1,928)	$586	$(47,434)	$1,693
Unrealized gain	(29,059)	(2,642)	(35,685)	(5,574)
Total	$(30,987)	$(2,056)	$(83,119)	$(3,881)

(10) Income Taxes

Our effective income tax rate is 0% for the three and nine months ended September 30, 2022 and 2021. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2022 and December 31, 2021 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

(11) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In May 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-E, LLC ("TEP6E"), a subsidiary of Sunnova TEP 6-E Manager, LLC, which is the Class B member of TEP6E. The Class A member of TEP6E made a total capital commitment of approximately $17.5 million. The carrying values of the redeemable noncontrolling interests were

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
equal to or greater than the redemption values as of September 30, 2022 and December 31, 2021. See Note 16, Subsequent Events.

Noncontrolling Interests

In February 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-B, LLC ("TEP6B"), a subsidiary of Sunnova TEP 6-B Manager, LLC, which is the Class B member of TEP6B. The Class A member of TEP6B made a total capital commitment of approximately $150.0 million. In September 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-D, LLC ("TEP6D"), a subsidiary of Sunnova TEP 6-D Manager, LLC, which is the Class B member of TEP6D. The Class A member of TEP6D made a total capital commitment of approximately $25.0 million. See Note 16, Subsequent Events.

(12) Stockholders' Equity

In April 2022, we issued 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement entered into in connection with the SunStreet acquisition.

(13) Equity-Based Compensation

In February 2022, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 1,265,071, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,667,761, or 5% of the number of shares of common stock outstanding as of December 31, 2021.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Granted	538,758	$27.62	9.48	$14.37
Exercised	(2,884)	$10.14			$46
Forfeited	(1,966)	$40.14		$18.15
Outstanding, September 30, 2022	3,299,723	$18.48	5.02		$18,379
Exercisable, September 30, 2022	2,710,515	$16.26	4.07		$18,379
Vested and expected to vest, September 30, 2022	3,299,723	$18.48	5.02		$18,379
Non-vested, September 30, 2022	589,208			$14.71

The number of stock options that vested during the three months ended September 30, 2022 and 2021 was 0. The number of stock options that vested during the nine months ended September 30, 2022 and 2021 was 16,816 and 0, respectively. The grant date fair value of stock options that vested during the three months ended September 30, 2022 and 2021 was $0. The grant date fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $309,000 and $0, respectively. As of September 30, 2022, there was $7.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.13 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,649,789	$18.48
Granted	1,015,949	$23.85
Vested	(948,404)	$19.47
Forfeited	(62,939)	$25.86
Outstanding, September 30, 2022	1,654,395	$20.93

The number of restricted stock units that vested during the three months ended September 30, 2022 and 2021 was 245,740 and 240,010, respectively. The number of restricted stock units that vested during the nine months ended September 30, 2022 and 2021 was 948,404 and 913,434, respectively. The grant date fair value of restricted stock units that vested during the three months ended September 30, 2022 and 2021 was $3.4 million and $2.9 million, respectively. The grant date fair value of restricted stock units that vested during the nine months ended September 30, 2022 and 2021 was $18.5 million and $15.3 million, respectively. As of September 30, 2022, there was $27.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.55 years.

Employee Stock Purchase Plan

Effective May 2022, we established an Employee Stock Purchase Plan (the "ESPP"). We are authorized to issue up to an aggregate 750,000 shares of common stock under the ESPP. The ESPP allows eligible employees (as defined in the ESPP) to purchase shares of our common stock at a price per share equal to 95% of the lesser of the closing price of our common stock on the grant date or the purchase date. No shares of common stock were issued under the ESPP as of September 30, 2022.

(14) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic and diluted	$(62,047)	$(27,541)	$(132,633)	$(123,920)

Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.25)	$(1.16)	$(1.12)
Weighted average common shares outstanding—basic and diluted	114,816,879	112,159,698	114,293,251	110,185,333

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-based compensation awards	5,033,658	4,574,364	4,906,182	4,727,081
Convertible senior notes	25,294,010	16,628,073	19,548,462	8,875,206

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Performance Guarantee Obligations.    As of September 30, 2022, we recorded $3.9 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.5 million is recorded in other current liabilities and $1.4 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2021, we recorded $5.3 million related to these guarantees, of which $3.2 million is recorded in other current liabilities and $2.1 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	As of September 30,
	2022	2021
	(in thousands)
Balance at beginning of period	$5,293	$5,718
Accruals	1,811	2,323
Settlements	(3,170)	(3,275)
Balance at end of period	$3,934	$4,766

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$676	$401	$2,061	$1,164
Finance lease expense:
Amortization expense	201	157	562	251
Interest on lease liabilities	15	14	42	24
Short-term lease expense	37	29	97	51
Variable lease expense	190	274	712	831
Total	$1,119	$875	$3,474	$2,321

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Right-of-use assets:
Operating leases	$15,193	$16,483
Finance leases	2,384	2,187
Total right-of-use assets	$17,577	$18,670

Current lease liabilities:
Operating leases	$2,267	$1,190
Finance leases	735	660
Long-term leases liabilities:
Operating leases	16,136	17,684
Finance leases	963	1,024
Total lease liabilities	$20,101	$20,558

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,242	$883
Operating cash flows from finance leases	$42	$24
Financing cash flows from finance leases	$601	$283
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$226	$452
Finance leases	$758	$2,089

(1)Includes reimbursements in 2022 and 2021 of approximately $45,000 and $423,000, respectively, for leasehold improvements.

	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term (years):
Operating leases	6.85	7.54
Finance leases	2.93	3.35
Weighted average discount rate:
Operating leases	3.95%	3.92%
Finance leases	3.83%	3.11%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under our non-cancelable leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2022	$653	$205
2023	3,133	750
2024	3,118	542
2025	3,168	248
2026	3,236	44
2027 and thereafter	8,789	—
Total	22,097	1,789
Amount representing interest	(2,821)	(91)
Amount representing leasehold incentives	(873)	—
Present value of future payments	18,403	1,698
Current portion of lease liability	(2,267)	(735)
Long-term portion of lease liability	$16,136	$963

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

Dealer Commitments.    As of September 30, 2022 and December 31, 2021, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $106.1 million and $81.8 million, respectively. Under these agreements, we paid $6.7 million and $5.8 million during the three months ended September 30, 2022 and 2021, respectively, and we paid $33.6 million and $25.7 million during the nine months ended September 30, 2022 and 2021, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2022	$3,528
2023	35,977
2024	37,755
2025	27,971
2026	6,904
2027 and thereafter	—
Total	$112,135

Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, as of September 30, 2022, we estimate these remaining purchase commitments will range from $480.0 million to $520.0 million. During the three and nine months ended September 30, 2022, we purchased $55.4 million and $141.1 million, respectively, under this agreement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of September 30, 2022 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2022	$16,011
2023	22,918
2024	5,612
2025	18
2026	—
2027 and thereafter	—
Total	$44,559

(16) Subsequent Events

TEPH Debt.    In October 2022, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million.

Redeemable Noncontrolling Interests.    In October 2022, we admitted a tax equity investor as the Class A member of Sunnova TEP 6-C, LLC ("TEP6C"), a subsidiary of Sunnova TEP 6-C Manager, LLC, which is the Class B member of TEP6C. The Class A member of TEP6C made a total capital commitment of approximately $30.0 million.

Noncontrolling Interests.    In October 2022, the Class A member of TEP6D increased its capital commitment from $25.0 million to $75.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 24, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on April 28, 2022 and July 28, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading residential energy service provider, serving over 246,000 customers in more than 35 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so homeowners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2022, we have raised more than $11.2 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest fleets of residential solar energy systems in the U.S., comprising more than 1,473 megawatts of generation capacity and serving over 246,000 customers.

Recent Developments

Inflation Reduction Act of 2022

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve President Biden's non-binding target of net-zero emissions by 2050. The IRA extends the investment tax credit for eligible solar energy projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the percentage can range between 30% and 50%. The IRA also allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time.

We believe the IRA will increase demand for our services due to the extensions and expansions of tax credits that are beneficial for financing our business and reducing the costs of our services to our customers. We also expect the IRA will cause substantial investments to be made in domestic manufacturing for renewable energy infrastructure and components, which may reduce the costs of, or improve the availability of, capital goods used in providing our services. However, the impact of the IRA cannot be known with any certainty, and we may not recognize any or all of the expected benefits of the IRA.

Hurricane Fiona in Puerto Rico

In September 2022, Hurricane Fiona made landfall in Puerto Rico causing significant wind and water damage to the island's infrastructure, residences and businesses. A majority of Puerto Rico was left without electrical power. In addition, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. We are currently in the process of assessing the full extent of the damages to our operations, but our preliminary estimates are that we have no material damages to our solar energy systems and energy storage systems. See Note 4, Natural Disaster Losses, to our interim unaudited condensed consolidated financial statements ("interim financial statements") included elsewhere in this Quarterly Report on Form 10-Q.

Hurricane Ian in Florida

In September 2022, Hurricane Ian made landfall in Florida causing catastrophic wind and water damage to the state's infrastructure, residences and businesses. We are currently in the process of assessing the full extent of the damages to our operations, but our preliminary estimates are that we have no material damages to our solar energy systems and energy storage systems. See Note 4, Natural Disaster Losses, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations due to the COVID-19 virus and its impacts.

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

Financing Transactions

In September 2022, we admitted a tax equity investor with a total capital commitment of approximately $25.0 million. In October 2022, a tax equity investor increased its capital commitment from $25.0 million to $75.0 million. In October 2022, we admitted a tax equity investor with a total capital commitment of approximately $30.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In July 2022, we amended a revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In September 2022, we further amended this revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders. In August 2022, one of our subsidiaries used proceeds from the HELIX Notes (as defined below) to repay $151.0 million in aggregate principal amount outstanding under its financing arrangement. In September 2022, we amended a revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $460.7 million to $564.7 million, (b) increase the uncommitted maximum facility amount from $600.0 million to $639.7 million, (c) extend the facility maturity date to November 2024, (d) amend certain excess concentration limitations, (e) replace the London interbank offered rate with the forward-looking term rate based on the secured overnight financing rate as the interest rate benchmark and include benchmark replacement provisions and (f) include certain provisions addressing grid services revenue and related matters. In October 2022, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In August 2022, one of our subsidiaries issued $178.0 million in aggregate principal amount of Series 2022-B Class A solar loan-backed notes and $49.7 million in aggregate principal amount of Series 2022-B Class B solar loan-backed notes (collectively, the "HELIX Notes") with a maturity date of August 2049. The HELIX Notes bear interest at an annual rate of 5.00% and 6.00% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

In August 2022, we issued and sold an aggregate principal amount of $600.0 million of our 2.625% convertible senior notes ("2.625% convertible senior notes") in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $585.0 million. The 2.625% convertible senior notes mature in February 2028 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 2.625% convertible senior notes, we used proceeds of $48.4 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $34.24 per share, subject to adjustments. See "—Liquidity and Capital Resources—Financing Arrangements—Senior Notes" below.

Microgrid Application

In September 2022, we applied for a certificate to own and operate residential community microgrids in California. This effort, if successful, would allow us to enter into the regulated utility sector of electric service. Our application focuses on microgrids for new home communities where the installation of the microgrid can be performed together with the construction of the new community. If the application is granted, we will pursue the construction of residential behind-the-meter solar energy systems and energy storage systems that are integrated with community-scale front-of-the-meter solar, energy storage systems, backup generation systems and distribution and microgrid controls, which together will be used to serve the electric requirements for the entire residential community. The microgrids are expected to be connected to the larger grid so we can provide supplemental electricity to our customers from the wholesale market and sell excess electricity and related products to the same market.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential clean energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with a new clean energy investment tax credit under Section 48E (the "Section 48E ITC") of the Code. We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through September 30, 2022, we have issued $3.4 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through September 30, 2022, we have received commitments of approximately $1.4 billion through the use of tax equity funds, of which an aggregate of $1.2 billion has been funded and $53.7 million remains available for use.

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

	As of September 30, 2022	As of December 31, 2021	Change
Number of customers	246,600	192,600	54,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of systems (excluding loan agreements and cash sales)	171,600	138,500	163,800	117,800
Weighted average number of systems with loan agreements	60,800	29,000	50,900	24,600
Weighted average number of systems with cash sales	4,300	700	3,300	300
Weighted average number of systems	236,700	168,200	218,000	142,700

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory impairments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(29,852)	$(25,919)	$(60,178)	$(116,255)
Interest expense, net	18,328	26,588	36,275	84,748
Interest income	(16,185)	(9,098)	(40,428)	(24,266)
Income tax expense	—	64	—	64
Depreciation expense	27,594	21,961	78,401	62,286
Amortization expense	7,309	7,204	21,894	14,362
EBITDA	7,194	20,800	35,964	20,939
Non-cash compensation expense	4,463	3,093	20,059	13,937
ARO accretion expense	952	745	2,687	2,094
Financing deal costs	162	480	582	837
Natural disaster losses and related charges, net	1,161	—	1,161	—
Acquisition costs	3,005	1,565	5,622	7,053
Loss on extinguishment of long-term debt, net	—	—	—	9,824
Unrealized (gain) loss on fair value instruments	10,625	(8,834)	(4,136)	(4,665)
Amortization of payments to dealers for exclusivity and other bonus arrangements	1,185	832	3,110	2,089
Legal settlements	(1,001)	—	(1,001)	—
Provision for current expected credit losses	10,967	6,567	26,881	15,032
Non-cash inventory impairments	864	—	864	982
Indemnification payments to tax equity investors	1,727	—	1,727	—
Adjusted EBITDA	$41,304	$25,248	$93,520	$68,122

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest income from customer notes receivable	$15,119	$8,904	$39,051	$23,863
Principal proceeds from customer notes receivable, net of related revenue	$22,284	$14,333	$67,478	$42,408

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our IPO, acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$177,085	$77,077	$426,756	$222,558
Depreciation expense	(27,594)	(21,961)	(78,401)	(62,286)
Amortization expense	(7,309)	(7,204)	(21,894)	(14,362)
Non-cash compensation expense	(4,463)	(3,093)	(20,059)	(13,937)
ARO accretion expense	(952)	(745)	(2,687)	(2,094)
Financing deal costs	(162)	(480)	(582)	(837)
Natural disaster losses and related charges, net	(1,161)	—	(1,161)	—
Acquisition costs	(3,005)	(1,565)	(5,622)	(7,053)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(1,185)	(832)	(3,110)	(2,089)
Legal settlements	1,001	—	1,001	—
Provision for current expected credit losses	(10,967)	(6,567)	(26,881)	(15,032)
Non-cash inventory impairments	(864)	—	(864)	(982)
Direct sales costs	(3,237)	(310)	(4,110)	(358)
Cost of revenue related to cash sales	(10,225)	(4,591)	(23,946)	(8,413)
Cost of revenue related to inventory sales	(40,917)	—	(89,884)	—
Unrealized gain (loss) on fair value instruments	(10,637)	9,023	3,809	4,725
Indemnification payments to tax equity investors	(1,727)	—	(1,727)	—
Adjusted Operating Expense	$53,681	$38,752	$150,638	$99,840
Adjusted Operating Expense per weighted average system	$227	$230	$691	$700

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of September 30, 2022 and December 31, 2021, calculated using a 4% discount rate.

	As of September 30, 2022	As of December 31, 2021
	(in millions)
Estimated gross contracted customer value	$5,706	$4,337

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

Estimated Gross Contracted Customer Value
	As of September 30, 2022
	Discount rate
Cumulative customer loss rate	2%	4%	6%
	(in millions)
5%	$6,097	$5,461	$4,977
0%	$6,427	$5,706	$5,163

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through September 30, 2022, we have raised more than $11.2 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. The amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2022. The Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 if the property is placed into service before 2022. Under the IRA, which was enacted in August 2022, for eligible solar property that begins construction before 2025, the Section 48(a) ITC percentage will be equal to 30% provided (a) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (b) the project begins construction prior to the 60th day after the U.S. Department of Treasury issues guidance regarding prevailing wage and apprenticeship requirements. If neither criterion is satisfied, the amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down after 2032 or, if later, the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. Although the application of the wage and apprenticeship requirements is unclear in the absence of guidance, we believe our solar energy systems will not be subject to such requirements due to the maximum net output of most of our solar energy systems. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. It is unclear what effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed residential solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The recently enacted IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve the Biden administration's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The IRA allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar systems, unless it is extended before that time. As discussed above, the IRA also extended the investment tax credit for solar energy projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the percentage can range between 30% and 50%. Policies requiring solar on new homes or new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed residential solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed residential solar energy may decline, which could harm our business.

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

We provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output. The specified minimum solar energy production output may not be achieved due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of guaranteed output based on a number of different factors, including (a) the specific site information related to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference direction) of the panels, size of the solar energy system and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the nine months ended September 30, 2022 and 2021, we incurred $13.3 million and $10.0 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Results of Operations—Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$149,364	$68,901	$80,463

Operating expense:
Cost of revenue—depreciation	24,663	19,665	4,998
Cost of revenue—inventory sales	40,917	—	40,917
Cost of revenue—other	15,567	7,342	8,225
Operations and maintenance	9,774	6,035	3,739
General and administrative	75,897	53,372	22,525
Other operating expense (income)	10,267	(9,337)	19,604
Total operating expense, net	177,085	77,077	100,008

Operating loss	(27,721)	(8,176)	(19,545)

Interest expense, net	18,328	26,588	(8,260)
Interest income	(16,185)	(9,098)	(7,087)
Other (income) expense	(12)	189	(201)
Loss before income tax	(29,852)	(25,855)	(3,997)

Income tax expense	—	64	(64)
Net loss	(29,852)	(25,919)	(3,933)
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	32,195	1,622	30,573
Net loss attributable to stockholders	$(62,047)	$(27,541)	$(34,506)

Revenue

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
PPA revenue	$31,891	$25,359	$6,532
Lease revenue	25,912	17,845	8,067
Inventory sales revenue	45,528	—	45,528
SREC revenue	16,241	12,858	3,383
Cash sales revenue	18,933	8,680	10,253
Loan revenue	5,012	2,126	2,886
Other revenue	5,847	2,033	3,814
Total	$149,364	$68,901	$80,463

Revenue increased by $80.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of inventory sales and an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 102,200 for the three months ended September 30, 2021 to approximately 132,000 for the three months ended September 30, 2022. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $432 per system for the three months ended September 30, 2021 compared to $450 per system for the same period in 2022 (4% increase). Inventory sales revenue increased by $45.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $3.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of an increase in SREC prices in New Jersey. The fluctuations in SREC revenue from period to period are also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $73 per system for the three months ended September 30, 2021 to $82 per system for the same period in 2022 (12% increase) primarily due to higher average system cost in 2022 than in 2021.

Cost of Revenue—Depreciation

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$24,663	$19,665	$4,998

Cost of revenue—depreciation increased by $5.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 102,200 for the three months ended September 30, 2021 to approximately 132,000 for the three months ended September 30, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $192 per system for the three months ended September 30, 2021 compared to $187 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Inventory Sales

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—inventory sales	$40,917	$—	$40,917

Cost of revenue—inventory sales increased by $40.9 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$15,567	$7,342	$8,225

Cost of revenue—other increased by $8.2 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to costs related to cash sales revenue of $5.6 million.

Operations and Maintenance Expense

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$9,774	$6,035	$3,739

Operations and maintenance expense increased by $3.7 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to higher truck roll costs and natural disaster losses. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairment, remained relatively flat at $43 per system for the three months ended September 30, 2021 compared to $45 per system for the three months ended September 30, 2022.

General and Administrative Expense

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
General and administrative	$75,897	$53,372	$22,525

General and administrative expense increased by $22.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increases of (a) $9.5 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth, (b) $4.4 million of provision for current expected credit losses due to the growth in loan customers and (c) $1.9 million of consultants, contractors, and professional fees.

Other Operating Expense (Income)

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Other operating expense (income)	$10,267	$(9,337)	$19,604

Other operating expense (income) changed by $19.6 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Interest expense, net	$18,328	$26,588	$(8,260)

Interest expense, net decreased by $8.3 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily due to increases in unrealized gains on derivatives of $26.4 million and realized gains on derivatives of $2.5 million. This was partially offset by an increase in interest expense of $19.6 million primarily due to the issuance of additional debt in 2021 and 2022.

Interest Income

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Interest income	$16,185	$9,098	$7,087

Interest income increased by $7.1 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 29,000 for the three months ended September 30, 2021 to approximately 60,800 for the three months ended September 30, 2022. On a weighted average number of systems basis, loan interest income decreased from $307 per system for the three months ended September 30, 2021 to $249 per system for the three months ended September 30, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Income Tax Expense

Income tax expense decreased by $0.1 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests and noncontrolling interests increased by $30.6 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Results of Operations—Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$362,098	$176,733	$185,365

Operating expense:
Cost of revenue—depreciation	69,935	55,621	14,314
Cost of revenue—inventory sales	89,884	—	89,884
Cost of revenue—other	32,974	13,572	19,402
Operations and maintenance	23,787	14,640	9,147
General and administrative	214,362	144,028	70,334
Other operating income	(4,186)	(5,303)	1,117
Total operating expense, net	426,756	222,558	204,198

Operating loss	(64,658)	(45,825)	(18,833)

Interest expense, net	36,275	84,748	(48,473)
Interest income	(40,428)	(24,266)	(16,162)
Loss on extinguishment of long-term debt, net	—	9,824	(9,824)
Other (income) expense	(327)	60	(387)
Loss before income tax	(60,178)	(116,191)	56,013

Income tax expense	—	64	(64)
Net loss	(60,178)	(116,255)	56,077
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	72,455	7,665	64,790
Net loss attributable to stockholders	$(132,633)	$(123,920)	$(8,713)

Revenue

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
PPA revenue	$84,235	$68,443	$15,792
Lease revenue	71,717	51,765	19,952
Inventory sales revenue	99,773	—	99,773
SREC revenue	37,172	30,648	6,524
Cash sales revenue	45,695	15,618	30,077
Loan revenue	12,582	5,000	7,582
Other revenue	10,924	5,259	5,665
Total	$362,098	$176,733	$185,365

Revenue increased by $185.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of inventory sales, an increased number of solar energy systems in service and the

April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 95,800 for the nine months ended September 30, 2021 to approximately 124,200 for the nine months ended September 30, 2022. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $1,290 per system for the nine months ended September 30, 2021 compared to $1,287 per system for the same period in 2022. Inventory sales revenue increased by $99.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $6.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of an increase in SREC prices in New Jersey, offset by decrease due to a forward sale that occurred in the fourth quarter of 2021. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $203 per system for the nine months ended September 30, 2021 to $247 per system for the same period in 2022 (22% increase) primarily due to higher average system cost in 2022 than in 2021.

Cost of Revenue—Depreciation

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$69,935	$55,621	$14,314

Cost of revenue—depreciation increased by $14.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 95,800 for the nine months ended September 30, 2021 to approximately 124,200 for the nine months ended September 30, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $581 per system for the nine months ended September 30, 2021 compared to $563 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Inventory Sales

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—inventory sales	$89,884	$—	$89,884

Cost of revenue—inventory sales increased by $89.9 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$32,974	$13,572	$19,402

Cost of revenue—other increased by $19.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to costs related to cash sales revenue of $15.5 million, which began with the April 2021 acquisition of SunStreet.

Operations and Maintenance Expense

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$23,787	$14,640	$9,147

Operations and maintenance expense increased by $9.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to higher truck roll, property insurance and property tax costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, increased from $116 per system for the nine months ended September 30, 2021 to $131 per system for the nine months ended September 30, 2022 primarily due to higher property tax and truck roll costs, partially offset by gains on disposals.

General and Administrative Expense

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
General and administrative	$214,362	$144,028	$70,334

General and administrative expense increased by $70.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increases of (a) $29.7 million of payroll and employee related expenses primarily due to equity-based compensation expense, the hiring of personnel to support growth and the additional personnel from SunStreet, (b) $11.8 million of provision for current expected credit losses primarily due to the growth in loan customers, (c) $7.5 million of amortization expense primarily due to the amortization of intangible assets acquired from SunStreet and (d) $6.1 million of consultants, contractors, and professional fees.

Other Operating Income

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Other operating income	$(4,186)	$(5,303)	$1,117

Other operating income decreased by $1.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Interest expense, net	$36,275	$84,748	$(48,473)

Interest expense, net decreased by $48.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to increases in realized gains on derivatives of $49.1 million and unrealized gains on derivatives of $30.1 million. This was partially offset by an increase in interest expense of $34.5 million primarily due to the issuance of additional debt in 2021 and 2022.

Interest Income

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Interest income	$40,428	$24,266	$16,162

Interest income increased by $16.2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 24,600 for the nine months ended September 30, 2021 to approximately 50,900 for the nine months ended September 30, 2022. On a weighted average number of systems basis, loan interest income decreased from $970 per system for the nine months ended September 30, 2021 to $767 per system for the nine months ended September 30, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $9.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a make-whole payment related to the early repayment of one of our solar asset-backed notes in June 2021.

Income Tax Expense

Income tax expense decreased by $0.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests and noncontrolling interests increased by $64.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in income attributable to noncontrolling interests from tax equity funds added in 2020 and 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had total cash of $539.8 million, of which $412.6 million was unrestricted, and $348.5 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 15, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2022, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of September 30, 2022, we had undrawn committed capital of approximately $53.7 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2022, we admitted a tax equity investor with a total capital commitment of approximately $150.0 million. In May 2022, we admitted a tax equity investor with a total capital commitment of approximately $17.5 million. In September 2022, we admitted a tax equity investor with a total capital commitment of approximately $25.0 million. In October 2022, a tax equity investor increased its capital commitment from $25.0 million to $75.0 million. In October 2022, we admitted a tax equity investor with a total capital commitment of approximately $30.0 million.

Warehouse and Other Debt Financings

In June 2022, we amended a revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the uncommitted maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on the London Inter-Bank Offered Rate ("LIBOR") to accruing based on a forward-looking term rate based on the secured overnight financing rate ("Term SOFR"), plus a Term SOFR spread adjustment, (f) add an amortization event related to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we further amended this revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In September 2022, we further amended this revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders. In June 2022, one of our subsidiaries used proceeds from the SOLIV Notes to repay $271.0 million in aggregate principal amount outstanding under its financing arrangement. In August 2022, one of our subsidiaries used proceeds from the HELIX Notes to repay $151.0 million in aggregate principal amount outstanding under its financing arrangement. In September 2022, we amended a revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $460.7 million to $564.7 million, (b) increase the uncommitted maximum facility amount from $600.0 million to $639.7 million, (c) extend the facility maturity date to November 2024, (d) amend certain excess concentration limitations, (e) replace the London interbank offered rate with the forward-looking term rate based on the secured overnight financing rate as the interest rate benchmark and include benchmark replacement provisions and (f) include certain provisions addressing grid services revenue and related matters. In October 2022, we further amended this revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million.

Securitizations

In February 2022, one of our subsidiaries issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. In June 2022, one of our subsidiaries issued $317.0 million in aggregate principal amount of Series 2022-1 Class A solar asset-backed notes and $38.0 million in aggregate principal amount of Series 2022-1 Class B solar asset-backed notes (collectively, the "SOLIV Notes") with a maturity date of April 2057. The SOLIV Notes bear interest at an annual rate of 4.95% and 6.35% for the Class A and Class B notes, respectively. In August 2022, one of our subsidiaries issued $178.0 million in aggregate principal amount of Series 2022-B Class A solar loan-backed notes and $49.7 million in aggregate principal amount of Series 2022-B Class B solar loan-backed notes with a maturity date of August 2049. The HELIX Notes bear interest at an annual rate of 5.00% and 6.00% for the Class A and Class B notes, respectively.

Senior Notes

In August 2022, we issued and sold an aggregate principal amount of $600.0 million of our 2.625% convertible senior notes in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $585.0 million. The 2.625% convertible senior notes mature in February 2028 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 2.625% convertible senior notes, we used proceeds of $48.4 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $34.24 per share, subject to adjustments.

Historical Cash Flows—Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(265,795)	$(146,847)	$(118,948)
Net cash used in investing activities	(1,451,353)	(847,181)	(604,172)
Net cash provided by financing activities	1,865,092	1,136,404	728,688
Net increase in cash, cash equivalents and restricted cash	$147,944	$142,376	$5,568

Operating Activities

Net cash used in operating activities increased by $118.9 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $78.2 million and payments to dealers for exclusivity and other bonus arrangements of $7.9 million. This increase is offset by an increase in net inflows of $24.6 million in 2022 compared to net inflows of $9.6 million in 2021 based on: (a) our net loss of $60.2 million in 2022 excluding non-cash operating items of $84.8 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net inflows of $24.6 million and (b) our net loss of $116.3 million in 2021 excluding non-cash operating items of $125.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net inflows of $9.6 million. These net differences between the two periods resulted in a net change in operating cash flows of $15.0 million in 2022 compared to 2021.

Investing Activities

Net cash used in investing activities increased by $604.2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is primarily a result of increases in payments for investments and customer notes receivable of $349.3 million and purchases of property and equipment, primarily solar energy systems, of $293.5 million. This increase is partially offset by increases in proceeds from customer notes receivable of $32.6 million and proceeds from investments in solar receivables of $9.4 million.

Financing Activities

Net cash provided by financing activities increased by $728.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is primarily a result of an increase in net borrowings under our debt facilities of $696.9 million and a decrease in the purchase of capped call transactions of $43.2 million. This increase is partially offset by a decrease in net proceeds from the issuance of common stock of $13.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on

LIBOR, SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $1.0 million and $2.2 million for the three and nine months ended September 30, 2022, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2022, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

In connection with the acquisition of SunStreet, we are integrating SunStreet's internal controls over financial reporting into our financial reporting framework. Such integration has resulted and may continue to result in changes that materially affect our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Other than the changes that have and may continue to result from such integration, there was no change in our internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 except as described below.

Risks Related to Our Business

An increase in interest rates may result in a decrease in origination for our homebuilder channel and a reduction in principal prepayments by our customers.

Origination for our homebuilder channel relies on the construction and sale of new homes by our homebuilder partners. Many customers of our homebuilder partners rely on mortgage loans from banks and other lenders to finance a substantial portion of the purchase price for their home. Increased mortgage interest rates may lead to lower demand for new homes and a reduced number of homes available for solar origination through our homebuilder channel. Additionally, increased interest rates may result in fewer secondary home sales, a reduction in the number of customers refinancing their mortgage and uncertainty about the economy. This could result in a material reduction in the amount of our customers making principal prepayments of their loans.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
4.1∞	Indenture, dated August 17, 2022, by and among Sunnova Helios IX Issuer, LLC and Wilmington Trust, National Association.
4.2	Form of 5.00% Solar Loan Backed Notes, Series 2022-B Class A Notes due 2049 (included in Exhibit 4.1).
4.3	Form of 6.00% Solar Loan Backed Notes, Series 2022-B Class B Notes due 2049 (included in Exhibit 4.1).
4.4	Indenture, dated August 19, 2022, between Sunnova Energy International Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 19, 2022).
4.5	Form of 2.625% Convertible Senior Note due 2028 (included in Exhibit 4.4).

Exhibit No.	Description
10.1
Amendment No. 9 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of July 22, 2022 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on July 28, 2022).

10.2∞
Amendment No. 10 to the Amended and Restated Credit Agreement and Omnibus Amendment No. 2 (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto, Wells Fargo Bank, National Association and Credit Suisse AG, New York Branch, dated as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 8, 2022).

10.3∞	Note Purchase Agreement, dated August 12, 2022, among Sunnova Helios IX Issuer, LLC, Sunnova Energy Corporation, Sunnova Helios IX Depositor, LLC and Credit Suisse Securities (USA) LLC.
10.4
Purchase Agreement, dated August 16, 2022, by and among Sunnova Energy International Inc. and J.P. Morgan Securities LLC, as representative of the several initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 19, 2022).

10.5∞
Seventh Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, as administrative agent, the lenders and other financial institutions party thereto, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2022).

10.6	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2022).
10.7∞
Amendment No. 11 to the Amended and Restated Credit Agreement and Omnibus Amendment No. 3 (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto, Wells Fargo Bank, National Association and Credit Suisse AG, New York Branch, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 30, 2022).

10.8∞
Eighth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, as administrative agent, and the lenders and other financial institutions party thereto, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 12, 2022).

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 27, 2022	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 27, 2022	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)