Form 10-K
period 2022-12-31
Sunnova Energy International Inc.
filed 2023-02-23
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________

FORM 10-K
______________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38995
______________________________________________________________________________________________
Sunnova Energy International Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________

Delaware	30-1192746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20 East Greenway Plaza, Suite 540
Houston, Texas 77046
(Address, including zip code, of principal executive offices)

(281) 892-1588
(Registrant's telephone number, including area code)
______________________________________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ (1)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ (1)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of such shares of common stock of $18.43 as reported on the New York Stock Exchange on June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $2.1 billion.

The registrant had 114,944,127 shares of common stock outstanding as of February 20, 2023.

Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from either the definitive Proxy Statement for our annual meeting of stockholders or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

(1) Per SEC guidance, this checkbox has been left blank pending the adoption and effectiveness of related stock exchange listing standards.

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
•our need and ability to raise capital to finance the installation and acquisition of distributed solar energy systems, refinance existing debt or otherwise meet our liquidity needs;
•our expectations concerning relationships with third parties, including the attraction, retention, performance and continued existence of our dealers;
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control, such as hurricanes and the coronavirus ("COVID-19") pandemic;
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
•Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. Weakness in the fiscal health of the government and the Puerto Rico Electric Power Authority ("PREPA"), the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the Puerto Rico Energy Bureau ("PREB").
•The ongoing COVID-19 pandemic and future pandemics could adversely affect our business, financial condition and results of operations.
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

Risks Related to the Solar Industry

•If sufficient additional demand for solar energy systems does not develop or takes longer to develop than we anticipate, our origination of solar service agreements may decrease.
•A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations.
•Our business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilize or increase in the future.
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

Risks Related to our Financing Activities

•We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.
•Servicing our existing debt requires a significant amount of cash. We may not have sufficient cash flow from our business to timely pay our interest and principal obligations and may be forced to take other actions to satisfy our payment obligations.
•Volatility and continued increases in interest rates would raise our cost of capital and may adversely impact our business.

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
•We rely on net metering and related policies to offer competitive pricing to our customers in most of our current markets and changes to net metering policies may significantly reduce demand for electricity from solar energy systems.
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
•Our business is subject to complex and evolving privacy and data protection laws. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.
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

General Risk Factors

•We are exposed to the credit risk of our customers and payment delinquencies on our accounts receivable.
•Our actual financial results may differ materially from any guidance we may publish from time to time.
•If we are unable to make acquisitions on economically acceptable terms, our future growth could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows.

PART I - FINANCIAL INFORMATION

Item 1. Business.

Mission

To power energy independence.

Overview

We are a leading Energy as a Service ("EaaS") provider, serving over 279,000 customers in more than 45 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so home and business owners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity. Additionally, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. While our core business model seeks to help accelerate a global transition to renewable energy, there are inherent climate-related risks to our business operations including, but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

We have a differentiated dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to our peers, furthering our competitive advantage.

We offer customers products to power their homes and businesses with affordable solar energy and related products and services. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and, in the case of the latter, are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, power purchase agreement ("PPA"), loan or cash purchase; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

For our leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems through third parties. We also offer complimentary products to our agreements as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

In April 2021, we acquired SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet"), Lennar Corporation's ("Lennar") residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our solar business, reduces customer acquisition costs, provides a multi-year supply of sites through the development of new solar communities and allows us to pursue the development of clean and resilient microgrids across the U.S.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 1,627 megawatts of generation capacity and serving over 279,000 customers as of December 31, 2022. For a discussion of how we define number of customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics". The following chart illustrates the growth in our number of customers from December 31, 2018 through December 31, 2022.

Our Dealer Network Model

While many of our competitors maintain a large, geographically diverse base of employees in local markets, including a direct sales force comprised of home improvement installers, we limit the cost associated with that structure by primarily utilizing a network of local, independent dealers to market, sell and install solar energy systems, energy storage systems, home generators and certain other products and services on our behalf. Our dealers typically reside and work within the markets they serve and provide a localized, customer-focused marketing, installation and servicing process. These dealers are often leading local solar installation companies, electrical services companies or companies that serve customers who are actively searching for solar power, backup power, complimentary services or who were referred by existing customers. When entering new markets, our dealer model immediately provides scale by enabling us to develop relationships with existing local businesses and avoiding the delay and expense required to establish new sales and installation offices. Similarly, because we do not typically maintain local offices, we can quickly refocus our origination efforts and capital deployment strategy to different markets in response to changing dynamics and regulatory developments. Furthermore, because of the low marginal cost to maintain relationships with individual dealers in currently unfavorable markets, we can maintain a strategic presence in anticipation of future developments that may make the economics of distributed solar energy in those markets more attractive.

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

•Design and Engineering. Prior to the dealer's purchase and installation of the equipment, we and the dealers work together to design each solar energy system and, if applicable, related products and services. All of our solar energy systems and energy storage systems are designed with equipment from a pre-approved list of manufacturers. We utilize our extensive tools and services platform, standardized procedures and existing databases to help our dealers comply with our pricing requirements, solar best practices, contract terms, and state, territorial and local regulations. For each solar service agreement, an individualized power production estimate is created by analyzing geographic, solar and weather data with the design's proposed orientation, components and shading. We continue to pursue technological innovation to streamline our review of design and engineering, to expedite installation and to lower costs for our dealers.

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

•Customer Billing Dates. How soon we will begin billing the customer after the solar energy system has been placed in service will vary by product offering. Lease agreements will begin billing on the first cycle date after the solar energy system has been placed in service, generally within 30 days. PPAs will begin billing on the first cycle date in the next calendar month after the solar energy system has been placed in service, generally between 15 and 60 days after the solar energy system has been placed in service. Loan agreements require the solar energy system must be in service at least 30 days or, where permitted by law, installed for 60 days prior to the date when billing can begin. As a result, billing on loan agreements generally begins the first cycle date in the next calendar month after the solar energy system has been installed or placed in service.

•Monitoring and Servicing. Our monitoring systems utilize cellular or internet connections that allow us to confirm the continuing operation of the solar energy system and energy storage system (if applicable) and with that information, solve maintenance issues through our dealers, third-party service providers or our own personnel. We also collect performance data to improve our pricing, generation estimates and services for our customers.

Our Relationships With Our Dealers

We carefully recruit our dealers, who must meet and maintain our standards to be an approved dealer. Qualifications to be a dealer include: experience in the solar industry (or success in complementary industries such as home security, heating, ventilation and air-conditioning, electrical services, and satellite television), experienced and appropriately certified employees (including multiple installation teams) and possession of applicable licenses. We also perform a review of the prospective dealer's financial condition as part of our recruitment process, a background check on the principal owners of the organization and a careful review of the dealer's online and local reputation. Upon engagement, the dealer enters into a standard dealer agreement with us, which may be amended from time to time, that sets ongoing standards for operations and payment obligations based on different milestones for each project. We provide training, field support and continuing education to help our dealers operate efficiently. This includes training related to our processes, standards and services platform, sales training and compliance education regarding applicable rules and regulations. We actively review our dealers' performance and compliance with our requirements to determine whether to terminate our relationship with any dealer that is unable to meet our performance standards.

We devote significant resources to maintaining and expanding our relationships with existing dealers. Although most of our dealer agreements allow the dealer to sell services and products from our competitors, we believe dealers find our proprietary technology and operations platform, established supply chain group, commitment to training, quality of service, corporate balance sheet and prompt payment to be incentives to prioritize selling our services. Furthermore, many of our dealers may be hesitant to work with our competitors that have developed internal sales and installation personnel that may compete with certain aspects of the dealer's business. Taken as a whole, we believe these considerations promote long-lasting relationships with our dealers.

For the years ended December 31, 2022 and 2021, Trinity Solar, Inc. ("Trinity") accounted for approximately 19% and 15% of our net originations, respectively. In October 2022, we amended our agreement with Trinity pursuant to which Trinity has agreed to perform services or work exclusively for us for sixty-six months to March 31, 2028 (the "Exclusivity Period"), with certain exceptions, including (a) the sale of solar energy systems, energy storage systems, generators or electric vehicle chargers ("Agreed Products") to individuals on a "cash" basis that do not involve private financing marketed by Trinity, (b) the sale of Agreed Products to individuals who, based on their credit score(s) and other relevant attributes, Trinity reasonably determines do not qualify under our credit and underwriting standards then in effect and (c) the sale of Agreed Products pursuant to customer agreements executed prior to the date of the amendment to the dealer agreement. The amendment permits immaterial failures to comply with the foregoing exclusivity obligations provided that such failures are inadvertent, made without knowledge and/or intent of Trinity's management, and provided that such failures do not account for more than 2% of Trinity's installations in any single year during the Exclusivity Period. In addition, Trinity may install Agreed Products for our competitors in instances in which Trinity has available installation capacity, and, following notice to us that such capacity is available, we can either indicate that we do not intend to use such installation capacity or fail to timely respond to the notice. Trinity's exclusivity obligations do not apply to new roofs or roof replacements, or to Agreed Products sold for commercial applications. Under this arrangement, we have agreed to provide bonuses to Trinity in the amount of $12.9 million for the six month period ending March 31, 2023 and $30.0 million for each of the five subsequent year-long periods. The bonus payments are subject to a true-up payable by (a) us if Trinity exceeds 120% of its annual target or (b) Trinity if it does not meet at least 80% of its annual target, though we will not owe Trinity a true-up for its first year performance under any circumstances. The annual installation targets increase by approximately 2.3% to 7.1% each year. Unlike most of our dealer agreements, the arrangement with Trinity does not permit the parties to terminate for convenience and only permits termination in specified circumstances including material breach (subject to applicable cure periods), prolonged force majeure events, a change of control, certain insolvency events or mutual agreement. For purposes of the Trinity agreement, "change of control" means (a) the sale of all or substantially all of the assets of a party or (b) any merger, acquisition or other transaction or series of transactions that results in any "person" becoming the "beneficial owner" (as those terms are used in Section 13(d), Rule 13d-3 and Rule 13d-5 of the Exchange Act of more than fifty percent of the voting securities of a party (subject to certain exclusions). Additionally, the arrangement provides for a liquidated damages payment of the greater of $50.0 million or the sum of all remaining annual bonus payments at the time of the termination by the applicable party in the event of termination for material breach, certain insolvency events of or wrongful termination by the other party.

We have similar contractual arrangements with several other key dealers and third parties. For certain other dealers and third parties, substantially all of the solar service agreements originated by such dealers and third parties are Sunnova agreements, although they are under no exclusivity arrangement. During the year ended December 31, 2022, Lennar and Windmar PV Energy, Inc ("Windmar Energy") accounted for 15% and 13%, respectively, of our net originations. During the year ended December 31, 2021, Lennar and Windmar Energy accounted for 20% and 11%, respectively, of our net originations. No dealer or third party other than Trinity, Lennar and Windmar Energy accounted for more than 10% of our net originations during 2022 or 2021.

Direct Sales

We have established an inside sales team to market and sell a limited set of products and services in circumstances where there is no existing relationship between a potential customer and our dealers to market on our behalf. This sales team is primarily focused on selling stand-alone solutions, such as Sunnova Protect Services, Sunnova +SunSafe and financing for electric vehicle chargers, generators and other supplements as requested by consumers. In most cases, these services will be directed to a third-party installer in our dealer network, as required, for the installation of any equipment.

Commercial Sector

We have established a division to serve commercial, industrial, agricultural, not-for-profit and public sector customers. This division is primarily focused on offering stand-alone solutions, such as solar energy systems, energy storage systems and electric vehicle chargers as requested by customers, through a lease agreement, loan agreement or cash purchase.

Grid Services

We have developed relationships with various independent system operators, utilities, community choice aggregators and others, seeking to provide them with specialized grid services so these grid participants can more efficiently conduct their operations. Examples of these services include demand response as well as grid capacity and voltage management. These grid programs can make use of the solar energy systems, energy storage systems and other technologies installed in customer homes and businesses and managed by us via a centralized platform and internally developed software. By providing grid services, we seek to earn additional revenue, improve grid resiliency and operations where our customers are located, and lower the cost of power to our customers.

California Microgrid Application

In September 2022, we applied to the California Public Utilities Commission ("CPUC") for a certificate to own and operate community microgrids in California. This effort, if successful, would allow us to enter into the regulated utility sector of electric service. Our application focuses on microgrids for new communities where the installation of the microgrid can be performed together with the construction of the new community. In February 2023, an administrative law judge issued a proposed decision to deny our application, which will be considered by the CPUC in its decision regarding our application. If the application is granted, we will pursue the construction of behind-the-meter solar energy systems and energy storage systems that are integrated with community-scale front-of-the-meter solar energy systems, energy storage systems, backup generation systems and distribution and microgrid controls, which together will be used to serve the electric requirements for the entire community. The microgrids are expected to be connected to the larger grid so we can provide supplemental electricity to our customers from the wholesale market and sell excess electricity and related products to the same market.

Software Platforms

We have developed cloud-based technology platforms for origination, installation, administration, orchestration and servicing of our energy solutions. Our proprietary dealer, customer and energy management software supports customers, dealers and internal users in the sale, installation and management of our products and services. The platforms leverage cloud-based infrastructure and software capabilities using multiple third-party providers, including Salesforce, Amazon Web Services, Heroku and FinancialForce. The platforms are compatible with multiple end-user device types, including smartphone, tablet and desktop/laptop interfaces.

Our key software systems include:

•Sunnova CatalystTM Dealer Platform: Sunnova Catalyst enables dealers to manage leads, design systems, generate quotes and create contracts, plan sets and commissioning packages through a combination of web, tablet and mobile device interfaces. As part of the quoting feature set, customer pricing is delivered by a combination of cloud-based technologies including Genability, PV Watts (a service of the National Renewable Energy Laboratory) and proprietary applications running on Amazon Web Services and Heroku. We enable dealers to generate solar service agreement and proposal documents on demand for presentation to prospective customers. Each completed quote is transferred into Salesforce for solar service agreement generation, customer access and reporting. Sunnova Catalyst also includes features to streamline the approval process for the design and installation of solar energy systems, track install progress and establish a standard process for ongoing service and warranty management.

•Sunnova App and Portal: Sunnova App and Portal are our mobile and web experiences for customers. The mobile and web apps enable customers to view their solar energy systems' production history, view energy storage system data, pay their bills, manage their account and contact information, make referrals and contact our customer service team. Sunnova App is available for both Android and iOS.

•Sunnova SentientTM: Sunnova Sentient is our proprietary platform for energy awareness, intelligence and control. Sunnova Sentient powers Sunnova Adaptive solutions for homes, businesses and communities. We are incorporating Sunnova Sentient into our dealer and customer platforms to recommend customer-specific energy solutions and optimize customer products and services.

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

Customer Agreements

Sunnova Service	Agreement Type(s)	Sunnova Plan(s)	Description	Initial Term
Sunnova Home Solar Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system	25 years
		LeasePlus New Home Solar Plan		20 or 25 years
Prepaid LeasePlus New Home Solar Plan
		Solar Benefits Agreement		20 years
	PPA	Easy PlanTM PPA	Sale of solar energy production	25 years
		Solar 20/20 PlanTM Agreement & Covenants		20 years
Fixed Rate Power Purchase Agreement
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system	10, 15 or 25 years
Sunnova SunSafe® Solar + Battery Storage Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system and energy storage system	25 years
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system and energy storage system	10, 15 or 25 years
Sunnova +SunSafe® Add-on Battery Service	Loan	Easy Own PlanTM equipment purchase	Sale of energy storage system to be used with an existing solar energy system	10, 15 or 25 years
Sunnova Loan	Loan	Easy Own PlanTM equipment and services	Financing of energy-related products and services independent of a solar energy system	1 to 11 or 20 years
Sunnova Protect Service	Service Plan	Sunnova Protect Service	Monitoring and service agreements for non-Sunnova solar energy systems	1, 5, 10 or 20 years
Sunnova Repair Service	Repair Service	Sunnova Repair Service	Repair service agreements for Sunnova and non-Sunnova solar energy systems	1 year
Accessory Purchase and/or Roof Replacement	Loan	Easy Own PlanTM equipment purchase	Accessory purchase and/or roof replacement (partial or full) when combined with either a Home Solar Service or Sunnova SunSafe Solar + Battery offering	10, 15 or 25 years

We focus on growing a geographically diverse customer base with a strong credit profile. We perceive our recurring customer payments as high-quality assets given the broad and relatively inelastic demand for electricity and because our customers typically have high credit scores. As of December 31, 2022, our customers had, at the time of signing the solar service agreement, an average FICO® score of 739. The purpose of our stringent credit approval policy is to ensure reliability of collecting payment over the duration of the solar service agreements. As of December 31, 2022, approximately 0.9% of our customers were in default (over 120 days past due) under their solar service agreements.

Our solar service agreements typically have an initial term ranging from 10 to 25 years. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years via two five-year or one 10-year renewal options. The customer is obligated to make monthly payments to us, and we operate and maintain the solar energy system and energy storage system, if applicable, in good condition throughout the duration of the agreement. Under our lease agreements and PPAs, the customer's monthly payment or price per kilowatt hour ("kWh") is set based on a calculation that takes into account the life of the equipment and/or expected solar energy generation. The customer has an option of choosing a flat rate without an escalator or a lower initial rate with an escalator. As of December 31, 2022, approximately 44% of our lease agreements and PPAs contained a price escalator, ranging from 0.9% to 3.0% annually.

Our solar service agreements are designed to offer the customer energy cost savings and bill stability relative to centralized utility prices, often resulting in an immediate reduction in the customer's overall utility bill, with little or no upfront costs. We provide our services through long-term solar service agreements in the following formats:

•Lease Agreements. Under the Easy Plan equipment lease, the customer leases a solar energy system from us at a fixed monthly rate that is typically subject to annual escalation. Under the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. Under the Prepaid LeasePlus New Home Solar Plan, the lease is prepaid upfront for the term of the lease. The Solar Benefits Agreement is offered to customers in certain states and like the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. We own, operate and maintain the solar energy system under our lease agreements. In most cases, lease agreements include a performance guarantee under which we will refund payments or credit the customer if the solar energy system fails to meet a guaranteed minimum level of power production for specified time periods.

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

•Energy Storage Systems. Our Sunnova SunSafe program offers customers the option of a solar energy system integrated with a solar storage system. The customer can either choose an Easy Plan equipment lease or Easy Own Plan equipment purchase plan. These are similar to our Easy Plan equipment lease and Easy Own Plan equipment purchase for home solar services but include energy storage systems with the solar energy system. The customer may select a term of 10, 15 or 25 years for the Easy Own Plan equipment purchase. These agreements have a production guarantee for the solar energy system, similar to the home solar service Easy Plan equipment lease and Easy Own Plan equipment purchase plans, except in Guam, Saipan, Hawaii, Puerto Rico and Florida. Additionally, we offer the Sunnova +SunSafe agreement to existing customers in several states and territories, under which the customer purchases an energy storage system (to be used in connection with an existing solar energy system) from a dealer using financing provided by us. Under the Sunnova +SunSafe agreement, the customer repays the amount financed plus a finance charge through monthly payments for a term of 10, 15 or 25 years.

•Sunnova Loan. The financing of energy-related products and services independent of a solar energy system was launched in the fourth quarter of 2021 to meet evolving and expanding customer needs (e.g. electric vehicle charging, home automation, security and energy management). We have established a niche amongst pure financing competitors by providing energy-related products and services with competitive rates and tenors. Where applicable, our products come with a standard manufacturer’s warranty on equipment. Our Sunnova Loan offering gives our dealers the flexibility to offer additional products and services to customers outside of a traditional solar loan. Customers may select a pre-defined term ranging from 1 to 11 years.

•Sunnova Protect Services. For solar energy systems not owned or sold by us, our Sunnova Protect Services agreements provide customers maintenance and repairs as well as system monitoring and diagnostics. We provide two levels of service: (a) Basic, which is monitoring only and (b) Premium, which is monitoring plus repair and/or replacement of all equipment under a manufacturer's warranty. The customer may select the level of service and a term of 1, 5, 10 or 20 years. Prior to commencing coverage, we will run a diagnostic evaluation on the customer's solar energy system and will identify any underperforming equipment and estimate production. The customer may elect to repair underperforming equipment, on a time and materials basis, so that it may be included in the coverage going forward. Should the customer decline to repair the underperforming equipment, it will not be covered under the Sunnova Protect Services agreement.

•Sunnova Repair Services. Through our Sunnova Repair Services, we provide repairs to solar energy systems and energy storage systems for out of warranty system repairs or to owners of solar energy systems and energy storage systems not owned or sold by us who do not have a service provider. Additionally, Sunnova Repair Services can address repairs not covered by warranties for both solar energy systems and energy storage systems owned or sold by us and solar energy systems and energy storage systems not owned or sold by us. The variety of repairs that Sunnova Repair Services may provide includes assessment and troubleshooting, warranty administration, warranty fulfillment, preventative maintenance and repair and replacement of equipment. Additionally, suppliers and financiers subscribe to Sunnova Repair Services for repairs on their behalf.

•Accessory Purchase and/or Roof Replacement. Customers have the option to purchase add-on accessories and services, including main panel upgrades, tree trimming, electric vehicle chargers and roof replacements, with financing options when bundled with a new Sunnova Home Solar Service or Sunnova SunSafe Solar + Battery Storage Service agreement.

As of December 31, 2022, approximately 24% of our customers had lease agreements, approximately 28% had PPAs, approximately 28% had loan agreements and approximately 17% had service plan agreements.

We have developed a standardized protocol and set of policies to qualify potential customers. During the solar energy system origination phase, we review the customer's credit application for compliance with our credit standards. Solar service agreements that are accepted must comply with our underwriting standards, which emphasize the prospective customer's ability to pay and the value of the customer's estimated savings under the solar service agreement compared to traditional utility rates. The exceptions are prospective purchasers of homes subject to the Easy Plan equipment lease, LeasePlus New Home Solar Plan, the Prepaid LeasePlus New Home Solar Plan, the Solar 20/20 Plan Agreement & Covenants and the Fixed Rate Power Purchase Agreement. These customers are not subject to credit checks and these agreements are freely transferable.

We maintain reporting and controls in place to monitor the timeliness of customer payments. As of December 31, 2022, approximately 88% of all payments received pursuant to our solar service agreements are collected via Automated Clearing House payments (i.e., the funds are deducted automatically on a monthly basis from the customer's bank account), approximately 7% are collected via automatic recurring credit card payments and approximately 5% are collected through non-recurring means. If a customer becomes delinquent on one or more monthly installment payments, we typically begin a collection process with respect to the customer.

In the event a customer elects to sell his or her home or business, the customer's solar service agreement may be transferred to the prospective purchaser through prescribed reassignment procedures, subject to certain conditions related to the prospective purchaser's creditworthiness. To initiate the reassignment process, the customer must notify us of the pending sale, after which we will provide a copy of the solar service agreement, including any amendments, to the prospective purchaser. The prospective purchaser will then be required to complete a customer profile and a credit application. With the exception of customers originated through our homebuilder channel, each prospective purchaser's FICO® Score and Experian TEC (Telecommunications, Energy and Cable) Score will be evaluated on the same basis as a customer in a new origination and will be evaluated by our computer auto-decisioning system.

In the event a prospective purchaser does not meet our credit criteria or elects not to be subject to such credit inquiry, the current customer will be required to prepay the solar service agreement in full or the prospective purchaser will be required to provide a security deposit in cash in accordance with such customer's solar service agreement or our transfer policy prior to the approval of the reassignment. Each such security deposit is held in a separate account until the earlier of (a) the time at which the prospective purchaser satisfies our established credit criteria or (b) upon 12 consecutive months of on-time payments following the date of reassignment.

On a case-by-case basis, we may remove a solar energy system and, if applicable, energy storage system from the property on which it is installed if, among other reasons, the solar service agreement is canceled or otherwise terminated, the customer or solar energy system and energy storage system is relocated, any of the component parts are damaged or the new home or business owner rejects the reassignment of the solar service agreement upon location transfer, if applicable.

Monitoring and Maintenance Service and Warranties

Our solar service agreements typically are accompanied by a warranty and/or monitoring and service agreement. The warranty and monitoring services provided with each type of solar service agreement vary but can include operations and maintenance, equipment repairs, monitoring or site power controls and management for both supply and demand. Additionally, our Sunnova Protect program offers monitoring, service and facilitation of repairs across two tiers of service for solar energy systems owned by the home or business owner and installed by a third party.

Regardless of the type of our solar service agreement, we provide ongoing service during the entire term of the customer relationship, including monitoring, maintenance and warranty services of the solar energy system and energy storage system, if applicable. We have an operations and maintenance administration organization consisting of administration staff and a dedicated monitoring and production team that evaluates the solar energy systems' and energy storage systems' performance daily. When a performance or operation issue is detected via our monitoring system, we provide or arrange for troubleshooting or field services as necessary. We rely on our own personnel and our dealer network to complete the field services required to maintain the solar energy systems. After completion of the resolution steps, the maintenance administration organization verifies remotely the issue has been resolved and the system or energy service is performing as expected.

Additionally, customers under our solar service agreements receive a range of warranties on the related solar energy systems and energy storage systems, including warranties for module production and against defects in workmanship and against component or materials breakdown. We also provide the customers with a warranty on roof penetrations of up to 10 years in compliance with applicable state, territorial or local law. Through our agreements with our dealers, the dealer is generally obligated, at its sole cost and expense, to correct defects in its installation work for a period of up to 10 years and provide a roof warranty on roof penetrations of 5 to 10 years. Furthermore, we provide a pass-through of the solar photovoltaic panel manufacturers' warranty coverage to our customers, generally of 25 years, and of the inverter and energy storage system manufacturers' warranty coverage, typically of 10 to 25 years. We typically exercise our rights under the manufacturer's equipment warranties or dealer installation warranties before incurring direct charges or costs. Many service expenses are borne by our dealers and not us directly because of the workmanship warranty provided by the dealers to us. Additionally, many component costs are covered by manufacturer warranties.

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

Government Regulations

While we are not regulated as extensively as a public utility where our business is conducted in the U.S., we are subject to various national, state, territorial and other local regulatory regimes. For example, in California and New York, we are subject to regulations concerning marketing and contracting promulgated by state public utility commissions. In some states, such as Arizona and Florida, we are limited to offering only a lease agreement or a loan agreement to homeowners and are prohibited from offering a PPA, which is deemed a retail sale of electricity in such states and can only be made by a regulated utility. In Puerto Rico, we are subject to regulation as an electric power company by the PREB and are required to comply with certain filing, certification, reporting and annual fee requirements. Regulation by the PREB as an electric power company does not currently subject us to centralized utility-like regulation or require the PREB's approval of charges to customers.

To operate the solar energy systems and energy storage systems, our dealers work with customers to obtain interconnection permission from the applicable local electric distribution utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed solar energy systems and related energy storage systems to the electric utility's local distribution system. In some states, such as New Jersey and Massachusetts, certain utilities, such as municipal utilities or electric cooperatives, are exempt from some interconnection requirements. Provided that the system and energy, if applicable, qualify for the standardized procedures based upon size, use of industry-standard components, location on a suitable local network and other applicable requirements, utilities in such states or territories are required to interconnect qualifying solar energy systems and energy storage systems on an expedited basis relative to non-qualifying systems. Expedited procedures, when available, streamline the installation and interconnection process for solar energy systems and energy storage systems to begin operating. In the U.S. states and territories in which we operate, our dealers typically obtain interconnection permission on behalf of us and our customers using standardized interconnection procedures.

In certain states, such as California, independent solar energy producers who enter into lease agreements, PPAs or loan agreements with home and business owners for solar energy systems are required to make certain disclosures to the home or business owner regarding the solar energy system and the terms of the agreement and record a notice against the title to the real property on which the electricity is generated and against the title to any adjacent real property on which the electricity will be used. The notice does not constitute a title defect, lien or encumbrance against the real property.

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

We and our dealers are also subject to laws and regulations related to interactions with consumers, including those pertaining to sales and trade practices, privacy and data security, equal protection, consumer financial and credit transactions, consumer collections, mortgages and re-financings, home or business improvements, trade and professional licensing, warranties and various means of customer solicitation, as well as specific regulations pertaining to solar installations.

For a discussion of these and other regulatory requirements, see "Risk Factors—Risks Related to Regulations".

Government Incentives

U.S. federal, state, territorial and local governments have established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems and energy storage systems from property tax assessments, system performance payments, accelerated depreciation and net energy metering, or net metering, programs. These incentives make solar energy system and energy storage system ownership more attractive to some home and business owners and enable us to charge our customers lower prices to purchase energy generated by our solar energy systems and energy storage systems or to lease or purchase our solar energy systems and energy storage systems than they would normally be expected to pay for utility-provided energy. These incentives also help catalyze private sector investments in solar energy and efficiency measures, including the installation and operation of residential and commercial solar energy systems and energy storage systems.

Net metering is one of several key policies that have enabled the growth of distributed solar in the U.S., providing significant value to certain customers with solar energy systems for the electricity generated by their systems but not directly consumed on site. Net metering allows a customer to pay the local electric utility only for power usage net of excess production from the customer's solar energy system. Customers receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home or business, which is provided to the electrical grid. The credit offsets energy usage incurred by the customer at times when the customer requires more electricity than is generated by the solar energy system. In many markets, this credit is equal to the residential retail rate for electricity and in other markets the rate is less than the retail rate and may be based, for example, in whole or in part on the centralized electric utility's "avoided cost" for electricity that it would have had to generate or purchase at wholesale to meet the customer's demand. Furthermore, when coupled with a time of use rate program in certain electric utility territories, a home or business owner may offset usage billed at lower rates with net metering credits provided at a higher rate.

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

Net metering and other incentive programs are subject to legislative and regulatory review in many states and territories in which we operate, and the availability and value of these programs could be limited, reduced or phased out. Some states such as Arizona, Nevada, California and Kentucky have reduced their net metering credits. Further reviews by these states and others are anticipated and the subsequent amount of net metering credits will continue to be assessed over the next few years in states that have net metering policies. For example, net metering rates in Puerto Rico and South Carolina are up for consideration currently or over the next few years.

In December 2022, the CPUC approved a successor program to its current net metering program that reduces the value of net metering credits from the retail rate to an avoided cost rate for customers that will have solar energy systems installed on their homes and businesses over the next five years. Customers will also be placed on an electrification rate. Residential customers located in the territories of two of the investor-owned utilities will also receive small adders to the avoided cost rate, while the residential customers in the territory of the third investor-owned utility, as well as new homes and commercial customers in all three of the service territories, do not receive any adders. In addition, it may only be possible for customers to realize savings from installing solar energy systems compared to the utility retail rate by adding storage to their solar energy systems or undersizing them so exports are limited. The decision goes into effect in April 2023.

New York is working on developing an alternative to net metering through a Value of Distributed Energy Resources credit that would allow certain customers to receive direct monetary compensation as opposed to a net metering credit. This program was expected to be implemented in 2021 but has been delayed due to not enough utilities having deployed smart meters that would enable an accurate valuation of distributed energy production. New York is keeping net metering in place with a nominal customer benefit charge added for solar customers who have solar energy systems installed after January 1, 2022, although that charge is undergoing a legal challenge and legislation has been introduced that would eliminate it entirely. As a result of the Definitive Restructuring Support Agreement ("DRSA") between the PREPA and its creditors submitted in May 2019, which is currently pending before the U.S. District Court for the District of Puerto Rico, net metering customers in Puerto Rico may be impacted by transition charges and other requirements. Several legislators publicly oppose the DRSA and negotiations on the DRSA continued throughout 2022.

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

Some state and territorial governments, centralized electric utilities, municipal utilities and co-operative utilities offer a cash rebate or other payment incentive for the installation and operation of a solar energy system or energy storage system or to customers undertaking other energy efficiency measures. Capital cost or "up-front" rebates provide funds to solar customers or developers or solar energy system owners, such as us, based on the cost, size or expected production of a customer's solar energy system. Performance-based incentives and tariff-based incentives provide payments to solar customers or a solar energy system owner based on the energy generated by the solar energy system during a pre-determined period. These rebates and payment incentives, when available, improve the economics of distributed solar to both us and our customers.

The economics of purchasing a solar energy system and energy storage system are also improved by eligibility for accelerated depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the IRS. This accelerated schedule allows a taxpayer to recognize the depreciation of tangible solar property on a five-year basis even though the useful life of such property is greater than five years. The acceleration of depreciation creates a valuable tax benefit that increases the return on investment from a solar energy system and energy storage system. We benefit from accelerated depreciation on the solar energy systems and energy storage systems we own.

The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and, for projects that begin construction after December 31, 2024, under Section 48E (the "Section 48E ITC") as well as residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve President Biden's non-binding target of net-zero emissions by 2050. The IRA extends the investment tax credit for eligible solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with the Section 48E ITC, a new clean energy investment tax credit, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements to benefit from the full 30%. Following passage of the IRA, retroactive to the beginning of 2022, we are able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems whether attached to a solar energy system or stand-alone.

The IRA also allows qualifying homeowners who purchase a residential solar energy system and/or energy storage system to deduct up to 30% of the cost of installing those systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar energy system and/or energy storage system to homeowners. Under the terms of the current extension, the Section 25D Credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034 and further reduce to 0% after the end of 2034, unless it is extended before that time.

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

Suppliers

The major components of the solar energy systems include (a) solar photovoltaic panels that turn sunlight into direct current ("DC") electricity, (b) inverters that convert solar-generated DC electricity into alternating current ("AC") electricity, the form of energy used by most standard household appliances, (c) racking systems that attach the solar photovoltaic panels to the roof or ground, (d) a remote monitoring system that measures and monitors all energy generated by the solar energy system and provides alerts about system performance and (e) in some cases, an energy storage system that stores excess energy generated by the photovoltaic panels to supplement energy supply during hours when energy consumption exceeds energy produced by the photovoltaic panels. The solar energy system may also be connected to the electrical grid or other supplemental energy sources, such as fuel cells and generators, with additional wiring and electrical hardware.

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

For installations of solar energy systems on new homes or businesses, we negotiate pricing directly with the manufacturers for all components used in the solar energy systems. Based upon our production planning model, we position and deliver the material on a just-in-time basis to our dealers to meet the builder requirements.

We evaluate and qualify our manufacturers and their product offerings based on total cost of ownership, reliability, warranty coverage, credit quality and other factors. All equipment must be listed on the California Energy Commission's SB1 List of Eligible Equipment. All approved solar photovoltaic panels must have a minimum 25-year power warranty and 10-year workmanship warranty. We also require approved solar photovoltaic panels to undergo extended reliability testing as an indication of a 25-year or greater lifetime. Beginning in April 2016, we required all our manufacturers carry a 25-year warranty, or offer a warranty extension to 25 years, on all product offerings to be eligible for inclusion on our approved vendor list. Prior to April 2016, we sourced inverter manufacturers offering a warranty of no less than 10 years. All approved racking systems are required to be solar energy system Fire Class Rated "A" with a Type 1 module per California Fire requirements. Additionally, the racking system must have a Professional Engineers stamp as proof of structural analysis and wind speed certification and the racking system must be certified as conforming to the integrated grounding and bonding requirements of UL Subject 2703. All replacement parts and components must meet or exceed the same standards as those of the original installation.

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

Oversight and Management

We recognize the diversity of our customers, employees and communities, and believe in creating an inclusive and equitable environment that represents a broad spectrum of backgrounds and cultures. Working under these principles, our human resources department is tasked with managing employment-related matters, including recruiting and hiring, onboarding and training, retention, employee relations, compensation and benefits planning, performance management and professional development. Our Board and its committees provide oversight on certain human capital matters, including our inclusion and diversity programs and initiatives. Our management team regularly reports to the Board regarding programs and initiatives, including compensation, healthcare and other benefits, turnover and retention, as well as our management development and succession planning practices and strategies. Our audit committee works closely with our enterprise risk management function to monitor current and emerging labor and human capital management risks and to mitigate exposure to those risks. Our nominating and corporate governance committee has oversight of our environmental, social and corporate governance practices and procedures and regularly evaluates the effectiveness of our social responsibility policies, goals and programs, which also include employee-related issues. Our compensation and human capital committee has oversight of the development, implementation and effectiveness of all pay and benefit programs, as well as succession planning. These reports and recommendations to the Board and its committees and their oversight are part of the broader framework that guides how Sunnova attracts, retains and develops a workforce that aligns with our values and strategies.

Each employee is required to complete certain compliance training each year that reinforces company policy and culture, including our anti-harassment and anti-discrimination policies. We regularly conduct anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities and improvements on how we could make our company an employer of choice. The results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. Our management and cross-functional teams also work closely to evaluate human capital management issues, such as retention, harassment and bullying and safety, as well as to implement measures to mitigate these risks. Our Chief Executive Officer ("CEO") regularly holds townhalls with employees to discuss operating results, announce important initiatives, recognize employees for years of service milestones and respond to employee questions. Employees are also encouraged to report compliance and ethics issues through our anonymous hotline if they feel uncomfortable speaking directly to their supervisor or management.

Comprehensive Benefits

We believe in investing in our workforce by offering competitive salaries and wages. We also offer comprehensive and competitive benefits to protect the health, wellbeing and financial security of our employees. To foster a stronger sense of ownership and align the interests of employees with our stockholders, eligible non-executive employees are able to participate in our broad-based stock incentive program and all employees are eligible to participate in our employee stock purchase plan.

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

Safety

We take our responsibility to ensure the health and safety of our employees very seriously. Our objective is for each of our employees and contractors to go home each day free from work-related accidents and injuries, which are costly and often preventable. To that end, we have developed a detailed safety program that includes, but is not limited to, protocols and procedures governing working at heights, roof safety, motor vehicle safe driving operations, electric shock mitigation and pre-storm weather hazard monitoring in the areas in which we operate.

Employee Base

As of December 31, 2022, we had 1,170 full-time employees and 1,173 total employees. We also engage independent contractors and consultants. We are not party to any collective bargaining agreements and have not experienced any strikes or work stoppages.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our annual audited consolidated financial statements ("consolidated financial statements") and related notes, before deciding to invest in our common stock. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations. If any of the risks actually occur, they may materially and adversely affect our business, financial condition, cash flows and results of operations. In this event, the trading price of our common stock could decline and you could lose all or part of your investment in us.

Risks Related to Our Business

Historically, we have incurred operating and net losses and we may be unable to achieve or sustain profitability in the future.

We incurred operating losses of $81.5 million, $54.9 million and $35.8 million and net losses of $130.3 million, $147.5 million and $307.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. These historical operating and net losses were due to a number of factors, including increased expenses to fund our growth and related financing needs. We expect to incur significant expenses as we finance the expansion of our operations and implement additional internal systems and infrastructure to support our growth. We do not know whether our revenue will grow rapidly enough to absorb these costs. Our ability to achieve profitability depends on a number of factors, including:

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
•    solar energy technology being available at economically attractive prices as a result of factors outside of our control, including utility prices not rising as quickly as anticipated;
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

Additionally, dependence on any one dealer or small group of dealers further concentrates our exposure to risks related to termination of the dealer arrangement, poor service provided by such dealer, the deterioration in financial condition of the dealer and other risks inherent in such a relationship. For the years ended December 31, 2022, 2021 and 2020, Trinity accounted for approximately 19%, 15% and 28% of our net originations, respectively. Although we have entered into a sixty-six month exclusivity agreement with Trinity, pursuant to which Trinity may only originate solar service agreements for us, there are various exceptions to this obligation. For a discussion of exclusivity arrangements with certain of our dealers, see "Business—Our Relationships with Our Dealers".

If we or our dealers fail to hire and retain a sufficient number of employees and service providers in key functions, our growth and our ability to timely complete customer projects and successfully manage customer accounts would be constrained.

To support our growth, we and our dealers need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians and sales and project finance specialists. Competition for qualified personnel in our industry has increased substantially, particularly for skilled personnel involved in the installation of solar energy systems. We and our dealers also compete with the homebuilding and construction industries for skilled labor. These industries are cyclical and when participants in these industries seek to hire additional workers, it puts upward pressure on our and our dealers' labor costs. Companies with whom our dealers compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. As a result, our dealers may be unable to attract or retain qualified and skilled installation personnel. The further unionization of our industry's labor force or the homebuilding and construction industries' labor forces could also increase our dealers' labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our dealers' costs. Further, we need to continue to increase the training of our customer service team to provide high-end account management and service to home and business owners before, during and following the point of installation of our solar energy systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards we have established. If we are unable to hire, develop and retain talented customer service or other personnel, we may not be able to grow our business.

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

As of December 31, 2022, approximately 33%, 16% and 12% of our customers were located in California, Puerto Rico and New Jersey, respectively. In addition, we expect much of our near-term future growth to occur in these same markets, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. See "—Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. Weakness in the fiscal health of the government and PREPA, the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the PREB" and "General Risk Factors—We are not able to insure against all potential risks and we may become subject to higher insurance premiums". Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations. In addition, all of our current solar energy systems are located in the U.S. and its territories, which makes us particularly susceptible to adverse changes in U.S. tax laws.

Our corporate and operational headquarters is located in Houston, Texas, an area that has a heightened risk of hurricanes and other natural disasters. We may not have adequate insurance, including business interruption insurance, to compensate us for losses that may occur from any such significant events. A significant natural disaster, such as a hurricane, a public health crisis, such as a pandemic, or civil unrest could have a material adverse impact on our business, results of operations and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our dealers' businesses or the economy as a whole. To the extent these disruptions result in delays or cancellations of installations or the deployment of our solar service offerings, our business, results of operations and financial condition would be adversely affected.

Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. Weakness in the fiscal health of the government and PREPA, the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the PREB.

Puerto Rico is a significant market for our business, representing 16% and 13% of our customers as of December 31, 2022 and 2021, respectively, and has suffered from significant economic difficulties in recent years. As a result of the continued weakness of the Puerto Rico economy, liquidity constraints and a lack of market access, the credit ratings of the Puerto Rico government's general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, including PREPA, are non-investment grade by Moody's, S&P and Fitch Ratings.

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

Although Puerto Rico had already suffered from economic difficulties in recent years, Hurricane Fiona in 2022 and Hurricanes Irma and Maria in 2017, catastrophic weather events whose effects have been long enduring, earthquakes in the southwest of the island beginning in 2019 and continuing through 2020 and the COVID-19 pandemic have caused significant additional disruption to the island's electric grid and economic activity. The continued weakness of the Puerto Rico economy has strained the fiscal health of the government, which may create uncertainty that may adversely impact us. Furthermore, the future financial condition and prospects of PREPA are uncertain, which could negatively impact the availability and the reliability of Puerto Rico's electrical grid and adversely impact our operations on the island.

In 2018, the government of Puerto Rico enacted legislation that set in motion the privatization of PREPA. Said legislation governs the establishment of public-private partnerships ("P3") with respect to the concession for the distribution and transmission assets, services and facilities of PREPA, including its generation assets. In the summer of 2020, the government of Puerto Rico signed a 15-year P3 agreement with LUMA Energy, LLC to operate, maintain and modernize PREPA's electric transmission and distribution system. Moreover, in November 2020, the government announced that several companies had been qualified as part of the procurement process related to the Request for Qualifications for the management and operation of PREPA's legacy generation assets. In January 2023, the management and operation of PREPA's legacy generation assets was awarded to Genera PR, LLC, a wholly owned subsidiary of New Fortress Energy Inc.

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

The PREB has instituted administrative proceedings regarding customer complaints about our Puerto Rican operations, the operations of some of our dealers in Puerto Rico and certain Sunnova policies and procedures related to contract disclosures and invoice disputes in Puerto Rico. At this time, we are unable to determine whether the PREB will seek penalties against us in the future in connection with these proceedings or require a change in our practices and procedures. Based on this matter, the U.S. Better Business Bureau listed Sunnova as not accredited. We have not experienced a material impact as a result of the listing.

The ongoing COVID-19 pandemic and future pandemics could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in and may continue to result in widespread adverse impacts on the global economy. We have experienced some resulting disruptions to our business operations as the COVID-19 virus has continued to evolve and circulate through the states and U.S. territories in which we operate and foreign markets in which we may expand to in the future. We and our dealers modified certain business and workforce practices (including those related to new contract origination, installation and servicing of solar energy systems and employee work locations) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. Such modifications have allowed our dealers to continue to install and us to continue to service solar energy systems, but may also disrupt our operations, impede productivity or otherwise be ineffective in the future. Additionally, there are new and more frequent attempts by malicious third parties seeking to take advantage of our employees while working remotely to fraudulently gain access to our systems, which could cause us to expend significant resources to remediate and could damage our reputation. The complexity of resuming operations in our offices under a hybrid workplace model may adversely impact the productivity, health and well-being of our workforce and exacerbate security and execution risks that could cause us to lose the confidence of our customers and government agencies and harm our revenues and earnings. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, our and our dealers' ability to continue performing installations and service calls may be adversely impacted. A significant or extended decline in new contract origination may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the COVID-19 virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us and our dealers to experience operational delays and may cause milestones or deadlines related to our exclusivity arrangements to be missed. While many countries have lifted or will soon lift such measures, and the United States has announced it will lift such measures in May 2023, if there are additional outbreaks of the COVID-19 virus or other viruses, such measures may be implemented again. To date, we have not received notices from our dealers regarding performance delays resulting from the COVID-19 pandemic; however, we have seen delays in most jurisdictions from whom we must receive permission to operate for our solar energy systems to be placed in service. Worsening economic conditions could result in less favorable outcomes over time, which would impact our future financial performance. Finally, if supply chains become significantly disrupted due to additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are implemented, our ability to install and service solar energy systems could become adversely impacted.

We cannot predict the full impact the COVID-19 pandemic or other pandemics or the significant disruption and volatility currently being experienced in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

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

Additionally, our experience is in the U.S. solar energy system industry and, therefore, we may not be adequately prepared for entry into a new industry vertical, should it occur. As we explore additional opportunities, we can make no assurance that we will be able to accurately forecast demand (or lack thereof) for our products or services or that new industries would be receptive to our products or services. Failure to predict demand or growth accurately in new industries could have a material adverse effect on our business.

Any future international operations may subject us to risks related to currency fluctuations. Foreign currencies periodically experience rapid and/or large fluctuations in value against the U.S. dollar. A weakened U.S. dollar could increase the cost of procurement of raw materials, by our suppliers, from foreign jurisdictions and operating expenses in foreign locations, which could have a material adverse effect on our business and results of operations. Our planned international expansion further subjects us to currency risk.

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

If we are unsuccessful in developing and maintaining our proprietary technology, including our Catalyst software, our ability to attract and retain dealers and customers could be impaired, our competitive position and our ability to raise capital could be harmed and our results of operations and financial position could be harmed.

Our future growth depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, Catalyst. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer's rooftop for solar energy system specifications. In the event our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology.

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
•    multiple, conflicting and changing laws and regulations, including export and import laws and regulations, privacy and data protection laws, economic sanctions laws and regulations, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;
•    laws and legal systems less developed or less predictable than those in the U.S.;
•    changes in general economic and political conditions in the jurisdictions where we operate, including changes in government incentives related to power generation and solar electricity;
•    political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;
•    the negative effects of military conflicts, including the Russian invasion of Ukraine in February 2022, and any escalation or expansion of hostilities;
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
•    deficient or unreliable records related to real property ownership;
•    potentially lower margins due to a lower average income level;
•    fluctuations in currency exchange rates relative to the U.S. dollar; and
•    the inability to obtain, maintain or enforce intellectual property rights, including inability to apply for or register material trademarks in foreign countries, which could make it easier for competitors to capture increased market position.

Doing business in foreign markets requires us to be able to respond to rapid changes in market, legal, political and conflict conditions in these countries. The success of our business will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political environments. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business.

If our allowance for credit losses is not enough to cover actual credit losses from our customer notes receivable portfolio, our results of operations and financial condition could be negatively affected.

We maintain an allowance for credit losses, which is a reserve that represents our best estimate of actual credit losses we may experience in our existing customer notes receivable portfolio. The level of the allowance reflects our continuing evaluation of factors including the financial asset type, customer credit rating, contractual term, vintage, volume and trends in delinquencies, nonaccruals, write-offs and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for credit losses inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting our customers, including the effects of rising inflation in the U.S., new information regarding existing loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. Furthermore, if write-offs in future periods exceed the allowance for credit losses we will need to increase the allowance for credit losses in future periods. Any increases in the allowance for credit losses will result in an increase in net loss and could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, in calculating estimated gross contracted customer value, we discount our future net cash flows at 6% based in part on industry practice and in part on the interest rate obtained on certain recent securitizations. This discount rate might not be the most appropriate discount rate based on interest rates in effect from time to time and industry or company-specific risks associated with these cash flows and the appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital, customer default rates and consumer demand for solar energy systems, among other things. We also assume customer losses of 0% in calculating these metrics even though we expect to have some minimal level of customer losses over the life of our contracts. To illustrate the way in which actual results may change, we present sensitivities around the discount rate and the rate of customer losses, although these sensitivities may not capture the most appropriate discount rate or the rate of customer losses we will experience. For a discussion of estimated gross contracted customer value and the related discount rate and such sensitivities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics—Estimated Gross Contracted Customer Value".

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

Risks Related to the Solar Industry

If sufficient additional demand for solar energy systems does not develop or takes longer to develop than we anticipate, our origination of solar service agreements may decrease.

The distributed solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed solar energy systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to originate additional solar service agreements and related solar energy systems and energy storage systems to grow our business. In addition, demand for solar energy systems and energy storage systems in our targeted markets may not develop to the extent we anticipate. As a result, we may be unsuccessful in broadening our customer base through origination of solar service agreements and related solar energy systems and energy storage systems within our current markets or in new markets we may enter.

Many factors may affect the demand for solar energy systems, including the following:

•    availability, substance and magnitude of solar support programs including government targets, subsidies, incentives, renewable portfolio standards and net metering rules;
•    the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;
•    performance, reliability and availability of energy generated by solar energy systems compared to conventional and other non-solar renewable energy sources;
•    availability and performance of energy storage technology, the ability to implement such technology for use in conjunction with solar energy systems and the cost competitiveness such technology provides to customers as compared to costs for those customers reliant on the conventional electrical grid; and
•    general economic conditions and the levels of inflation and interest rates.

The solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or whether growth anticipated by us will be realized. The failure of distributed solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.

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

A reduction in electric utilities' rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate) could also make our offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from solar energy systems or if similar events impacting the economics of our offerings were to occur, we may have difficulty attracting new customers or existing customers may default or seek to terminate, cancel or otherwise avoid the obligations under their solar service agreements. For example, large utilities in California have started transitioning customers to time-of-use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, customers with solar energy systems are required to take service under time-of-use rates with the later peak period. Moving utility customers to time-of-use rates or the shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could also make our offerings less competitive. Time-of-use rates could also result in higher costs for our customers whose electricity requirements are not fully met by our offerings during peak periods.

Additionally, the price of electricity from utilities may grow less quickly than the escalator feature in certain of our solar service agreements, which could also make our solar energy systems less competitive with the price of electricity from the electrical grid and result in a material adverse effect on our business, financial condition and results of operations.

Our business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilize or increase in the future.

Our business has benefited from the declining cost of solar energy system and energy storage system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system and energy storage system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems and energy storage systems we own, the prices charged for electricity and customer adoption of solar energy. While historically solar energy system and energy storage system components and raw material prices have declined, the cost of these components and raw materials have recently increased and may continue to increase in the future, and such products' availability could decrease, due to a variety of factors, including growth in the solar energy system and energy storage system industries and the resulting increase in demand for solar energy system and energy storage system components and the raw materials necessary to manufacture them, supply chain disruptions, tariff penalties, duties, and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and industry standards, changes in technology, the loss of or changes in economic governmental incentives, inflation or other factors. An increase of solar energy system components and raw materials prices could slow our growth and cause our business and results of operations to suffer. See "—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations".

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

We rely on our dealers to install solar energy systems and energy storage systems, each of whom has direct supplier arrangements. Our dealers purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, approved by us, making us susceptible to quality issues, shortages and price changes. For the year ended December 31, 2022, Hanwha Q-Cells supplied approximately 68% of our solar photovoltaic panels installed and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2021, Hanwha Q-Cells, Longi Solar and REC Solar supplied approximately 52%, 16% and 10%, respectively, of our solar photovoltaic panels installed and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2022, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 57% and 42%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2021, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 64% and 34%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2022, Tesla, Inc. accounted for approximately 94% of our energy storage system purchases. For the year ended December 31, 2021, Tesla, Inc. and Enphase Energy Inc. accounted for approximately 80% and 14%, respectively, of our energy storage system purchases. There are a limited number of suppliers of solar energy system components, instruments and technologies. If one or more of the suppliers we and our dealers rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us and our dealers, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms and our ability and the ability of our dealers to satisfy this demand may be adversely affected. While we believe there are other sources of supply for these products available, a dealer's need to transition to a new supplier may result in additional costs and delays in originating solar service agreements and deploying our related solar energy systems or energy storage systems, which in turn may result in additional costs and delays in our acquisition of such solar service agreements and related solar energy systems and energy storage systems. These issues could have a material adverse effect on our business, financial condition and results of operations.

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

The global shipping industry has experienced and may continue to experience ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs. There has been and may in the future be a shortage of shipping capacity from China and other parts of Asia, and as a result, our dealers’ receipt of imported products may be disrupted or delayed. The shipping industry has also experienced issues with port congestion and pandemic-related port closures and ship diversions. Disruptions related to the global COVID-19 pandemic may continue to affect trans-Pacific shipping from China. The global shipping industry also experienced unprecedented increases in shipping rates from the trans-Pacific ocean carriers due to various factors, including limited availability of shipping capacity. Our dealers may find it necessary to rely on an increasingly expensive spot market and other alternative sources to make up any shortfall in shipping needs.

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

Additionally, if the impacts of the COVID-19 pandemic continue for an extended period of time or worsen, the supply and pricing of our inverters and other goods and therefore the ability of our dealers to install new solar energy systems could be adversely affected. The extent of the impact of the COVID-19 pandemic on our business and operations will depend on, among other factors, the duration and severity of the outbreak, travel restrictions and business closures imposed in China or other countries and their ability to recover from such restrictions when they are lifted, the ability of our suppliers to increase their production of goods in jurisdictions other than China, our ability to contract for supply from other sources on acceptable terms and the willingness of our lenders to permit us to switch suppliers.

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

We agree to maintain the solar energy systems and energy storage systems installed on our customers' homes and businesses during the length of the term of our solar service agreements, which typically range from 10 to 25 years. We are exposed to any liabilities arising from the solar energy systems' failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the agreement. We are the beneficiary of the panel manufacturers' warranty coverage, typically of 10 years for material and workmanship and 25 years for performance, the inverter manufacturers' warranty coverage, typically from 10 to 25 years and the energy storage manufacturers' warranty coverage, typically of 10 years. Furthermore, our dealers provide warranties as to their workmanship. In the event such warranty providers or dealers file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty or maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty or maintenance providers or dealers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. In addition, our warranties are of limited duration, ranging from one year, in the case of certain solar energy system and transformer warranties, to 25 years, in the case of certain panel performance warranties, after the date each equipment item is delivered or commissioned, although the useful life of our solar energy systems is 35 years. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, or if a dealer is unable or unwilling to perform its maintenance obligations, whether as a result of its financial condition or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations.

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

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% - 250%. In November 2021, the U.S. Department of Commerce rejected the petition, citing the petitioners' ongoing anonymity as one of the reasons for its decision. In March 2022, the U.S. Department of Commerce announced it is initiating country-wide circumvention inquiries to determine whether imports of solar cell and modules produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. The Department of Commerce's inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. on February 8, 2022.

While the investigation remains ongoing, in December 2022, the Department of Commerce announced its preliminary determination in the investigation. In its determination, the Department of Commerce found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the Department of Commerce preliminarily found that circumvention was occurring through each of the four

Southeast Asian countries, the Department of Commerce made a "country-wide" circumvention finding, which designates each country as one through which solar cells and modules are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. The Department of Commerce will take a number of additional steps before issuing a final determination. In particular, the Department of Commerce will conduct in-person audits to verify the information that was the basis of its preliminary determination. Furthermore, the Department of Commerce will gather public comments on the preliminary determination to consider before issuing its final determination, which is currently scheduled for May 1, 2023.

Notably, however, on June 6, 2022, the President of the United States issued an emergency declaration establishing a tariff exemption of two years for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of dumping duties until the end of such two-year period. In September 2022, the Department of Commerce issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs may be reinstated following the exemption period, but imports of solar cells and modules will not be subject to retroactive tariffs during the exemption period. The addition of new dumping duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

In addition, in December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 on imported crystalline silicon PV cells and modules for another four years, until 2026. Under Presidential Proclamation 10339, published in February 2022, President Biden extended the tariff beyond the scheduled expiration date of February 6, 2022, with an initial tariff of 14.75%, which will gradually be reduced to 14% by the eighth year of the measure. Since such actions increase the cost of imported solar products, to the extent we or our dealers use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the U.S. Department of Commerce's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 excluding the entry into U.S. commerce silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. ("Hoshine") and related companies, as well as goods made using those products, based on allegations related to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the Uyghur Forced Labor Prevention Act, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. Although we maintain policies and procedures designed to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

We cannot predict what additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our dealers to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.

The solar energy systems we own or may originate have a limited operating history and may not perform as we expect.

Many of the solar energy systems we currently own or may originate in the future have not commenced operations, have recently commenced operations or otherwise have a limited operating history. Of the approximately 146,000 solar energy systems we owned as of December 31, 2022, 22%, 18% and 14% were placed into service in 2022, 2021 and 2020, respectively. The ability of our solar energy systems to perform as we expect will also be subject to risks inherent in newly constructed renewable energy assets, including breakdowns and outages, latent defects, equipment that performs below our expectations, system failures and outages. As a result, our assumptions and estimates regarding the performance of these solar energy systems are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the solar energy systems and, in turn, our results of operations, financial condition and cash flows.

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

Our dealers design and install solar energy systems and energy storage systems on our behalf. Because the solar service agreement is entered into between us and the customer, we may be liable to our customers for any damage our dealers cause to our customers' homes or businesses, belongings or property during the installation of our solar energy systems and energy storage systems or otherwise.

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

It is possible our solar energy systems, energy storage systems or our other current or anticipated products could injure our customers or other third parties or those systems or products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on third-party manufacturing warranties, warranties provided by our dealers and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar energy systems, energy storage systems and other products or their components could be subject to recalls either to production defects or malfunctions. Any product liability claim we face could be expensive to defend and may divert management's attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of solar energy systems or energy storage systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems, thus affecting our business, financial condition and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in securitization and tax equity vehicles.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system we sell to subsidiaries and include in securitization and tax equity vehicles. At the time we enter into a tax equity or securitization transaction, we enter into a maintenance services agreement where we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, approximately 48% of which were located in California and Puerto Rico as of December 31, 2022, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor's third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

The energy produced and the revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or natural catastrophes, such as hurricanes, freezes, hailstorms, tornadoes, fires or earthquakes. Our economic model and projected returns on our solar energy systems require achievement of certain production results from our systems and, in some cases, we guarantee these results to our consumers. If the solar energy systems underperform for any reason, our business could suffer. For example, the amount of revenue we recognize in a given period from our PPAs and the amount of our obligations under the performance guarantees of our solar service agreements are dependent in part on the amount of energy generated by solar energy systems under such solar service agreements. As a result, revenue derived from our standard PPAs is impacted by seasonally shorter daylight hours in winter months. In addition, the ability of our dealers to install solar energy systems and energy storage systems is impacted by weather. For example, the ability to install solar energy systems and energy storage systems during the winter months in the Northeastern U.S. is limited. Such solar, atmospheric and weather conditions can delay the timing of when solar energy systems and energy storage systems can be installed and when we can originate and begin to generate revenue from solar energy systems. This may increase our expenses and decrease revenue and cash receipts in the relevant periods. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

Climate change may have long-term impacts on our business, our industry and the global economy.

Climate change poses a systemic threat to the global economy and is inextricably linked with our business. While our core business model seeks to mitigate climate change and accelerate energy independence, there are inherent climate-related risks to our business operations. Climate change could exacerbate the frequency and severity of weather events in all areas where we operate. Climate change or other factors could also cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system and energy storage system. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations. These or other effects could make our solar energy systems less economical overall or make individual solar energy systems less economical. Any of these effects on meteorological conditions could harm our business, financial condition and results of operations.

We may be subject to interruptions or failures in our information technology systems.

We rely on information technology systems and infrastructure to support our business. Any of these systems may be susceptible to damage or interruption due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. For example, we have in the past experienced cybersecurity attacks on our information technology systems or related to software we utilize, and, while none to date have been material, we expect further attacks may occur in the future, some of which may be material. A compromise of our information technology systems or those with which we interact could harm our reputation and expose us to regulatory actions and claims from customers and other persons, any of which could adversely affect our business, financial condition, cash flows and results of operations. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions.

Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.

Our ability to accurately charge our customers for the energy produced by our solar energy systems primarily depends on the cellular connection for the related monitoring system, which we are responsible for maintaining in a functional state so we may receive data regarding the solar energy systems' production from their residences and businesses. We could incur significant expenses or disruptions of our operations in connection with failures of our solar monitoring systems, including failures of such connections, that would prevent us from accurately monitoring solar energy production. In addition, sophisticated hardware and operating system software and applications we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our solar energy systems or energy storage systems. The costs to us to eliminate or alleviate viruses and bugs, or any problems associated with failures of our cellular connections could be significant. We have in the past experienced periods where some of our cellular connections have been unavailable and, as a result, we have been forced to estimate the production of their solar energy systems. Such estimates may prove inaccurate and could cause us to underestimate the power being generated by our solar energy systems and undercharge our customers, thereby harming our results of operations.

Any unauthorized access to or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information, credit card and financial account information and other housing or building and energy use information. We also store information of our dealers, including employee, financial and operational information. We rely on the availability of data collected from our customers and our dealers in order to manage our business and market our offerings. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information we collect, store or transmit, but there is no guarantee inadvertent or unauthorized use or disclosure will not occur or third parties will not gain unauthorized access to this information despite our efforts. We also rely on third-party suppliers or vendors to host certain of the systems we use. Although we take precautions to provide for disaster recovery, our ability to recover systems or data may be expensive and may interfere with our normal operations. Also, although we obtain assurances from such third parties they will use reasonable safeguards to secure their systems, we may be adversely affected by unavailability of their systems or unauthorized use or disclosure or our data maintained in such systems. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we, our suppliers or vendors and our dealers may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

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

In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations related to the unauthorized access to, use of or disclosure of personal information. Finally, any perceived or actual unauthorized access to, use of or disclosure of such information could harm our reputation, substantially impair our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems and have an adverse impact on our business, financial condition and results of operations. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident suffered by us or our vendors or service providers is increased, and our investment in risk mitigations against cybersecurity incidents is evolving as the threat landscape changes. While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

Disruptions to our solar production metering and energy storage control solution could negatively impact our revenue and increase our expenses.

Our ability to monitor solar energy production, energy storage and battery discharge for various purposes depends on the operation of our metering solution and energy storage control. We could incur significant expense and disruption to our operations in connection with failures of our metering solution and energy storage control, including meter hardware failures, energy storage monitoring and control hardware failures and failure or obsolescence of the cellular and other technology that we use to communicate with those meters and controls. For example, many of our meters operate on either the 3G or 4G cellular data networks, which are expected to sunset before the term of our customer agreements, and newer technologies we use today may become obsolete before the end of the term of customer agreements entered into now. Upgrading our metering solution may cause us to incur significant expense. Hardware may also be damaged or these systems may fail to communicate due to equipment failure, manufacturing defects, natural disasters such as hurricanes, freezes, fires and earthquakes, terrorist attacks, sabotage, vandalism and environmental risks. Additionally, our meters communicate data through proprietary software, which we license from our metering partners. Should we be unable to continue to license, on agreeable terms, the software necessary to communicate with our meters, it could cause a significant disruption in our business and operations.

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

Centralized electric utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than we can. Centralized electric utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities' sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems. Centralized electric utilities could also offer customers the option of purchasing electricity obtained from renewable energy resources, including solar, which would compete with our offerings. Moreover, regulated utilities are increasingly seeking approval to "rate-base" their own solar energy system and energy storage system businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar energy system and energy storage system businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar energy systems or energy storage systems, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

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

We also compete with solar companies with business models similar to our own, some of which are marketed to potential customers by our dealers, and we may also face competition from new entrants into the market as a result of the passage of the IRA and its anticipated impacts and benefits to the solar industry. Some of these competitors specialize in the distributed solar energy market and some may provide energy at lower costs than we do. Some of our competitors offer or may offer similar services and products as we do, such as leases, PPAs and direct outright sales of and consumer loan products for solar energy systems. Many of our competitors also have significant brand name recognition, lower barriers to entry into the solar market, greater capital resources than we have and extensive knowledge of our target markets.

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of having a solar energy system installed on their home or business, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030 and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to have a solar energy system installed on their home or business, which could adversely affect our growth.

We have historically provided our services only to residential customers, but we have expanded to other markets, including commercial and industrial customers. There is intense competition in the solar energy sector in the markets in which we operate and the markets in which we intend to operate. As new entrants continue to enter into these markets, and as we enter into new markets, we may be unable to grow or maintain our operations and we may be unable to compete with companies that have already established themselves in both the residential market and non-residential markets.

As the solar industry grows and evolves, we will also face new competitors and technologies who are not currently in the market (including those resulting from the consolidation of existing competitors). Our industry is characterized by low technological barriers to entry and well-capitalized companies, including utilities and integrated energy companies, could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business, financial condition and results of operations.

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

Due to the length of our solar service agreements, the solar energy system deployed on a customer's property may be outdated prior to the expiration of the term of the related solar service agreement, reducing the likelihood of renewal of our solar service agreement at the end of the applicable term and possibly increasing the occurrence of customers seeking to terminate or cancel their solar service agreements or defaults. If current customers become dissatisfied with the price they pay for their solar energy system under our solar service agreements relative to prices that may be available in the future or if customers become dissatisfied by the output generated by their solar energy systems relative to future solar energy system production capabilities, or both, this may lead to customers seeking to terminate or cancel their solar service agreements or higher rates of customer default and have an adverse effect on our business, financial condition and results of operations. Additionally, recent technological advancements may impact our business in ways we do not currently anticipate. Any failure by us to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer interest in our solar energy services, which could have a material adverse effect on our business, financial condition and results of operations.

Obtaining a customer contract with a potential customer does not guarantee the potential customer will not decide to cancel or that we will not need to cancel due to a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

Even after we secure a customer contract with a potential customer, we (either through our dealers or directly) must perform an inspection to ensure the home, including the rooftop, meets our standards and specifications. If the inspection finds repairs to the rooftop are required in order to satisfy our standards and specifications to install the solar energy system, and a potential customer does not want to make such required repairs, we would lose that anticipated sale. In addition, per the terms of our customer contracts, a customer maintains the ability to cancel before commencement of installation, subject to certain conditions. Any delay or cancellation of an anticipated sale could materially and adversely affect our financial results, as we may have incurred sales-related, design-related and other expenses and generated no revenue.

The value of our solar energy systems at the end of the associated term of the lease or PPA may be lower than projected, which may adversely affect our financial performance, results of operations and valuation.

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial term (typically 20 or 25 years) of the lease or PPA, customers may choose to purchase their solar energy systems, ask us to remove the solar energy system at our cost or renew their lease or PPA. Home and business owners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation, switching to a competitor product or technological obsolescence of the solar energy system. We are also contractually obligated to remove, store and reinstall the solar energy systems, typically for a nominal fee, if customers need to replace or repair their roofs. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the solar energy systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate the recognition of all or some of the remaining unamortized costs. This could materially impair our future results of operations.

Risks Related to our Financing Activities

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital expenditures. From our inception through December 31, 2022, we have raised more than $11.8 billion in total capital commitments from equity, debt and tax equity investors.

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

Since April 2017, we have pooled and transferred eligible solar energy systems and the related asset receivables into 15 special purpose entities, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. We intend to monetize additional solar energy systems in the future through contributions to new special purposes entities for cash. There is a risk the institutional investors that have purchased the notes issued by these special purpose entities will be unwilling to make further investments in our solar energy systems at attractive prices. Although the creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes, the special purpose entities are typically required to maintain a liquidity reserve account, a reserve account for equipment replacements, as well as, in certain cases, reserve accounts to finance purchase option/withdrawal right exercises, storage system replacement or payment of liquidated damages for the benefit of the lenders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein.

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

As of December 31, 2022, our total indebtedness was approximately $5.4 billion and the available borrowing capacity under our credit facilities was $174.3 million. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as slowing or ceasing the origination of new solar service agreements, selling assets, restructuring debt or obtaining additional debt and equity capital on terms that may be onerous or highly dilutive. Our securitizations are structured in that cash flows generated by the pool of solar energy systems, energy storage systems and related solar service agreements are initially used to repay outstanding principal amounts based on the priority of payments in the agreement. However, should these cash flows decrease below applicable thresholds, all excess cash flows from such asset pool must be applied to pay down the related indebtedness, which would reduce the cash available to otherwise fund our business. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Volatility and continued increases in interest rates would raise our cost of capital and may adversely impact our business.

Due to recent increases in inflation, the U.S. Federal Reserve has raised its benchmark interest rates. Further increases in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. For example, borrowings under our existing warehouse credit facilities accrue interest based on the Secured Overnight Financing Rate ("SOFR") as a benchmark for establishing the rate of interest. Consequently, rising interest rates or continued higher interest rates will increase our cost of capital and may decrease the amount of capital available to us to finance deployment of new solar energy systems and energy storage systems. Our future success depends in part on our ability to raise capital from investors and obtain secured lending to help finance the deployment of our solar service agreements. As a result, rising interest rates may have an adverse impact on our ability to offer attractive pricing on our solar service agreements to our customers. If in the future we have a need for significant borrowings and interest rates increase or continue at high interest rates, that may increase the cost of the solar energy systems we purchase, which either would make those systems more expensive for customers, which is likely to reduce demand, or would lower our operating margins, or both.

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

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the 0.25% convertible senior notes and 2.625% convertible senior notes (the "Convertible Notes") will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change under the indenture, which includes certain events such as a change of control, before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash for Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness at the time.

Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture governing such Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

We are subject to counterparty credit risk with respect to the capped call transactions.

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (the "option counterparties"). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

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

We may be required to make payments or contribute assets to our investors upon the occurrence of certain events, including one-time reset or true-up payments or upon the exercise of a redemption option by one of our tax equity investors.

Our investors in our tax equity investment funds typically advance capital to us based on, among other things, production capacity estimates. The models we use to calculate prepayments in connection with certain of our tax equity investment funds are updated at a fixed date occurring after placement in service of all applicable solar energy systems or an agreed upon date (typically within the first year of the applicable term) to reflect certain specified conditions, as they exist at such date including the ultimate system size of the equipment that was sold or leased to the tax equity investment fund, the cost thereof, and the date the equipment went into service. In some cases, these true-up models also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true-up, applicable payments are resized, and we may be obligated to refund a portion of the tax equity investor's prepayments or to contribute additional assets to the tax equity investment fund. In addition, certain of our tax equity fund investors have the right to require us to purchase their interests in the tax equity investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases we may be required to make could adversely affect our liquidity or financial condition.

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

While we are not regulated as extensively as an electric public utility, we are subject to certain utility-like regulations in jurisdictions such as California, New York, Arizona, Nevada, Florida and Puerto Rico. In New York, distributed energy providers are subject to regulation by the New York Public Service Commission (the "NYPSC") with respect to customer interactions (including contracting and marketing) and are required to comply with the NYPSC's Uniform Business Practices. In connection with approving the Uniform Business Practices, the NYPSC also established an oversight framework under which it could impose other regulatory requirements on distributed energy providers. In Puerto Rico, we are regulated as an electric power company under applicable PREB regulations in connection with the sale and invoicing of energy generated by distributed generation systems having an aggregate capacity of more than 1 megawatt. Among other requirements, these regulations impose certain filing, certification, reporting and annual fee requirements upon us but do not currently subject the companies to centralized utility-like regulation or require the PREB's approval of their charges. In California, the CPUC issued an order approving several consumer protection measures for solar customers, including a requirement for solar providers to provide customers with the California Solar Consumer Protection Guide, which provides customers with information regarding the selection of a contractor, solar financing, bill savings estimates, net energy metering and electric rates, low-income options and related matters. The CPUC order also requires the investor-owned utilities in California to adopt procedures to verify during the interconnection process that the customer received the California Solar Consumer Protection Guide and that the solar provider is licensed, and to collect and report on complaints regarding solar providers. If we become subject to new, additional regulatory requirements in these jurisdictions or other jurisdictions adopt similar regulatory requirements, our operating costs would materially increase or we might have to change our business in ways that could have a material adverse effect on our business, financial condition and results of operations.

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

With regard to rates, customers with solar energy systems may currently pay or be subject in the future to increased charges due to increased rates or changes in rate design and structures. Utilities in certain jurisdictions may assess fees that apply only to customers with distributed generation systems, including residential or non-residential solar energy systems or impose charges on solar customers that are significantly higher than comparable charges billed to non-solar customers.

These fees may include demand, stand-by or departing load charges or monthly minimum charges. Certain jurisdictions may permit utilities to change their rate design and structures which could result in charges that would disproportionately impact customers with solar energy systems. For example, a reduction in the number of tiers of rates could result in increased charges for lower-demand customers, including many solar customers, by moving them to a new rate tier with higher rates. It could also result in lower charges for higher-demand customers, who may then become less incentivized to consider solar energy to meet their electricity needs. Similarly, a change in rate design to recover more costs from fixed charges as opposed to variable charges (i.e. "decoupled" rates, by which the utility's revenue requirement is "decoupled" from its level of electricity sales in designing rates) may have the same effect. Additionally, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the electrical grid, rather than the less expensive average price of electricity. Modifications to the centralized electric utilities' peak hour pricing policies or rate design could make our current product offerings less competitive with the price of electricity from the electrical grid. A shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could make our solar energy systems less competitive and reduce demand for our product offerings. Time-of-use rates could also result in higher costs for solar customers whose electricity requirements are not fully met by the solar energy system during peak periods.

Utilities in California, New Jersey and Puerto Rico, among other states and jurisdictions, have proposed or received approval by state regulators for such rate measures as described in this risk factor. Any such changes affecting rates could increase our customers' cost to use our solar energy systems and make our service and product offerings less desirable, thereby harming our business, financial condition and results of operations. The imposition of any such rate measures could limit the ability of distributed solar power companies to compete with the price of electricity generated by centralized electric utilities, which may reduce the number of solar energy systems installed in those jurisdictions. Additionally, any such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults, terminations or cancelations under our solar service agreements. In addition, changes to government or internal utility regulations and policies that favor centralized electric utilities could reduce our competitiveness and cause a significant reduction in demand for our product offerings.

Any of the foregoing results could limit our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems or harm our business, financial condition and results of operations.

We rely on net metering and related policies to offer competitive pricing to our customers in most of our current markets and changes to net metering policies may significantly reduce demand for electricity from solar energy systems.

Net metering is one of several key policies that have enabled the growth of distributed generation solar energy systems in the U.S., providing significant value to certain qualifying residential and commercial customers for electricity generated by their solar energy systems but not directly consumed on-site. Net metering allows a homeowner or a business to pay the local electric utility for power usage net of production from the solar energy system or other distributed generation source. Homeowners or businesses receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home to offset energy purchases from the centralized utility made at times when the solar energy system is not generating sufficient energy to meet the customer's demand. In many markets, this credit is equal to the retail rate for electricity and in other markets, such as Hawaii and Nevada, the rate is less than the retail rate and may be set, for example, as a percentage of the retail rate or based upon a valuation of the excess electricity. In some states and utility territories, customers are also reimbursed by the centralized electric utility for net excess generation on a periodic basis.

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

In California, the CPUC issued an order in 2016 retaining retail-based net metering credits for residential customers of California's major utilities as part of Net Energy Metering 2.0 ("NEM 2.0"). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-bypassable fees. Customers under NEM 2.0 also are subject to interconnection charges and time‑of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. On September 3, 2020, the CPUC opened a new proceeding to review its current net metering policies and to develop Net Energy Metering 3.0 ("NEM 3.0"), also referred to by the CPUC as the NEM 2.0 successor tariff. On December 15, 2022, the CPUC approved NEM 3.0 as successor program to its current net metering program that reduces the value of net metering credits from the retail rate to an avoided cost rate for customers that will have solar energy systems installed on their homes and businesses over the next five years. Customers will also be placed on an electrification rate. Residential customers located in the territories of two of the investor-owned utilities will also receive small adders to the avoided cost rate, while the residential customers in the territory of the third investor-owned utility, as well as new homes and commercial customers in all three of the service territories do not receive any adders. In addition, it may only be possible for customers to realize savings from installing solar energy systems compared to the utility retail rate by adding storage to their solar energy systems or undersizing them so exports are limited. The decision goes into effect in April 2023. Proceedings on distributed energy policy and utility rates before the CPUC or legislation concerning these matters could also result in changes that affect customers with distributed generation systems.

In New Jersey, the Board of Public Utilities has the option under state law of limiting participation in the retail rate net metering program if the aggregate capacity of owned and operating systems reaches 5.8% of total annual kWh sold in the state. As of December 31, 2022, that threshold had not yet been reached.

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

In Guam, the Consolidated Commission on Utilities ("CCU") adopted a resolution in 2018 recommending retail rate net metering for customers of the Guam Power Authority ("GPA") be replaced with a "buy all/sell all" or similar program that provides for compensation to homeowners at a lower, avoided cost rate. The GPA is a public corporation that provides electricity in Guam and is overseen by the CCU and regulated by the Guam Public Utilities Commission ("GPUC"). In 2019, the GPUC, who has the authority to approve or reject the CCU's recommendations, rejected the resolution and instead voted to cap participation in the net metering program from 1,000 customers to 261 megawatts, which represents 10% of the GPA system's peak power demand. The GPA has also proposed to eliminate the option for customers to roll over any excess net metering credits to the next year or receive a payment for excess credits remaining at the end of the year. In May 2020, the GPUC approved the GPA's proposal to eliminate the option for customers to roll over any excess net metering credits or receive a payment for excess credits remaining at the end of the year. This change went into effect on January 1, 2021. Customers will be able to receive a payment for excess credits at the end of 2020, but any excess credits remaining at the end of a year in the future will be surrendered to the utility without compensation. In February 2020, the CCU adopted a resolution requiring all new distributed generation that participates in net metering and is tied to the GPA power grid to have an energy storage system such as a battery. The GPUC approved a February 2020 resolution by the CCU adopting additional requirements for new distributed generation that participates in net metering. Starting on June 1, 2021, new systems were required to have frequency control capability or energy storage, such as a battery, or else are required to pay an additional monthly charge to the GPA.

In other jurisdictions, including Austin, Texas, Minnesota and Connecticut, replacing net metering with a "value of distributed energy", "feed-in", or "sell-all/ buy-all" tariff is also being considered or has been adopted. Under a "value of distributed energy" tariff, the customer would be compensated at a rate that accounts for the electricity, capacity, environmental and other attributes provided by distributed generation to the grid and the electricity market. Under a "feed-in" or "sell-all/ buy-all" tariff, all the solar energy system's generation is exported to the grid and purchased by the utility at an established rate and the customer is required to purchase all of its electricity requirements from the utility at the retail rate. In New York, the NYPSC adopted a "value of distributed energy" policy but permitted existing net metering customers to remain on their current program and extended eligibility for net metering for new residential customers interconnected before January 1, 2022 for a period of 20 years. Residential customers otherwise still eligible for net metering may also elect to be compensated under a "value of distributed energy" tariff. New solar customers interconnecting after January 1, 2022 continue to be eligible for net metering, but will be subject to a monthly fixed fee. Compensation for those customers covered by a "value of solar" tariff varies and may not favorably compare to that provided by net metering.

Net metering and related policies concerning distributed generation have received attention from federal legislators and regulators and challenge by various stakeholders. For example, in April 2020, the New England Ratepayers Association petitioned the FERC to declare its exclusive federal jurisdiction over distributed generation, including residential solar, and to establish new federal customer compensation rates for excess energy in lieu of state net metering programs. While the FERC rejected the petition on procedural grounds, further challenges to net metering based on federal law may occur. Changes in federal law, including those made by statute, regulation, rule or order, could negatively affect net metering or other related policies that otherwise promote and support solar energy and enhance the economic viability of distributed solar.

If net metering caps in certain jurisdictions are reached while they are still in effect, if the value of the credit that customers receive for net metering is significantly reduced, if customers are required to pay monthly charges in order to participate in a net metering program, if net metering is discontinued or replaced by a different regime that values solar energy at a lower rate, if the period that net metering customers remain eligible for their current net metering program is reduced or if other limits or restrictions on net metering are imposed, current and future customers may be unable to recognize the same level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would likely significantly limit customer demand for distributed solar energy systems and the electricity they generate and result in an increased rate of defaults, terminations or cancelations under customer agreements. Our ability to lease, finance and sell our solar energy systems and services or sell the electricity generated from our solar energy systems may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place or reductions in the amount or value of credit customers receive through net metering. This could adversely impact our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems, our business, financial condition and results of operations.

Additionally, distributed solar customers in certain jurisdictions may be subject to higher charges from centralized electric utilities than non-solar customers and such charges should be evaluated together with the net metering policies in place. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems and compete with centralized electric utilities could be impacted.

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

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed solar. Revenues from SRECs constituted approximately 9%, 17% and 22% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring that it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. On July 28, 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. The value of SRECs in a market tends to decrease over time as the supply of SREC‑producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results. See "Business—Government Incentives".

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

The federal government currently provides for the Section 48(a) ITC, the Section 48E ITC for eligible property that begins construction after 2024 and the Section 25D Credit. Under current law, the Section 48(a) ITC of the Code allows taxpayers to claim an investment tax credit which, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, can range between 6% and 70% of the basis of certain commercially owned energy property, in each case construction of which begins before 2025. The Section 48E ITC percentage generally will be the same as the percentage for the Section 48(a) ITC. The Section 48E ITC percentage will begin to phase down for projects that began construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels. To be eligible for the Section 48(a) ITC or the Section 48E ITC at no lower than the 30% level, the eligible energy property must either (a) meet certain labor and apprenticeship requirements, (b) have a maximum net output of less than one megawatt (as measured in alternating current) or (c) begin construction prior to January 29, 2023. Beginning in 2023, we are able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems regardless of whether such systems are installed in conjunction with solar energy systems. We would be able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, when available for solar energy systems or energy storage systems we originate under lease agreements or PPAs based on our ownership of the solar energy system at the time it is placed in service.

Section 25D of the Code allows an individual to claim a 30% federal tax credit with respect to a residential solar energy system and/or energy storage system that is owned by the homeowner. As a result, the Section 25D Credit is claimed by customers who purchase solar energy systems and/or energy storage systems. This Section 25D Credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034 and further reduce to 0% after 2034, unless it is extended before that time. The Section 25D Credit reduces the cost of consumer ownership of solar energy systems and/or energy storage systems, such as under the loan program.

The Section 48(a) ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the U.S. and the Section 25D Credit has been a significant driver of consumer demand for ownership of solar energy systems. Any reduction in, or expiration of, these tax credits will likely impact the attractiveness of residential solar and could harm our business. For example, we expect the expiration of the Section 25D Credit will increase the cost of consumer ownership of solar energy systems, such as under the loan program.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. Reductions in, eliminations or expirations of or additional application requirements for governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing distributed solar power companies to increase the prices of their energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and lenders and our ability to expand our portfolio of solar service agreements and related solar energy systems and energy storage systems. See "Business—Government Incentives".

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our lease and PPA agreements are third-party ownership arrangements. Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the vertically integrated centralized electric utility. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer‑owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories, third parties are limited in the way they may deliver solar to their customers. In certain jurisdictions, laws have been interpreted to prohibit the sale of electricity pursuant to PPAs, leading distributed solar energy system providers to use leases in lieu of PPAs, in addition to customer ownership. These regulatory constraints may, for example, give rise to various property tax issues. See "Risks Related to Taxation". Changes in law and reductions in, eliminations of or additional requirements for, benefits such as rebates, tax incentives and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Such a loss or reduction could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues from leases and PPAs.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce our ability to sell electricity from our solar energy systems in certain markets or delay interconnections and customer in-service dates, harming our growth rate and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow our growth in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. Our solar energy systems generally do not provide power to home and business owners until they are interconnected to the grid.

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

Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems and energy storage systems to the electrical grid. We also are required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed solar energy systems and related energy storage systems to the electric utility's local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. In some states, such as New Jersey and Massachusetts, certain utilities such as municipal utilities or electric cooperatives are exempt from certain interconnection requirements. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems and energy storage systems to distributed solar power companies, including us, and the attractiveness of solar energy systems and energy storage systems to customers. Delays in interconnections could also harm our growth rate and customer satisfaction scores. Such limitations or delays could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems and energy storage systems due to higher operating costs or lower revenues from solar service agreements. Such limitations would negatively impact our business, results of operations, future growth and cash flows.

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

We utilize our growing dealer network to market, design, construct and install solar energy systems and energy storage systems in each of the markets in which we operate. The marketing and installation of solar energy systems and energy storage systems is subject to oversight and regulation in accordance with national, state and local laws and ordinances related to consumer protection, building, fire and electrical codes, professional codes, safety, environmental protection, utility interconnection, metering and related matters. We also rely on certain of our dealers and third-party contractors to obtain and maintain permits and professional licenses, including as contractors, and other authorizations from various regulatory authorities and abide by their respective conditions and requirements in many of the jurisdictions in which we operate, as well as perform permitting and installation of solar energy systems and energy storage systems using or complying with government sponsored platforms such as SolarAPP+. A failure by us to obtain necessary permits or encounter delays in obtaining or renewing such permits or to use properly licensed dealers and third-party contractors or to use government-sponsored or government-mandated platforms could adversely affect our operations in those jurisdictions. Furthermore, we may become subject to similar regulatory requirements in some jurisdictions in which we operate. It is difficult and costly to track the requirements of every authority with jurisdiction over our operations and our solar energy systems. Separately, we are subject to regulations and potential liability under the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act related to the disposal of wastes generated in connection with our operations. Regulatory authorities may impose new government regulations or utility policies, change existing government regulations or utility policies, may seek expansive interpretations of existing regulations or policies pertaining to our services or solar energy systems and energy storage systems or may initiate associated investigations or enforcement actions or impose penalties or reject solar energy systems and energy storage systems. Any of these factors may result in regulatory and/or civil litigation, significant additional expenses to us or our customers, cause delays in our or our dealers' ability to originate solar service agreements or install or interconnect solar energy systems and energy storage systems or cause other harm to our business. As a result, this could cause a significant reduction in demand for our services and solar energy systems and energy storage systems or otherwise adversely affect our business, financial condition and results of operations.

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

A failure to comply with laws and regulations related to interactions by us or our dealers with current or prospective customers could result in negative publicity, claims, investigations and litigation and adversely affect our financial performance.

Our business substantially focuses on solar service agreements and transactions with customers. We offer leases, loans and other products and services to consumers by contractors in our dealer networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We and our dealers must comply with numerous federal, state and local laws and regulations that govern matters related to interactions with consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation, including under the laws identified in "—Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business". These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we and our dealers do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We and our dealers strive to comply with all applicable laws and regulations related to interactions with residential and non-residential customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or the practices of us or our dealers.

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

From time to time, we have been included in lawsuits brought by the customers of certain contractors in our networks, citing claims based on the sales practices of these contractors. While we have paid only minimal damages to date, we cannot be sure that a court of law would not determine that we are liable for the actions of the contractors in our networks or that a regulator or state attorney general's office may hold us accountable for violations of consumer protection or other applicable laws by the contractors in selling our loans, leases, and other products and services. Our risk mitigation processes may not be sufficient to mitigate financial harm to us associated with violations of applicable law by our contractors or ensure that any such contractor is able to satisfy its indemnification obligations to us. Any significant judgment against us could expose us to broader liabilities, a need to adjust our distribution channels for our products and services or otherwise change our business model, and could adversely impact our business.

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

Our business is subject to complex and evolving privacy and data protection laws. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 ("CCPA") and California voters recently approved the California Privacy Rights Act ("CPRA"). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and it requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA went into effect in January 2023 and it established a new California privacy regulator. The CCPA and the CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under the CCPA or CPRA. However, we cannot be certain that compliance costs will not increase in the future with respect to the CCPA and CPRA or any other recently passed consumer privacy regulation. Furthermore, if we expand to foreign markets we will be subject to additional privacy and data protection laws, such as the General Data Protection Regulation in the European Union.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed.

Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.

We must comply with various international, federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and which may affect our business.

The laws to which we may be subject to include federal and state laws that prohibit unfair, deceptive or abusive business acts or practices (such as the Federal Trade Commission Act and the Dodd-Frank Act), regulate lease and loan disclosures and terms and conditions (such as the Truth-in-Lending Act and the Consumer Leasing Act), prohibit discrimination (such as the Equal Credit Opportunity Act), and provide additional protections for certain customers in the military (such as Servicemembers Civil Relief Act that provides additional protections for certain customers in the military. Our business is or may also be subject to federal and state laws that regulate consumer credit report information, data privacy, debt collection, electronic fund transfers, home improvement contracting and marketing activities (such as telemarketing, door-to-door sales, and e-mails).

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

We and our capital providers are subject to federal and state supervision and regulation. Federal and state regulation of the banking industry, credit unions and other types of capital providers, along with tax and accounting laws, regulations, rules and standards, may limit their operations significantly and control the methods by which they conduct business and when and how they are able to deploy their capital. These requirements may constrain our ability to enter funding program agreements with new capital providers or the ability of our existing capital providers to continue originating loans through our platform. In choosing whether and how to conduct business with us, current and prospective capital providers can be expected to take into account the legal, regulatory and supervisory regimes that apply to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management or other operational practices for financial services companies in a manner that impacts capital providers' ability to originate loans through our platform. An inability for an individual or type of capital provider to originate loans through our platform could have an adverse effect on our business, financial condition and cash flows.

Risks Related to Taxation

Our ability to use NOLs and tax credit carryforwards to offset future income taxes is subject to limitation and the amount of such carryforwards may be subject to challenge or reduction.

As of December 31, 2022, we had approximately $1.2 billion of U.S. federal NOLs, a portion of which will begin to expire in 2032, and approximately $285.6 million of U.S. federal tax credit carryforwards, which will begin to expire in 2033. Utilization of our NOLs and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders, including one or more groups of public stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. Similar rules under Section 383 of the Code impose an annual limitation on the amount of tax credit carryforwards, including carryforwards of Section 48(a) ITCs, that may be used to offset U.S. federal income taxes.

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

Our ability to provide our solar service offerings to home and business owners on an economically viable basis depends in part on our ability to finance these solar energy systems with tax equity investors that depend on particular tax and other benefits.

Historically, there have been a limited number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from the tax benefits our tax equity vehicles provide, and a lack of depth in this market may limit our ability to complete such tax equity financing. Potential investors seeking tax-advantaged financing must remain satisfied the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors' assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of tax equity investors to invest in tax equity vehicles associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain this type of financing will continue to be available to us as the legal and regulatory landscape may shift in a manner that reduces or eliminates the attractiveness of such financing opportunities. For example, the Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels. The IRA also added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. It is unclear what effect the ability to transfer these tax credits will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. Additionally, we may be unable to identify investors interested in engaging in this type of financing with us. As of December 31, 2022, we have formed 25 tax equity vehicles to which investors such as banks and other large financial investors have committed to invest approximately $1.8 billion. The undrawn committed capital for these tax equity vehicles as of December 31, 2022 is approximately $210.5 million. We plan to continue to form new tax equity vehicles as long as existing tax law and regulations make such financing attractive. See "—Risks Related to Regulations—Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

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

Our tax equity vehicles require that, prior to a date that is at least five years after the last project was placed in service, the tax equity investor receives substantially all the non-cash value attributable to the solar energy systems; however, we typically receive a majority of the cash distributions. In the event the tax equity investor has tax liability as a result of its investment and the cash distributions payable to the tax equity investor are not sufficient to pay such tax liability, the amount of distributions payable to us may be reduced. The amounts of potential tax liability (and the potential for a reduced distribution to us) depend on the tax benefits that accrue to such investors from the tax equity vehicles' activities and may be impacted by changes in tax law.

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

U.S. tax law is always subject to change. For example, in August 2022, the U.S. enacted the IRA, which contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and 1% excise tax on stock repurchases. Other potential changes to the Code include changes to the U.S. corporate income tax rate and provisions limiting or eliminating various deductions, credits or tax preferences. Interpretations of the Code and regulations promulgated by the IRS are likewise subject to change. As states elect to conform (or else have rolling conformity) to the Code, such interpretations and regulations (including those promulgated by state authorities) could likewise affect our state income and franchise tax obligations. Any future changes in tax law, including changes to U.S. federal, state, territorial or local tax law, could affect our tax position and adversely impact our business.

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

The basis of our solar energy systems we report in our tax equity vehicles' tax returns to claim the Section 48(a) ITC or the Section 48E ITC is based on the appraised fair market value of our solar energy systems. The IRS continues to scrutinize fair market value determinations industry-wide. We are not aware of any IRS audits or results of audits related to our appraisals or fair market value determinations of any of our tax equity vehicles. If, as part of an examination, the IRS were to review the fair market value we used to establish our basis for claiming Section 48(a) ITCs or Section 48E ITCs and successfully assert the Section 48(a) ITCs or the Section 48E ITCs previously claimed should be reduced, we would owe certain of our tax equity vehicles or our tax equity investors an amount equal to the disallowed Section 48(a) ITCs or Section 48E ITCs attributable to each investor's share of the difference between the fair market value used to establish our basis for claiming Section 48(a) ITCs or Section 48E ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed Section 48(a) ITCs or Section 48E ITCs. To date, we have not been required to make such payments under any of our tax equity vehicles. We have obtained insurance coverage with respect to certain losses that may be incurred should the Section 48(a) ITCs or Section 48E ITCs previously claimed with respect to our tax equity vehicles be reduced. Any such losses could be outside the scope of these insurance policies or exceed insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition.

If our solar energy systems either cease to be qualifying property or undergo certain changes in ownership within five years of the applicable placed in service date, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors and/or the U.S. government. Such recapture could have a material adverse effect on our business and financial condition.

The Section 48(a) ITCs and the Section 48E ITCs are subject to recapture under the Code if a solar energy system either ceases to be qualifying property or undergoes certain changes in ownership within five years of its placed in service date. The amount of Section 48(a) ITCs or Section 48E ITCs subject to recapture decreases by 20% of the claimed amount on each anniversary of a solar energy system's placed in service date. If such a recapture event were to occur, we could owe certain of our tax equity vehicles or our tax equity investors an amount equal to such vehicles' or investors' share of the Section 48(a) ITCs or the Section 48E ITCs that were recaptured. We could also be subject to tax liabilities, including interest and penalties, based on our share of recaptured Section 48(a) ITCs or Section 48E ITCs. Any such recapture could have a material adverse effect on our business and financial condition.

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
•    future sales of our common stock, including by large stockholders, or perceptions that such sales might occur; and
•    the other factors described in these "Risk Factors".

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

The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. In connection with establishing their initial hedges of the capped call transactions, we expect the option counterparties or their respective affiliates to purchase shares of our common stock and/or enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock at that time.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 0.25% convertible senior notes (and are likely to do so during the observation period for conversions of the 0.25% convertible senior notes following September 1, 2026 or following any repurchase of the 0.25% convertible senior notes by us and during the observation period for conversions of the 2.625% convertible senior notes following November 15, 2027 or following any repurchase of the 2.625% convertible senior notes by us). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time.

General Risk Factors

We are exposed to the credit risk of our customers and payment delinquencies on our accounts receivable.

Our customers purchase solar energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a lease. The PPA and lease terms are typically for 20 or 25 years. In addition, under our loan agreements the customer finances the purchase of a solar energy system and we agree to operate and maintain the solar energy system throughout the term of the agreement. Our solar service agreements require the customer to make monthly payments to us throughout the term of the contract, unless prepaid. Because we have long-term, contractual relationships with our customers, we are subject to the credit risk of our customers and screen our customers based upon their credit rating in an attempt to mitigate the risk of customer default. As of December 31, 2022, the average FICO® score of our customers for whom we have a FICO® score was 739 at the time of signing the solar service agreement. The accuracy of independent third-party information provided to the credit reporting agency cannot be verified. A FICO® score purports only to be a measurement of the relative degree of risk a borrower represents to a lender, i.e., a borrower with a higher score may be less likely to default in payment than a borrower with a lower score.

As of December 31, 2022, approximately 0.9% of our customers were in default under their solar service agreements. However, as we grow our business, the risk of customer defaults may increase as credit scores are dynamic and may deteriorate over a 25-year period. During an economic downturn or during periods of rising inflation and interest rates, the risk of customer defaults may increase. In addition, our customers may assign their solar service agreements to other customers who have lower credit scores or we may enter into new solar service agreements in the future with customers who have lower credit scores than our current customers. In addition, future developments, including competition from other renewables, could decrease the attractiveness of our current contracts. Although our solar service agreements grant us the ability to terminate the agreement with the customer and repossess the defaulting customers' solar energy system in certain circumstances, enforcement of these rights under the solar service agreement may be difficult, expensive and time-consuming. If we experience increased customer defaults, our revenue and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

Any failure to protect our proprietary rights adequately could result in our competitors offering similar solar technology or energy storage services more quickly than anticipated, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue that would adversely affect our business prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. We rely on intellectual property laws, primarily a combination of copyright and trade secret laws in the U.S., as well as license agreements and other contractual provisions, to protect our proprietary technology and brand. We cannot be certain our agreements and other contractual provisions will not be breached, including a breach involving the use or disclosure of our trade secrets or know-how, or that adequate remedies will be available in the event of any breach. In addition, our trade secrets may otherwise become known or lose trade secret protection.

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

We may, from time to time, be involved in litigation and claims, such as those related to employees, customers, our dealers or other third parties with whom we contract, including consumer claims and class action lawsuits. In the ordinary course of business, we have disputes with dealers and customers. In general, litigation claims or regulatory proceedings can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in injunctions or other equitable relief, settlements, penalties, fines or damages that could significantly affect our results of operations and the conduct of our business. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

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

If we are unable to make acquisitions on economically acceptable terms, our future growth could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is in Houston, Texas, where we occupy approximately 73,800 square feet of office space pursuant to an operating lease that expires in July 2029. We lease additional offices in Houston, Guam, California, Florida, Nevada, Mississippi, New York and Puerto Rico, but do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE under the symbol "NOVA" on July 25, 2019.

Holders

As of February 20, 2023, there were approximately 32 holders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) the NYSE Composite Index and the (b) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from July 25, 2019 (the date our common stock commenced trading on the NYSE) through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price of $11.25 on July 25, 2019 and in the NYSE Composite Index and the Invesco Solar ETF on July 25, 2019, including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered equity securities during the years ended December 31, 2022, 2021 and 2020 that we have not previously reported on an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Company Overview

We are a leading EaaS provider, serving over 279,000 customers in more than 45 U.S. states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so home and business owners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

We have a differentiated dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to our peers, furthering our competitive advantage.

We offer customers products to power their homes and businesses with affordable solar energy and related products and services. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and, in the case of the latter, are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, PPA, loan or cash purchase; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through December 31, 2022, we have raised more than $11.8 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems through third parties. We also offer complimentary products to our agreements as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

In April 2021, we acquired SunStreet, Lennar's residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our solar business, reduces customer acquisition costs, provides a multi-year supply of sites through the development of new solar communities and allows us to pursue the development of clean and resilient microgrids across the U.S.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 1,627 megawatts of generation capacity and serving over 279,000 customers.

Recent Developments

Financing Transactions

In October 2022, a tax equity investor increased its capital commitment from approximately $25.0 million to approximately $75.0 million. In October 2022, we admitted a tax equity investor with a total capital commitment of approximately $30.0 million. In November 2022, we admitted a tax equity investor with a total capital commitment of approximately $41.0 million. In December 2022, we admitted three tax equity investors with a total capital commitment of approximately $239.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In October 2022, the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto, was amended to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million. In November 2022, the revolving credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), Banco Popular de Puerto Rico, as agent, and the lenders party thereto, was amended to, among other things, (a) increase the aggregate commitment amount from $60.0 million to $75.0 million, (b) extend the facility maturity date from September 2023 to September 2024, (c) add provisions to permit AP8 to acquire and own managing members of financing funds and related covenants regarding the ownership of such managing members of financing funds, (d) add the ability to borrow against solar assets, including amending the definition of "Borrowing Base" and related provisions and covenants to account for solar assets, (e) amend the eligibility criteria, concentration limits and amortization events for solar loans and the addition of solar assets, (f) replace the London interbank offered rate ("LIBOR") with Term SOFR (as defined by such revolving credit facility), (g) amend the interest rate on borrowings to an annual rate of Term SOFR (as defined by such revolving credit facility) plus 0.03, with interest payments being due quarterly and (h) include certain provisions addressing grid services revenue, service incentives, service incentives rebates and related matters. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In November 2022, one of our subsidiaries issued $103.4 million in aggregate principal amount of Series 2022-C Class A solar loan-backed notes, $80.6 million in aggregate principal amount of Series 2022-C Class B solar loan-backed notes and $51.7 million in aggregate principal amount of Series 2022-C Class C solar loan-backed notes (collectively, the "HELX Notes") with a maturity date of November 2049. The HELX Notes bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with the Section 48E ITC. We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through December 31, 2022, we have issued $3.6 billion in solar asset-backed and solar loan-backed notes.

Tax Equity Funds

Our ability to offer long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems and energy storage systems by co-investing with tax equity investors, such as large banks who value the resulting customer receivables and Section 48(a) ITCs or, in the future, Section 48E ITCs, accelerated tax depreciation and other incentives related to the solar energy systems and energy storage systems, primarily through structured investments known as "tax equity". Tax equity investments are generally structured as non-recourse project financings known as "tax equity funds". In the context of distributed generation solar energy, tax equity investors make contributions upfront or in stages based on milestones in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems and energy storage systems. In these tax equity funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors' other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with potential investors to create additional tax equity funds.

In general, our tax equity funds are structured using the "partnership flip" structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements, solar energy systems and energy storage systems developed by us and sells energy from such solar energy systems and energy storage systems, as applicable, to customers or directly leases the solar energy systems and energy storage systems, as applicable, to customers. We assign these solar service agreements, solar energy systems, energy storage systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC or the Section 48E ITC, as applicable, we have a recent appraisal from an independent appraiser establishing the fair market value of the solar energy system and the property is in an approved state or territory. Certain tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, the tax equity investor receives substantially all of the non-cash value attributable to the solar energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 48E ITCs, as applicable; however, we typically receive a majority of the cash distributions, which are typically paid quarterly. After the tax equity investor receives its contractual rate of return or after a specified date, we receive substantially all of the cash and tax allocations.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through December 31, 2022, we have received commitments of approximately $1.8 billion through the use of tax equity funds, of which an aggregate of $1.5 billion has been funded and $210.5 million remains available for use.

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

	As of December 31,
	2022	2021	Change
Number of customers	279,400	192,600	86,800

Weighted Average Number of Systems. We calculate the weighted average number of systems based on the number of months a customer and any additional service obligation related to a solar energy system is in-service during a given measurement period. The weighted average number of systems reflects the number of systems at the beginning of a period, plus the total number of new systems added in the period adjusted by a factor that accounts for the partial period nature of those new systems. For purposes of this calculation, we assume all new systems added during a month were added in the middle of that month. The number of systems for any end of period will exceed the number of customers, as defined above, for that same end of period as we are also including any additional services and/or contracts a customer or third party executed for the additional work for the same residence or business. We track the weighted average system count in order to accurately reflect the contribution of the appropriate number of systems to key financial metrics over the measurement period.

	Year Ended December 31,
	2022	2021	2020
Weighted average number of systems (excluding loan agreements and cash sales)	168,400	125,100	76,100
Weighted average number of systems with loan agreements	56,500	27,200	14,700
Weighted average number of systems with cash sales	4,000	600	—
Weighted average number of systems	228,900	152,900	90,800

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, costs of our initial public offering ("IPO"), acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory impairments.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(130,276)	$(147,510)	$(307,818)
Interest expense, net	107,775	116,248	154,580
Interest income	(59,799)	(34,228)	(23,741)
Income tax expense	3,886	260	181
Depreciation expense	108,167	85,600	66,066
Amortization expense	29,224	21,771	32
EBITDA	58,977	42,141	(110,700)
Non-cash compensation expense	24,218	17,236	10,873
ARO accretion expense	3,701	2,897	2,186
Financing deal costs	930	1,411	4,454
Natural disaster losses and related charges, net	1,164	—	31
Acquisition costs	7,801	6,709	—
Loss on extinguishment of long-term debt, net	—	9,824	142,772
Unrealized gain on fair value instruments and equity securities	(29,279)	(21,988)	(907)
Realized gain on fair value instruments	—	—	(835)
Amortization of payments to dealers for exclusivity and other bonus arrangements	4,327	2,968	1,820
Legal settlements	(1,001)	—	—
Provision for current expected credit losses	40,160	23,679	7,969
Non-cash inventory impairments	5,375	982	1,934
Indemnification payments to tax equity investors	2,737	—	—
Adjusted EBITDA	$119,110	$85,859	$59,597

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest income from customer notes receivable	$56,431	$33,696	$23,239
Principal proceeds from customer notes receivable, net of related revenue	$91,455	$59,274	$32,580

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$639,194	$296,642	$196,598
Depreciation expense	(108,167)	(85,600)	(66,066)
Amortization expense	(29,224)	(21,771)	(32)
Non-cash compensation expense	(24,218)	(17,236)	(10,873)
ARO accretion expense	(3,701)	(2,897)	(2,186)
Financing deal costs	(930)	(1,411)	(4,454)
Natural disaster losses and related charges, net	(1,164)	—	(31)
Acquisition costs	(7,801)	(6,709)	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	(4,327)	(2,968)	(1,820)
Legal settlements	1,001	—	—
Provision for current expected credit losses	(40,160)	(23,679)	(7,969)
Non-cash inventory impairments	(5,375)	(982)	(1,934)
Direct sales costs	(6,262)	(733)	—
Cost of revenue related to cash sales	(38,766)	(14,525)	—
Cost of revenue related to inventory sales	(178,310)	—	—
Unrealized gain on fair value instruments	26,189	22,504	—
Indemnification payments to tax equity investors	(2,737)	—	—
Adjusted Operating Expense	$215,242	$140,635	$101,233
Adjusted Operating Expense per weighted average system	$940	$920	$1,115

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of December 31, 2022 and 2021, calculated using a 6% discount rate.

	As of December 31,
	2022	2021
	(in millions)
Estimated gross contracted customer value	$5,875	$3,853

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs which may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 6% to be appropriate based on recent transactions that demonstrate a portfolio of solar service agreements is an asset class that can be securitized successfully on a long-term basis with a weighted-average coupon of less than 6%. We also present these metrics with a discount rate of 6% based on industry practice. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of December 31, 2022
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$6,200	$5,925	$5,685	$5,473	$5,286
0%	$6,451	$6,144	$5,875	$5,639	$5,432

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

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through December 31, 2022, we have raised more than $11.8 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. The amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2022. The Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 if the property is placed into service before 2022. Under the IRA, which was enacted in August 2022, for eligible solar property that begins construction before 2025, the Section 48(a) ITC percentage will be no less than 30% provided (a) the project satisfies certain labor and apprenticeship requirements, (b) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (c) the project begins construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems generally will not be subject to the labor and apprenticeship requirements due to the maximum net output of most of our solar energy systems. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. It is unclear what effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

Our ability to raise capital from third-party investors is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases and/or further tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

Cost of Solar Energy Systems and Energy Storage Systems. Upward pressure on prices of solar energy systems and energy storage systems may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on solar modules, which may make it less economical for us to serve certain markets. For much of 2022, attachment rates for energy storage systems have trended higher while the price to acquire has remained steady and increased slightly for some suppliers due to several market variables, including COVID-19, raw material shortages and freight prices, but this still remains a potential area of growth for us.

Energy Storage Systems. Our energy storage systems increase our customers' independence from the centralized utility and provide on-site backup power when there is a grid outage due to storms, wildfires, other natural disasters and general power failures caused by supply or transmission issues. In addition, at times it can be more economic to consume less energy from the grid or, alternatively, to export solar energy back to the grid. Recent technological advancements for energy storage systems allow the energy storage system to adapt to pricing and utility rate shifts by controlling the inflows and outflows of power, allowing customers to increase the value of their solar energy system plus energy storage system. The energy storage system charges during the day, making the energy it stores available to the home or business when needed. It also features software that can customize power usage for the individual customer, providing backup power, optimizing solar energy consumption versus grid consumption or preventing export to the grid as appropriate. The software is tailored based on utility regulation, economic indicators and grid conditions. The combination of energy control, increased energy resilience and independence from the grid is strong incentive for customers to adopt solar and energy storage. As energy storage systems and their related software features become more advanced, we expect to see increased adoption of energy storage systems.

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

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The recently enacted IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve the Biden administration's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The IRA allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

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

Other Revenue. Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans and repair services. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the years ended December 31, 2022, 2021 and 2020, we incurred $21.2 million, $14.3 million and $7.4 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Operating Income. Other operating income primarily represents changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration related to the installation and microgrid earnouts.

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

Results of Operations—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth our consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue	$557,690	$241,752	$315,938

Operating expense:
Cost of revenue—depreciation	96,280	76,474	19,806
Cost of revenue—inventory sales	178,310	—	178,310
Cost of revenue—other	52,487	21,834	30,653
Operations and maintenance	36,679	19,583	17,096
General and administrative	302,004	204,236	97,768
Other operating income	(26,566)	(25,485)	(1,081)
Total operating expense, net	639,194	296,642	342,552

Operating loss	(81,504)	(54,890)	(26,614)

Interest expense, net	107,775	116,248	(8,473)
Interest income	(59,799)	(34,228)	(25,571)
Loss on extinguishment of long-term debt, net	—	9,824	(9,824)
Other (income) expense	(3,090)	516	(3,606)
Loss before income tax	(126,390)	(147,250)	20,860

Income tax expense	3,886	260	3,626
Net loss	(130,276)	(147,510)	17,234
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	31,366	(9,382)	40,748
Net loss attributable to stockholders	$(161,642)	$(138,128)	$(23,514)

Revenue

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
PPA revenue	$104,563	$86,087	$18,476
Lease revenue	100,070	71,784	28,286
Inventory sales revenue	195,979	—	195,979
SREC revenue	48,698	41,537	7,161
Cash sales revenue	72,425	27,176	45,249
Loan revenue	18,601	7,768	10,833
Other revenue	17,354	7,400	9,954
Total	$557,690	$241,752	$315,938

Revenue increased by $315.9 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of inventory sales, an increased number of solar energy systems in service and the April 2021 acquisition of SunStreet. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 99,100 for the year ended December 31, 2021 to approximately 128,300 for the year ended December 31, 2022. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $1,635 per system for the year ended December 31, 2021 compared to $1,632 per system for the same period in 2022. Inventory sales revenue increased by $196.0 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $7.2 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an increase in SREC prices in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements increased from $286 per system for the year ended December 31, 2021 to $329 per system for the same period in 2022 (15% increase) primarily due to higher average system cost in 2022 than in 2021.

Cost of Revenue—Depreciation

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Cost of revenue—depreciation	$96,280	$76,474	$19,806

Cost of revenue—depreciation increased by $19.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 99,100 for the year ended December 31, 2021 to approximately 128,300 for the year ended December 31, 2022. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $772 per system for the year ended December 31, 2021 compared to $750 per system for the same period in 2022 (3% decrease).

Cost of Revenue—Inventory Sales

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Cost of revenue—inventory sales	$178,310	$—	$178,310

Cost of revenue—inventory sales increased by $178.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Cost of revenue—other	$52,487	$21,834	$30,653

Cost of revenue—other increased by $30.7 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to costs related to cash sales revenue of $24.2 million, which began with the April 2021 acquisition of SunStreet and has steadily increased due to higher activity.

Operations and Maintenance Expense

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Operations and maintenance	$36,679	$19,583	$17,096

Operations and maintenance expense increased by $17.1 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher truck roll costs, impairments and losses on disposals, warranty expense, property tax and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, increased from $148 per system for the year ended December 31, 2021 to $178 per system for the year ended December 31, 2022 primarily due to higher truck roll costs, property tax and warranty expense, partially offset by lower property insurance costs and net losses on disposals.

General and Administrative Expense

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
General and administrative	$302,004	$204,236	$97,768

General and administrative expense increased by $97.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to increases of (a) $37.8 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth, equity-based compensation expense and the additional personnel from SunStreet, (b) $16.5 million of provision for current expected credit losses primarily due to the growth in loan customers, (c) $8.8 million of consultants, contractors and professional fees, (d) $7.5 million of amortization expense primarily due to the amortization of intangible assets acquired in the SunStreet acquisition, (e) $5.1 million of information technology expense and (f) $4.7 million of fees.

Other Operating Income

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Other operating income	$(26,566)	$(25,485)	$(1,081)

Other operating income increased by $1.1 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest expense, net	$107,775	$116,248	$(8,473)

Interest expense, net decreased by $8.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to increases in realized gains on derivatives of $53.5 million and unrealized gains on derivatives of $14.6 million. This was partially offset by an increase in interest expense of $61.4 million primarily due to the issuance of additional debt in 2022.

Interest Income

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Interest income	$59,799	$34,228	$25,571

Interest income increased by $25.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 27,200 for the year ended December 31, 2021 to approximately 56,500 for the year ended December 31, 2022. On a weighted average number of systems basis, loan interest income decreased from $1,239 per system for the year ended December 31, 2021 to $999 per system for the year ended December 31, 2022 primarily due to a decrease in the average annual interest rate for customer loans due to market conditions.

Loss on Extinguishment of Long-Term Debt, Net

Loss on extinguishment of long-term debt, net decreased by $9.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a make-whole payment related to the early repayment of one of our solar asset-backed notes in June 2021.

Income Tax Expense

Income tax expense increased by $3.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $40.7 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in income attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2020 and 2021, partially offset by net loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2022.

Results of Operations—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had total cash of $545.6 million, of which $360.3 million was unrestricted, and $174.3 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 17, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2022, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is a description of our various financing arrangements. For a complete description of the facilities in place as of December 31, 2022 see Note 9, Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tax Equity Fund Commitments

As of December 31, 2022, we had undrawn committed capital of approximately $210.5 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and Section 48E ITCs, and on investor demand for such funding. The terms of the tax equity funds' operating agreements contain allocations of taxable income (loss) and Section 48(a) ITCs that vary over time and adjust between the members after either the tax equity investor receives its contractual rate of return or after a specified date. The following table summarizes our tax equity commitments as of December 31, 2022:

Date Class A Member Admitted	Class A Member Capital Commitment
(in thousands)
March 2017	$97,500
December 2017	$45,000
December 2017	$57,000
January 2019	$50,000
August 2019	$75,000
December 2019	$50,000
February 2020	$75,000
May 2020	$155,000
July 2020	$10,000
September 2020	$75,000
November 2020	$100,000
April 2021	$50,000
April 2021	$25,000
May 2021	$150,000
July 2021	$150,000
October 2021	$11,634
December 2021	$50,000
February 2022	$150,000
May 2022	$17,452
September 2022	$75,000
October 2022	$30,000
November 2022	$41,000
December 2022	$59,000
December 2022	$30,000
December 2022	$150,000

For additional information regarding our tax equity fund commitments, see Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Warehouse and Other Debt Financings

We from time to time enter into warehouse credit facilities as a source of funding. Under the warehouse credit facilities, revolving or term financing is provided to special purpose entities, which are typically our wholly-owned subsidiaries, and secured, directly or indirectly, by qualifying solar energy systems (including, if applicable, energy storage systems) and related solar service agreements and/or qualifying solar loans and related solar assets used to finance the purchase and/or installation of qualifying solar energy systems. The cash flows generated by these solar service agreements and/or solar loans, as applicable, are used to cover required debt service payments under the related credit facility and satisfy the expenses and reserve requirements of the special purpose entities. The warehouse credit facilities allow for the pooling and transfer of eligible solar energy systems and related solar service agreements and/or solar loans and related solar assets, as applicable, on a non-recourse basis to the subsidiary or us, subject to certain limited exceptions. In connection with these warehouse credit facilities, certain of our affiliates receive a fee for managing and servicing the solar loans, solar energy systems and/or energy storage systems, as applicable, pursuant to management and servicing agreements. The special purpose entities are also typically required to maintain reserve accounts, including, among other reserve accounts that may be required, a liquidity reserve account and a reserve account for equipment replacements, each of which are funded from initial deposits or cash flows to the levels specified therein.

The warehouse credit facility structures include certain features designed to protect lenders. One of the common primary features relates to certain events, such as the insufficiency of cash flows in the collateral pool of assets to meet contractual requirements, the occurrence of which triggers an early repayment of the loans and limits the relevant borrower's ability to obtain additional advances or distribute funds to us. We refer to this as an "amortization event", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels, default levels of solar loans, solar energy systems and/or energy storage systems, as applicable, exceeding certain thresholds or excess spread falling below certain levels over a multiple month period. In the event of an amortization event, the availability period under a revolving warehouse credit facility may terminate and the borrower may be required to repay the affected outstanding borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined by the amount and timing of collections received. An amortization event would impair our liquidity and may require us to utilize our other available contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The debt agreements of our warehouse credit facilities also typically contain customary events of default for solar warehouse financings that entitle the lenders to take various actions, including the acceleration of amounts due under the related debt agreement and foreclosure on the borrower's assets.

In April 2017, one of our subsidiaries, EZOP, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as agent, and the lenders party thereto. The EZOP revolving credit facility was amended and restated in March 2019 and further amended in September 2019, December 2019, January 2020, March 2020, September 2020, March 2021, June 2022, July 2022, August 2022 and September 2022. Under the amended EZOP revolving credit facility, EZOP may borrow up to an initial aggregate committed amount of $450.0 million, with an uncommitted maximum facility amount of $575.0 million, subject to a borrowing base calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the EZOP revolving credit facility. The proceeds of the loans under the EZOP revolving credit facility are available for funding the purchase of solar loans, making deposits in EZOP's reserve accounts and paying fees in connection with the EZOP revolving credit facility. The EZOP revolving credit facility bears interest at an annual rate based on Term SOFR (as defined by such revolving credit facility). The EZOP revolving credit facility has a maturity date occurring in November 2024. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the EZOP revolving credit facility, as well as certain indemnity and refund obligations. In June 2020, we used proceeds from the HELIV Notes (as defined below) to repay $149.3 million in aggregate principal amount outstanding. In October 2020, we used proceeds from the AP8 revolving credit facility to repay $28.0 million in aggregate principal amount outstanding. In February 2021, we used proceeds from the HELV Notes (as defined below) to repay $107.3 million in aggregate principal amount outstanding. In July 2021, we used proceeds from the HELVI Notes (as defined below) to repay $144.0 million in aggregate principal amount outstanding. In June 2022, we amended the EZOP revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the uncommitted maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on LIBOR to accruing based on Term SOFR (as defined by such revolving credit facility), plus a Term SOFR (as defined by such revolving credit facility) spread adjustment, (f) add an amortization event related to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we further amended the EZOP revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we further amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In August 2022, we used proceeds from the HELIX Notes (as defined below) to repay $151.0 million in aggregate principal amount outstanding. In September 2022, we further amended the EZOP revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders. In November 2022, we used proceeds from the HELX Notes to repay $150.0 million in aggregate principal amount outstanding. As of December 31, 2022, we had no available borrowing capacity under the EZOP revolving credit facility.

In September 2019, one of our subsidiaries, TEPH, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The TEPH revolving credit facility was amended in December 2019 and further amended in January 2020, February 2020, March 2020, May 2020, June 2020, October 2020, November 2020, January 2021, September 2021, October 2021, April 2022, September 2022 and October 2022. Under the amended TEPH revolving credit facility, TEPH may borrow up to an initial aggregate committed amount of $600.0 million with an uncommitted maximum facility amount of $689.7 million based on the aggregate value of solar energy systems owned by TEPH's subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. The proceeds from the TEPH revolving credit facility are available for funding certain reserve accounts required by the TEPH revolving credit facility, making distributions to us and paying fees incurred in connection with closing the TEPH revolving credit facility. The TEPH revolving credit facility bears interest at an annual rate based on Term SOFR (as defined by such revolving credit facility). The TEPH revolving credit facility has a maturity date occurring in November 2024. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the TEPH revolving credit facility, as well as certain indemnity and repurchase obligations. In November 2020, we used proceeds from the SOLII Notes (as defined below) to repay $211.5 million in aggregate principal amount outstanding. In June 2021, we used proceeds from the SOLIII Notes (as defined below) to repay $105.1 million in aggregate principal amount outstanding. In June 2022, we used proceeds from the SOLIV Notes (as defined below) to repay $271.0 million in aggregate principal amount outstanding. In September 2022, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $460.7 million to $564.7 million, (b) increase the uncommitted maximum facility amount from $600.0 million to $639.7 million, (c) extend the facility maturity date to November 2024, (d) amend certain excess concentration limitations, (e) replace LIBOR with Term SOFR (as defined by such revolving credit facility) as the interest rate benchmark and include benchmark replacement provisions and (f) include certain provisions addressing grid services revenue and related matters. In October 2022, we further amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million. As of December 31, 2022, we had $174.3 million of available borrowing capacity under the TEPH revolving credit facility.

In September 2020, one of our subsidiaries, AP8, entered into a secured revolving credit facility with Banco Popular de Puerto Rico, as agent, and the lenders party thereto. The AP8 revolving credit facility was amended in October 2021 and further amended in November 2022. Under the amended AP8 revolving credit facility, AP8 may borrow up to an initial aggregate committed amount of $75.0 million, subject to a borrowing base calculated based on the sum of a specified advance rate applied to the net outstanding principal balance of the solar loans securing the AP8 revolving credit facility and the aggregate value of the solar energy systems owned by AP8's subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. The proceeds of the loans under the AP8 revolving credit facility are available for funding the purchase of solar loans, making deposits in AP8's reserve account and paying fees in connection with the AP8 revolving credit facility. The AP8 revolving credit facility bears interest at an annual rate based on Term SOFR (as defined by such revolving credit facility). The AP8 revolving credit facility has a maturity date occurring in September 2024. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the AP8 revolving credit facility. In February 2021, we used proceeds from the HELV Notes (as defined below) to repay $29.5 million in aggregate principal amount outstanding. In July 2021, we used proceeds from the HELVI Notes (as defined below) to repay $24.9 million in aggregate principal amount outstanding. In November 2022, we amended the AP8 revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $60.0 million to $75.0 million, (b) extend the facility maturity date from September 2023 to September 2024, (c) add provisions to permit AP8 to acquire and own managing members of financing funds and related covenants regarding the ownership of such managing members of financing funds, (d) add the ability to borrow against solar assets, including amending the definition of "Borrowing Base" and related provisions and covenants to account for solar assets, (e) amend the eligibility criteria, concentration limits and amortization events for solar loans and the addition of solar assets, (f) replace LIBOR with Term SOFR (as defined by such revolving credit facility) as the interest rate benchmark and include benchmark replacement provisions, (g) amend the interest rate on borrowings to an annual rate of Term SOFR (as defined by such revolving credit facility) plus 0.03, with interest payments being due quarterly and (h) include certain provisions addressing grid services revenue, service incentives, service incentives rebates and related matters. As of December 31, 2022, we had no available borrowing capacity under the AP8 revolving credit facility.

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

In November 2022, one of our subsidiaries issued $103.4 million in aggregate principal amount of Series 2022-C Class A solar loan-backed notes, $80.6 million in aggregate principal amount of Series 2022-C Class B solar loan-backed notes and $51.7 million in aggregate principal amount of Series 2022-C Class C solar loan-backed notes with a maturity date of November 2049. The Class C notes have been retained by one of our subsidiaries since their issuance. The HELX Notes bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the notes. We refer to this as "early amortization", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels. As of December 31, 2022, we have not had any early amortizations under any of our securitizations. In the event of an early amortization, the notes issuer would be required to repay the affected outstanding securitized borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due under the related indenture and foreclosure on the issuer's assets.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022:

		Payments Due by Period (1)
	Total	2023	2024-2025	2026-2027	Beyond 2027
	(in thousands)
Debt obligations (including future interest) (2)	$6,521,490	$444,599	$1,681,358	$1,753,308	$2,642,225
AROs (3)	214,332	—	—	—	214,332
Operating lease payments (4)	20,840	2,663	6,152	6,540	5,485
Finance lease payments	1,858	856	918	84	—
Guaranteed performance obligations	4,845	2,645	1,783	417	—
Other obligations (5)	42,378	36,625	5,753	—	—
Total	$6,805,743	$487,388	$1,695,964	$1,760,349	$2,862,042

(1)Does not include amounts related to the contingent obligation to purchase all of a tax equity investor's units upon exercise of their withdrawal rights. The withdrawal price for the tax equity investors' interest in the respective fund is equal to the lesser of: (a) a fixed price and (b) the fair market value of such interest. Due to uncertainties associated with estimating the timing and amount of the withdrawal price, we cannot determine the potential future payments that we could have to make under these withdrawal rights. For additional information regarding the withdrawal rights see Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Interest payments related to long-term debt and interest rate swaps and caps are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2022.
(3)AROs represents our estimated future retirement obligations on an undiscounted basis.
(4)Amounts are net of reimbursements of approximately $621,000 for leasehold improvements expected in 2023 through 2024.
(5)Other obligations relate to information technology services and licenses and distributions payable to redeemable noncontrolling interests.

Historical Cash Flows—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(333,426)	$(209,230)	$(124,196)
Net cash used in investing activities	(1,981,602)	(1,241,216)	(740,386)
Net cash provided by financing activities	2,468,705	1,464,450	1,004,255
Net increase in cash, cash equivalents and restricted cash	$153,677	$14,004	$139,673
Operating Activities

Net cash used in operating activities increased by $124.2 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily a result of increases in purchases of inventory and prepaid inventory of $45.4 million and payments to dealers for exclusivity and other bonus arrangements of $21.2 million. This increase is also due to a decrease in net inflows of $12.8 million in 2022 compared to net inflows of $17.4 million in 2021 based on: (a) our net loss of $130.3 million in 2022 excluding non-cash operating items of $143.1 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity securities and equity-based compensation charges, which results in net inflows of $12.8 million and (b) our net loss of $147.5 million in 2021 excluding non-cash operating items of $164.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments, losses on extinguishment of long-term debt and equity-based compensation charges, which results in net inflows of $17.4 million. These net differences between the two periods resulted in a net change in operating cash flows of $4.6 million in 2022 compared to 2021.

Investing Activities

Net cash used in investing activities increased by $740.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily a result of increases in payments for investments and customer notes receivable of $507.3 million and purchases of property and equipment, primarily solar energy systems, of $313.7 million. This increase is partially offset by increases in proceeds from customer notes receivable of $42.9 million and proceeds from investments in solar receivables of $9.2 million.

Financing Activities

Net cash provided by financing activities increased by $1.0 billion in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily a result of an increase in net borrowings under our debt facilities of $891.1 million, net contributions from our redeemable noncontrolling interests and noncontrolling interests of $85.4 million and a decrease in the purchase of capped call transactions of $43.2 million. This increase is partially offset by a decrease in net proceeds from the issuance of common stock of $13.7 million.

Historical Cash Flows—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Historical Cash Flows—Year Ended December 31, 2021 Compared to Year Ended December 31, 2020" in our Annual Report on Form 10-K filed with the SEC on February 24, 2022 pursuant to the Securities Exchange Act of 1934, as amended.

Seasonality

See "Business—Seasonality".

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent our actual results materially differ from these estimates.

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

Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $3.7 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sunnova Energy International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sunnova Energy International Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Initial Accounting Assessment of New Tax Equity Partnerships ("TEPs")

As described in Notes 1, 2, and 13 to the consolidated financial statements, the Company admitted tax equity investors of TEP6B, TEP6C, TEP6D, TEP6E, TEP7A, TEP7B, TEP7C and TEP7D through a TEP structure in 2022. As of December 31, 2022, the Company had approximately $165.7 million of redeemable noncontrolling interest and $448.6 million of noncontrolling interest, a portion of which relates to these TEPs. The Company forms TEPs with its investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with the Company's solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities ("VIEs"), through arrangements that do not involve holding a majority of the voting interests. The Company consolidates a VIE when it is the primary beneficiary, which is defined as the party that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As disclosed by management, assets, liabilities and operating results of these partnerships are consolidated in the financial statements. The tax equity investors' share of the net assets of these tax equity funds are recognized as redeemable noncontrolling interests and noncontrolling interests in the consolidated balance sheet. Additionally, management has determined that the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method.

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
February 23, 2023

We have served as the Company's auditor since 2014, which includes periods before the Company became subject to SEC reporting requirements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$360,257	$243,101
Accounts receivable—trade, net	24,435	18,584
Accounts receivable—other	212,397	57,736
Other current assets, net of allowance of $3,250 and $1,646 as of December 31, 2022 and 2021, respectively	351,300	296,321
Total current assets	948,389	615,742

Property and equipment, net	3,784,801	2,909,613
Customer notes receivable, net of allowance of $77,998 and $39,492 as of December 31, 2022 and 2021, respectively	2,466,149	1,204,073
Intangible assets, net	162,512	190,520
Goodwill	13,150	13,150
Other assets	961,891	571,136
Total assets (1)	$8,336,892	$5,504,234

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$116,136	$55,033
Accrued expenses	139,873	81,721
Current portion of long-term debt	214,431	129,793
Other current liabilities	71,506	44,350
Total current liabilities	541,946	310,897

Long-term debt, net	5,194,755	3,135,681
Other long-term liabilities	712,741	436,043
Total liabilities (1)	6,449,442	3,882,621

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	165,737	145,336

Stockholders' equity:
Common stock, 114,939,079 and 113,386,600 shares issued as of December 31, 2022 and 2021, respectively, at $0.0001 par value	11	11
Additional paid-in capital—common stock	1,637,847	1,649,199
Accumulated deficit	(364,782)	(459,715)
Total stockholders' equity	1,273,076	1,189,495
Noncontrolling interests	448,637	286,782
Total equity	1,721,713	1,476,277
Total liabilities, redeemable noncontrolling interests and equity	$8,336,892	$5,504,234

(1) The consolidated assets as of December 31, 2022 and 2021 include $3,201,271 and $2,148,398, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $40,382 and $23,538 as of December 31, 2022 and 2021, respectively; accounts receivable—trade, net of $8,542 and $6,167 as of December 31, 2022 and 2021, respectively; accounts receivable—other of $810 and $410 as of December 31, 2022 and 2021, respectively; other current assets of $422,364 and $272,421 as of December 31, 2022 and 2021, respectively; property and equipment, net of $2,680,587 and $1,817,471 as of December 31, 2022 and 2021, respectively; and other assets of $48,586 and $28,391 as of December 31, 2022 and 2021, respectively. The consolidated liabilities as of December 31, 2022 and 2021 include $66,441 and $47,225, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $9,015 and $6,014 as of December 31, 2022 and 2021, respectively; accrued expenses of $287 and $88 as of December 31, 2022 and 2021, respectively; other current liabilities of $4,420 and $3,845 as of December 31, 2022 and 2021, respectively; and other long-term liabilities of $52,719 and $37,278 as of December 31, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$557,690	$241,752	$160,820

Operating expense:
Cost of revenue—depreciation	96,280	76,474	58,431
Cost of revenue—inventory sales	178,310	—	—
Cost of revenue—other	52,487	21,834	6,747
Operations and maintenance	36,679	19,583	16,313
General and administrative	302,004	204,236	115,148
Other operating income	(26,566)	(25,485)	(41)
Total operating expense, net	639,194	296,642	196,598

Operating loss	(81,504)	(54,890)	(35,778)

Interest expense, net	107,775	116,248	154,580
Interest income	(59,799)	(34,228)	(23,741)
Loss on extinguishment of long-term debt, net	—	9,824	142,772
Other (income) expense	(3,090)	516	(1,752)
Loss before income tax	(126,390)	(147,250)	(307,637)

Income tax expense	3,886	260	181
Net loss	(130,276)	(147,510)	(307,818)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	31,366	(9,382)	(55,534)
Net loss attributable to stockholders	$(161,642)	$(138,128)	$(252,284)

Net loss per share attributable to stockholders—basic and diluted	$(1.41)	$(1.25)	$(2.87)
Weighted average common shares outstanding—basic and diluted	114,451,034	110,881,630	87,871,457

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,276)	$(147,510)	$(307,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,167	85,600	66,066
Impairment and loss on disposals, net	8,459	3,655	5,824
Amortization of intangible assets	28,441	21,354	29
Amortization of deferred financing costs	13,640	14,050	9,031
Amortization of debt discount	9,342	9,949	15,685
Non-cash effect of equity-based compensation plans	24,218	17,236	10,873
Unrealized gain on derivatives	(19,451)	(4,874)	(13,768)
Unrealized gain on fair value instruments and equity securities	(29,279)	(21,988)	(907)
Loss on extinguishment of long-term debt, net	—	9,824	142,772
Other non-cash items	(428)	30,117	14,933
Changes in components of operating assets and liabilities:
Accounts receivable	(159,295)	(53,261)	(4,297)
Other current assets	(119,794)	(129,810)	(24,256)
Other assets	(124,981)	(70,758)	(42,411)
Accounts payable	4,486	(6,392)	(1,141)
Accrued expenses	48,385	27,908	(4,504)
Other current liabilities	11,772	5,963	5,397
Other long-term liabilities	(6,832)	(293)	(2,974)
Net cash used in operating activities	(333,426)	(209,230)	(131,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(868,208)	(554,541)	(578,369)
Payments for investments and customer notes receivable	(1,236,228)	(728,926)	(285,238)
Proceeds from customer notes receivable	109,760	66,879	35,479
Payments for investments in solar receivables	—	(32,212)	—
Proceeds from investments in solar receivables	12,394	3,231	—
Other, net	680	4,353	(1,391)
Net cash used in investing activities	(1,981,602)	(1,241,216)	(829,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,903,727	2,235,939	1,651,765
Payments of long-term debt	(758,355)	(947,130)	(963,872)
Payments on notes payable	—	(34,555)	(4,981)
Payments of deferred financing costs	(30,791)	(31,324)	(24,084)
Payments of debt discounts	—	(2,324)	(3,374)
Purchase of capped call transactions	(48,420)	(91,655)	—
Proceeds from issuance of common stock, net	(3,190)	10,513	152,277
Proceeds from equity component of debt instrument, net	—	—	73,657
Contributions from redeemable noncontrolling interests and noncontrolling interests	449,398	350,121	320,245
Distributions to redeemable noncontrolling interests and noncontrolling interests	(29,771)	(15,854)	(6,527)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(13,091)	(8,805)	(6,517)
Other, net	(802)	(476)	(2)
Net cash provided by financing activities	2,468,705	1,464,450	1,188,587
Net increase in cash, cash equivalents and restricted cash	153,677	14,004	227,602
Cash, cash equivalents and restricted cash at beginning of period	391,897	377,893	150,291
Cash, cash equivalents and restricted cash at end of period	545,574	391,897	377,893
Restricted cash included in other current assets	(51,733)	(80,213)	(73,020)
Restricted cash included in other assets	(133,584)	(68,583)	(95,014)
Cash and cash equivalents at end of period	$360,257	$243,101	$209,859

	Year Ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$32,008	$(1,979)	$21,041
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$31,908	$26,464	$(18,383)
Note payable for financing the purchase of inventory	$—	$32,301	$—
Non-cash conversion of convertible senior notes for common stock	$—	$95,648	$149,352
Non-cash issuance of common stock for investments in solar receivables	$—	$44,353	$—
Non-cash issuance of common stock for business acquisition	$—	$128,224	$—

Supplemental cash flow information:
Cash paid for interest	$142,870	$88,256	$87,829
Cash paid for income taxes	$2,000	$190	$181

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2019	$127,129	83,980,885	$8	$1,007,751	$(361,824)	$645,935	$45,176	$691,111
Cumulative-effect adjustment	—	—	—	—	(9,908)	(9,908)	—	(9,908)
Net income (loss)	10,164	—	—	—	(252,284)	(252,284)	(65,698)	(317,982)
Issuance of common stock, net	—	16,431,151	2	469,269	—	469,271	—	469,271
Equity component of debt instrument, net	—	—	—	(5,177)	—	(5,177)	—	(5,177)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,449	—	—	—	—	—	316,796	316,796
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,802)	—	—	—	—	—	(1,725)	(1,725)
Costs related to redeemable noncontrolling interests and noncontrolling interests	187	—	—	—	—	—	(7,895)	(7,895)
Equity in subsidiaries attributable to parent	(883)	—	—	—	93,021	93,021	(92,138)	883
Equity-based compensation expense	—	—	—	10,873	—	10,873	—	10,873
Other, net	880	—	—	—	—	—	(1,690)	(1,690)
December 31, 2020	136,124	100,412,036	10	1,482,716	(530,995)	951,731	192,826	1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	6,991	—	—	—	(138,128)	(138,128)	(16,373)	(154,501)
Issuance of common stock, net	—	12,974,564	1	249,708	—	249,709	—	249,709
Equity component of debt instrument, net	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from redeemable noncontrolling interests and noncontrolling interests	8,375	—	—	—	—	—	341,746	341,746
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,522)	—	—	—	—	—	(11,332)	(11,332)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(447)	—	—	—	—	—	(10,902)	(10,902)
Equity in subsidiaries attributable to parent	(1,118)	—	—	—	207,153	207,153	(206,035)	1,118
Equity-based compensation expense	—	—	—	17,236	—	17,236	—	17,236
Other, net	(67)	—	—	1	1	2	(3,148)	(3,146)
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(22,487)	—	—	—	(161,642)	(161,642)	53,853	(107,789)
Issuance of common stock, net	—	1,552,479	—	12,849	—	12,849	—	12,849
Capped call transactions	—	—	—	(48,420)	—	(48,420)	—	(48,420)
Contributions from redeemable noncontrolling interests and noncontrolling interests	84,923	—	—	—	—	—	364,475	364,475
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,920)	—	—	—	—	—	(24,851)	(24,851)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,829)	—	—	—	—	—	(5,373)	(5,373)
Equity in subsidiaries attributable to parent	(33,020)	—	—	—	256,575	256,575	(223,555)	33,020
Equity-based compensation expense	—	—	—	24,218	—	24,218	—	24,218
Other, net	(266)	—	—	1	—	1	(2,694)	(2,693)
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading Energy as a Service ("EaaS") provider, serving over 279,000 customers in more than 45 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

We have a differentiated dealer model in which we partner with local dealers who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf. Our focus on our dealer model enables us to leverage our dealers' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to our peers, furthering our competitive advantage.

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system and/or energy storage system either with financing provided by us (a "loan") or paid in full by the customer (a "sale"); however, we also offer service plans and repair services for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and other ancillary products as part of their solar loan. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through December 31, 2022, we have raised more than $11.8 billion in total capital commitments from equity, debt and tax equity investors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

We maintain cash and cash equivalents, which consists principally of demand deposits, with investment-grade financial institutions. We are exposed to credit risk to the extent cash and cash equivalents balances exceed amounts covered by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2022 and 2021, we had cash and cash equivalents deposits of $337.5 million and $225.7 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of cash and cash equivalents.

Restricted Cash

We record cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Our restricted cash primarily represents cash held to service certain payments under the Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP Holdings, LLC ("TEPH"), Helios II Issuer, LLC ("HELII"), Helios III Issuer, LLC ("HELIII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova TEP IV-G, LLC ("TEPIVG"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova TEP V-A, LLC ("TEPVA"), Sunnova TEP V-B, LLC ("TEPVB"), Sunnova TEP V-C, LLC ("TEPVC"), Sunnova TEP 6-B, LLC ("TEP6B"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova TEP 7-A, LLC ("TEP7A"), Sunnova TEP 7-B, LLC ("TEP7B"), Sunnova TEP 7-C, LLC ("TEP7C") and Sunnova TEP 7-D, LLC ("TEP7D") financing arrangements (see Note 9, Long-Term Debt and Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests) and balances collateralizing outstanding letters of credit related to a reinsurance agreement and one of our operating leases for office space (see Note 17, Commitments and Contingencies). The following table presents the detail of restricted cash as recorded in other current assets and other assets in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Debt and inverter reserves	$132,634	$67,633
Tax equity reserves	46,684	79,378
Other	5,999	1,785
Total (1)	$185,317	$148,796

(1) Of this amount, $51.7 million and $80.2 million is recorded in other current assets as of December 31, 2022 and 2021, respectively.

We are exposed to credit risk to the extent restricted cash balances exceed amounts covered by the FDIC. As of December 31, 2022 and 2021, we had restricted cash deposits of $179.8 million and $144.3 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of restricted cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts Receivable—Trade.    Accounts receivable—trade primarily represents trade receivables from customers that are generally collected in the subsequent month. Accounts receivable—trade is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the consolidated balance sheets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$1,044	$912
Provision for current expected credit losses	2,858	1,956
Write off of uncollectible accounts	(2,490)	(1,997)
Recoveries	264	173
Balance at end of period	$1,676	$1,044

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue—inventory sales if sold directly to a dealer or other party, (d) capitalize to property and equipment when installed on an existing home or business or (e) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. The following table presents the detail of inventory as recorded in other current assets in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Modules and inverters	$32,798	$60,661
Energy storage systems and components	74,968	43,071
Homebuilder construction in progress	43,116	23,642
Meters and modems	1,166	581
Other	65	—
Total	$152,113	$127,955

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, accounts receivable and notes receivable. The concentrated risk associated with cash, cash equivalents and restricted cash is mitigated by our policy of banking with creditworthy institutions. Typically, amounts on deposit with certain banking institutions exceed FDIC insurance limits. We do not generally require collateral or other security

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to support accounts receivable. To reduce credit risk related to our relationship with our dealers, management performs periodic credit evaluations and ongoing assessments of our dealers' financial condition.

Concentration of Services and Equipment from Dealers

We utilize a network of approximately 300 dealers as of December 31, 2022. During the year ended December 31, 2022, three dealers accounted for approximately 26%, 16% and 11%, respectively, of our total expenditures to dealers. During the year ended December 31, 2021, two dealers accounted for approximately 28% and 13%, respectively, of our total expenditures to dealers. During the year ended December 31, 2020, two dealers accounted for approximately 34% and 13%, respectively, of our total expenditures to dealers. No other dealer accounted for more than 10% of our expenditures to dealers during the years ended December 31, 2022, 2021 and 2020.

Concentration of Revenue from Dealers

During the year ended December 31, 2022, one dealer accounted for approximately 16% of our total revenue. No other dealer accounted for more than 10% of our revenue during the years ended December 31, 2022, 2021 and 2020.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, cash equivalents, accounts receivable, customer notes receivable, investments in solar receivables, accounts payable, accrued expenses, long-term debt, interest rate swaps and caps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature and based on quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our investments in solar receivables based on a discounted cash flows model that utilizes market data related to solar irradiance, production factors by region and projected electric utility rates in order to build up revenue projections (Level 3). In addition, lease-related revenue and maintenance and service costs were supported through the use of available market studies and data. We estimate the fair value of our fixed-rate long-term debt based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions and counterparty credit risk as key inputs. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model based on the forecasted placements for the installations and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
microgrid earnout using a scenario-based methodology based on the probabilities of the microgrid earnout, both using Level 3 inputs. See Note 7, Customer Notes Receivable, Note 8, Investments in Solar Receivables, Note 9, Long-Term Debt, Note 10, Derivative Instruments and Note 12, Acquisitions.

The following tables present our financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$72,171	$—	$—	$72,171
Derivative assets	112,712	—	112,712	—
Total	$184,883	$—	$112,712	$72,171

Financial liabilities:
Contingent consideration	$26,787	$—	$—	$26,787
Total	$26,787	$—	$—	$26,787

	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$82,658	$—	$—	$82,658
Derivative assets	14,351	—	14,351	—
Total	$97,009	$—	$14,351	$82,658

Financial liabilities:
Contingent consideration	$67,895	$—	$—	$67,895
Derivative liabilities	5,330	—	5,330	—
Total	$73,225	$—	$5,330	$67,895

Changes in the fair value of our investments in solar receivables are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial assets accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets (see Note 5, Detail of Certain Balance Sheet Captions) in the consolidated balance sheets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$82,658	$—
Additions	—	84,307
Settlements	(11,581)	(4,052)
Gain recognized in earnings	1,094	2,403
Balance at end of period	$72,171	$82,658

Changes in the fair value of our contingent consideration are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$67,895	$—
Additions	—	90,400
Settlements	(16,014)	—
Gain recognized in earnings	(25,094)	(22,505)
Balance at end of period	$26,787	$67,895

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	15.70%
	Risk-free discount rate	4.36%
Contingent consideration - microgrid earnout	Probability of success	25.00%
	Risk-free discount rate	4.36%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

Derivative Instruments

Our derivative instruments consist of interest rate swaps and caps that are not designated as cash flow hedges or fair value hedges. We use interest rate swaps and caps to manage our net exposure to interest rate changes. We record the derivatives in other assets, other current liabilities and other long-term liabilities, as appropriate, in the consolidated balance sheets and the changes in fair value are recorded in interest expense, net in the consolidated statements of operations. We include unrealized gains and losses on derivatives as a non-cash reconciling item in operating activities in the consolidated statements of cash flows. We include realized gains and losses on derivatives as a change in components of operating assets and liabilities in operating activities in the consolidated statements of cash flows. See Note 10, Derivative Instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
PPA revenue	$104,563	$86,087	$65,760
Lease revenue	100,070	71,784	51,650
Inventory sales revenue	195,979	—	—
Solar renewable energy certificate revenue	48,698	41,537	35,747
Cash sales revenue	72,425	27,176	—
Loan revenue	18,601	7,768	3,032
Other revenue	17,354	7,400	4,631
Total	$557,690	$241,752	$160,820

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $3.3 billion as of December 31, 2022, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2022 and 2021. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives, revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans and repair services. We recognize revenue from state and utility incentives in the periods in which they are earned. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	As of December 31,
	2022	2021
	(in thousands)
Loans	$586,128	$275,681
PPAs and leases	24,893	17,274
Solar receivables	4,602	4,864
Total (1)	$615,623	$297,819

(1) Of this amount, $30.2 million and $15.3 million is recorded in other current liabilities as of December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, we recognized revenue of $16.0 million and $8.4 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
these estimated amounts are recorded as a reduction to revenues from customers and a current or long-term liability, as applicable. For loans, these estimated amounts are recorded as an increase to cost of revenue—other and a current or long-term liability, as applicable. See Note 17, Commitments and Contingencies.

Property and Equipment

Solar Energy Systems and Energy Storage Systems.    Depreciation and amortization of solar energy systems and energy storage systems are calculated using the straight-line method over the estimated useful lives of the solar energy systems and energy storage systems and are recorded in cost of revenue—depreciation. While solar energy systems and energy storage systems are in the design, construction and installation stages prior to being placed in service, the development of the systems is accounted for through construction in progress. The components of the design, construction and installation of the solar energy systems and energy storage systems are as follows:

•Dealer's costs (engineering, procurement and construction)
•Direct costs (costs directly related to a solar energy system or energy storage system)
•Indirect costs (costs incurred in the design, construction and installation of the solar energy system or energy storage system but not directly associated with a particular asset)

Solar energy systems and energy storage systems are carried at the cost of acquisition or construction (including design and installation) less certain utility rebates and federal and state tax incentives (including federal investment tax credits, known as "Section 48(a) ITCs") and are depreciated over the useful lives of the assets. We account for the Section 48(a) ITCs in accordance with the deferral gross up method, thus reducing the cost basis of the qualifying solar energy systems and energy storage systems by the rate applicable to Section 48(a) ITCs. However, as discussed in Note 11, Income Taxes, we have a full valuation allowance, which is recorded against deferred income taxes and requires the gross up of the basis of the qualifying solar energy systems and energy storage systems back to the full value. Depreciation begins when a solar energy system or energy storage system is placed in service. Costs associated with repair and maintenance of a solar energy system or energy storage system are expensed as incurred. Costs associated with improvements to a solar energy system or energy storage system, which extend the life, increase the capacity or improve the efficiency of the systems, are capitalized and depreciated over the remaining life of the asset.

Property and Equipment, Excluding Solar Energy Systems and Energy Storage Systems.    Property and equipment, including information technology system projects, computers and equipment, leasehold improvements, furniture and fixtures, vehicles and other property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets and are recorded in general and administrative expense. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon disposition, the cost and related accumulated depreciation of the assets are removed from property and equipment and the resulting gain or loss is reflected in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Acquisitions

Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, as amended by Accounting Standards Update ("ASU") No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The purchase price of an acquisition is measured at the estimated fair value of the assets acquired, equity instruments issued and liabilities assumed at the acquisition date. Any noncontrolling interests acquired are also initially measured at fair value. Costs that are directly attributable to the acquisition are expensed as incurred to general and administrative expense. We recognize goodwill if the aggregate fair value of the total purchase consideration and the noncontrolling interests is in excess of the aggregate fair value of the assets acquired and liabilities assumed. We may engage third-party valuation firms to assist in determining the fair values. The operating results of an acquired business are included in our results of operations from the date of acquisition. We have up to one year from the acquisition date to complete the fair value purchase price allocation. See Note 12, Acquisitions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated amortization (see Note 12, Acquisitions). We amortize intangible assets to general and administrative expense using the straight-line method. The following table presents the detail of intangible assets as recorded in other assets in the consolidated balance sheets:

		As of December 31,
	Useful Lives	2022	2021
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$145,496
Customer relationships - servicing	10	3,471	3,471
Customer relationships - new customers	4	29,761	29,761
Trade name	15	11,899	11,899
Tax equity commitment	4	21,209	21,209
Software license	3	331	331
Trademark	3	68	68
Other	3	521	88
Intangible assets, gross		212,756	212,323
Less: accumulated amortization		(50,244)	(21,803)
Intangible assets, net		$162,512	$190,520

As of December 31, 2022, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
2023	$28,577
2024	28,577
2025	19,020
2026	15,690
2027	15,690
2028 and thereafter	54,958
Total	$162,512

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from the acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP. In 2022, we utilized a qualitative assessment and concluded it was more likely than not the fair value was greater than the carrying amount. As such, no further testing is required.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in current portion of long-term debt, current portion of long-term debt—affiliates, long-term debt, net and long-term debt, net—affiliates (see Note 9, Long-Term Debt) for term loans or in other current assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other assets for revolving credit facilities and debt and equity transactions not yet completed, in the consolidated balance sheets. The following table presents the changes in net deferred financing costs:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$56,056	$39,792
Capitalized	34,109	30,314
Amortized	(13,640)	(14,050)
Balance at end of period	$76,525	$56,056

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

Warranty Obligations

In connection with our solar service agreements, we warrant the solar energy systems against defects in workmanship, against component or materials breakdowns and against any damages to rooftops during the installation process. The dealers' warranties on the workmanship, including work during the installation process, and the manufacturers' warranties over component parts have a range of warranty periods which are generally 10 to 25 years. As of December 31, 2022 and 2021, a warranty reserve of $3.0 million and $815,000, respectively, is recorded in other long-term liabilities in the consolidated balance sheets.

Advertising Costs

We expense advertising costs as they are incurred to general and administrative expense in the consolidated statements of operations. We recognized advertising expense of $2.5 million, $1.9 million and $195,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

Defined Contribution Plan

In April 2015, we established the Sunnova Energy Corporation 401(k) Profit Sharing Plan ("401(k) plan") available to employees who meet the 401(k) plan's eligibility requirements. The 401(k) plan allows participants to contribute a percentage of their compensation to the 401(k) plan up to the limits set forth in the Internal Revenue Code. We may make additional discretionary contributions to the 401(k) plan as a percentage of total participant contributions, subject to established limits. Participants are fully vested in their contributions and any safe harbor matching contributions we make. We made safe harbor matching contributions of $1.8 million, $1.3 million and $820,000 during the years ended December 31, 2022, 2021 and 2020, respectively, which are recorded in general and administrative expense in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determine whether a tax position taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation, is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit or obligation as the largest amount that is more than 50% likely of being realized upon ultimate settlement. See Note 11, Income Taxes.

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

Basic and Diluted Net Income (Loss) Per Share

Our basic net income (loss) per share attributable to stockholders is calculated by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares of common stock outstanding for the period. Our diluted net income (loss) per share attributable to stockholders is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which we incur a net loss attributable to stockholders, stock options and restricted stock units are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to stockholders as the effect is antidilutive. See Note 16, Basic and Diluted Net Loss Per Share.

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

In March 2022, the FASB issued Accounting Standards Update ("ASU") No. 2022-02, Financial Instruments—Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, to eliminate the accounting guidance for troubled debt restructurings while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. This ASU is effective for annual and interim reporting periods beginning in January 2023. We adopted this ASU in January 2023 and determined it did not have a significant impact on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the consolidated balance sheets:

		As of December 31,
	Useful Lives	2022	2021
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$3,719,727	$2,917,721
Construction in progress		329,893	188,518
Asset retirement obligations	30	57,063	45,264
Information technology systems	3	72,797	49,673
Computers and equipment	3-5	4,976	3,085
Leasehold improvements	3-6	5,558	3,160
Furniture and fixtures	7	1,172	1,132
Vehicles	4-5	1,640	1,638
Other	5-6	157	157
Property and equipment, gross		4,192,983	3,210,348
Less: accumulated depreciation		(408,182)	(300,735)
Property and equipment, net		$3,784,801	$2,909,613

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $360.1 million and $264.6 million as of December 31, 2022 and 2021, respectively.

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

Hurricane Fiona in Puerto Rico.    In September 2022, Hurricane Fiona made landfall in Puerto Rico causing significant wind and water damage to the island's infrastructure, residences and businesses. A majority of Puerto Rico was left without electrical power. In addition, other basic utility and infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. We had no material damages to our solar energy systems and energy storage systems.

Hurricane Ian in Florida.    In September 2022, Hurricane Ian made landfall in Florida causing catastrophic wind and water damage to the state's infrastructure, residences and businesses. We had no material damages to our solar energy systems and energy storage systems.

During the year ended December 31, 2022, we incurred (a) $633,000 related to third-parties helping our customers, primarily restarting batteries and (b) $532,000 related to employees performing similar type work or other work related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hurricanes. The following table presents the impact of the natural disaster losses as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operations and maintenance expense:
Insurance proceeds received/expected to be received—property damage	$—	$—	$31
Other natural disaster-related charges	633	—	—
General and administrative expense:
Other natural disaster-related charges	532	—	—
Total	$1,165	$—	$31

(5) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Inventory	$152,113	$127,955
Current portion of customer notes receivable	114,910	56,074
Restricted cash	51,733	80,213
Other prepaid assets	16,870	14,920
Deferred receivables	7,392	4,818
Current portion of investments in solar receivables	7,107	6,787
Prepaid inventory	622	4,835
Other	553	719
Total	$351,300	$296,321

The following table presents the detail of other assets as recorded in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Construction in progress - customer notes receivable	$382,611	$238,791
Restricted cash	133,584	68,583
Exclusivity and other bonus arrangements with dealers, net	121,313	81,756
Investments in solar receivables	65,064	75,871
Straight-line revenue adjustment, net	53,086	43,367
Other	206,233	62,768
Total	$961,891	$571,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other current liabilities as recorded in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Interest payable	$35,258	$22,740
Deferred revenue	30,172	15,273
Current portion of operating and finance lease liability	3,247	1,850
Current portion of performance guarantee obligations	2,495	3,175
Other	334	1,312
Total	$71,506	$44,350

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$54,396	$41,788
Additional obligations incurred	11,871	9,807
Accretion expense	3,701	2,897
Other	(99)	(96)
Balance at end of period	$69,869	$54,396

(7) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the consolidated balance sheets and the corresponding fair values:

	As of December 31,
	2022	2021
	(in thousands)
Customer notes receivable	$2,662,307	$1,301,285
Allowance for credit losses	(81,248)	(41,138)
Customer notes receivable, net (1)	$2,581,059	$1,260,147
Estimated fair value, net	$2,554,948	$1,274,099

(1)    Of this amount, $114.9 million and $56.1 million is recorded in other current assets as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the consolidated balance sheets:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$41,138	$17,668
Provision for current expected credit losses (1)	40,074	23,470
Recoveries	36	—
Balance at end of period	$81,248	$41,138

(1)    In addition, we recognized $86,000 and $209,000 during the years ended December 31, 2022 and 2021, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of December 31, 2022 and 2021, we invested $382.6 million and $238.8 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the years ended December 31, 2022 and 2021, interest income related to our customer notes receivable was $56.4 million and $33.7 million, respectively. As of December 31, 2022 and 2021, accrued interest receivable related to our customer notes receivable was $10.2 million and $3.5 million, respectively. As of December 31, 2022 and 2021, there was $12.6 million and $0, respectively, of customer notes receivable not accruing interest and there was $278,000 and $0, respectively, of allowance recorded for loans on nonaccrual status. For the years ended December 31, 2022 and 2021, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $514,000 and $0, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of December 31,
	2022	2021
	(in thousands)
1-90 days past due	$91,668	$23,118
91-180 days past due	16,859	5,068
Greater than 180 days past due	14,504	10,277
Total past due	123,031	38,463
Not past due	2,539,276	1,262,822
Total	$2,662,307	$1,301,285

As of December 31, 2022 and 2021, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $31.4 million and $15.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity.

	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Payment performance:
Performing	$1,434,357	$738,705	$227,053	$116,844	$76,375	$54,469	$2,647,803
Nonperforming (1)	3,355	6,606	1,545	1,364	1,174	460	14,504
Total	$1,437,712	$745,311	$228,598	$118,208	$77,549	$54,929	$2,662,307

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) Investments in Solar Receivables

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

As the EAH Master Lease does not constitute or contain a lease under the criteria specified by ASC 842, the purchase of EAH Lessor's future revenue has been accounted for as an acquisition of financial assets and we have elected the fair value option under ASC 825. For the purposes of establishing the fair value of our investments in solar receivables, our analysis considers cash flows beginning in September 2021 (the effective date of the transaction). We estimated the fair value of our investments in solar receivables to be $84.3 million on the transaction date. As of December 31, 2022 and 2021, we recorded $72.2 million and $82.7 million, respectively, of investments in solar receivables, of which $7.1 million and $6.8 million, respectively, is recorded in other current assets and $65.1 million and $75.9 million, respectively, is recorded in other assets in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, we recorded a gain on our investments in solar receivables of $1.1 million and $2.4 million, respectively, in the consolidated statements of operations.

(9) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, EZOP, HELII, RAYSI, HELIII, TEPH, SOLI, HELIV, AP8, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX and HELX. The following table presents the detail of long-term debt, net as recorded in the consolidated balance sheets:

	Year Ended December 31, 2022 Weighted Average Effective Interest Rates	As of December 31, 2022		Year Ended December 31, 2021 Weighted Average Effective Interest Rates	As of December 31, 2021
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.70%	$575,000	$—
2.625% convertible senior notes	3.11%	600,000	—		—	—
Debt discount, net		(24,324)	—		(12,810)	—
Deferred financing costs, net		(920)	—		(547)	—
Sunnova Energy Corporation
5.875% senior notes	6.52%	400,000	—	6.42%	400,000	—
Debt discount, net		(3,767)	—		(4,629)	—
Deferred financing costs, net		(7,339)	—		(9,341)	—
EZOP
Revolving credit facility	5.10%	500,000	—	4.12%	190,000	—
Debt discount, net		(532)	—		(898)	—
HELII
Solar asset-backed notes	5.69%	204,016	8,632	5.71%	217,465	8,952
Debt discount, net		(30)	—		(36)	—
Deferred financing costs, net		(3,591)	—		(4,346)	—
RAYSI
Solar asset-backed notes	5.54%	105,878	9,957	5.55%	115,792	4,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt discount, net		(960)	—		(1,166)	—
Deferred financing costs, net		(3,451)	—		(3,893)	—
HELIII
Solar loan-backed notes	4.42%	94,247	10,438	4.79%	105,331	10,916
Debt discount, net		(1,536)	—		(1,838)	—
Deferred financing costs, net		(1,474)	—		(1,765)	—
TEPH
Revolving credit facility	7.74%	425,700	—	6.86%	118,950	—
Debt discount, net		(2,043)	—		(3,678)	—
SOLI
Solar asset-backed notes	3.92%	348,962	16,063	3.91%	366,304	15,563
Debt discount, net		(87)	—		(100)	—
Deferred financing costs, net		(6,827)	—		(7,881)	—
HELIV
Solar loan-backed notes	4.15%	105,655	11,494	4.16%	116,579	11,937
Debt discount, net		(564)	—		(724)	—
Deferred financing costs, net		(2,609)	—		(3,283)	—
AP8
Revolving credit facility	20.52%	74,535	465	7.17%	—	—
SOLII
Solar asset-backed notes	3.41%	232,276	6,409	3.42%	241,293	6,176
Debt discount, net		(64)	—		(72)	—
Deferred financing costs, net		(4,576)	—		(5,192)	—
HELV
Solar loan-backed notes	2.47%	143,940	14,367	2.44%	150,743	21,354
Debt discount, net		(690)	—		(840)	—
Deferred financing costs, net		(2,661)	—		(3,230)	—
SOLIII
Solar asset-backed notes	2.78%	275,779	16,632	2.73%	294,069	16,590
Debt discount, net		(117)	—		(132)	—
Deferred financing costs, net		(5,616)	—		(6,319)	—
HELVI
Solar loan-backed notes	2.08%	167,669	16,770	2.02%	181,625	21,152
Debt discount, net		(40)	—		(48)	—
Deferred financing costs, net		(2,909)	—		(3,477)	—
HELVII
Solar loan-backed notes	2.50%	126,856	16,058	2.44%	141,407	12,580
Debt discount, net		(38)	—		(45)	—
Deferred financing costs, net		(2,193)	—		(2,587)	—
HELVIII
Solar loan-backed notes	3.54%	250,014	31,099		—	—
Debt discount, net		(5,267)	—		—	—
Deferred financing costs, net		(4,080)	—		—	—
SOLIV
Solar asset-backed notes	5.76%	338,251	8,080		—	—
Debt discount, net		(11,190)	—		—	—
Deferred financing costs, net		(7,996)	—		—	—
HELIX
Solar loan-backed notes	5.46%	193,837	29,632		—	—
Debt discount, net		(3,589)	—		—	—
Deferred financing costs, net		(3,303)	—		—	—
HELX
Solar loan-backed notes	6.23%	162,301	18,335		—	—
Debt discount, net		(12,459)	—		—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net	(3,319)	—	—	—
Total	$5,194,755	$214,431	$3,135,681	$129,793

Availability.    As of December 31, 2022, we had $174.3 million of available borrowing capacity under the TEPH revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of December 31, 2022, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.    In April 2017, EZOP, a special purpose entity, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as agent, and the lenders party thereto, for an aggregate commitment amount of $100.0 million with a maturity date of April 2019. In August 2017, the aggregate commitment amount was reduced to $70.0 million and in March 2019, the aggregate commitment amount was increased to $200.0 million. The EZOP revolving credit facility allows for the pooling and transfer of eligible loans on a non-recourse basis subject to certain limited exceptions. The proceeds of the loans under the EZOP revolving credit facility are available to purchase or otherwise acquire loans (which we originated) directly from Sunnova Asset Portfolio 7 Holdings, LLC ("AP7H") pursuant to a sale and contribution agreement, fund certain reserve accounts that are required to be maintained by EZOP in accordance with the credit agreement and pay fees and expenses incurred in connection with the EZOP revolving credit facility. The amount available for borrowings at any one time under the EZOP revolving credit facility is limited to a borrowing base amount determined at each borrowing and calculated based on the aggregate discounted present value of remaining payments owed to EZOP in respect of the loans transferred to EZOP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest on the borrowings under the EZOP revolving credit facility is due monthly. Borrowings under the EZOP revolving credit facility bear interest at an annual rate equal to the weighted-average cost to the lender of any commercial paper (to the extent the lender funds an advance by issuing commercial paper) plus 3.50% during the commitment availability period and 4.50% after the commitment availability period. In March 2019, we amended the EZOP revolving credit facility to, among other things, adjust the interest rate on borrowings to an annual rate of adjusted London interbank offered rate ("LIBOR") plus either 2.15% or 3.15% per annum depending on the date of the most recent takeout transaction in respect of assets securing the EZOP revolving credit facility and extend the maturity date from April 2019 to November 2022. In December 2019, we further amended the EZOP revolving credit facility to, among other things, adjust the interest rate on borrowings to an annual rate of adjusted LIBOR plus either 2.35% or 3.35% per annum depending on the date of the most recent takeout transaction in respect of assets securing the EZOP revolving credit facility. In June 2020, proceeds from the HELIV Notes (as defined below) were used to repay $149.3 million in aggregate principal amount outstanding of EZOP debt. In October 2020, proceeds from the AP8 revolving credit facility were used to repay $28.0 million in aggregate principal amount outstanding of EZOP debt. In February 2021, proceeds from the HELV Notes (as defined below) were used to repay $107.3 million in aggregate principal amount outstanding of EZOP debt. In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the uncommitted maximum facility amount from $200.0 million to $350.0 million. In July 2021, proceeds from the HELVI Notes (as defined below) were used to repay $144.0 million in aggregate principal amount outstanding of EZOP debt. In June 2022, we amended the EZOP revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the uncommitted maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on LIBOR to accruing based on Term SOFR (as defined by such revolving credit facility), plus a Term SOFR (as defined by such revolving credit facility) spread adjustment, (f) add an amortization event related to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we amended the EZOP revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to $535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In August 2022, proceeds from the HELIX Notes (as defined below) were used to repay $151.0 million in aggregate principal amount of outstanding EZOP debt. In September 2022, we further amended the EZOP revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders. In November 2022, proceeds from the HELX Notes (as defined below) were used to repay $150.0 million in aggregate principal amount of outstanding EZOP debt.

The EZOP revolving credit facility requires EZOP to pay a fee based on the daily unused portion of the commitments under the EZOP revolving credit facility. Payments from the loans will be deposited into accounts established pursuant to the EZOP revolving credit facility and applied in accordance with a cash waterfall in the manner specified in the EZOP revolving credit facility. EZOP is also required to maintain certain reserve accounts for the benefit of the lenders under the EZOP revolving credit facility, each of which must remain funded at all times to the levels specified in the credit agreement. In connection with the EZOP revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) AP7H's obligations to repurchase or substitute certain ineligible solar loans sold to EZOP pursuant to certain sale and contribution agreements and (d) certain indemnification obligations related to its affiliates in connection with the EZOP revolving credit facility, but does not provide a general guarantee of the creditworthiness of the assets of EZOP pledged as the collateral for the EZOP revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the EZOP revolving credit facility.

HELII Debt.    In November 2018, we pooled and transferred eligible solar energy systems and the related asset receivables into HELII, a special purpose entity, that issued $202.0 million in aggregate principal amount of Series 2018-1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remain funded at all times to the levels specified in the HELIII Notes. The holders of the HELIII Notes have no recourse to our other assets except as expressly set forth in the HELIII Notes.

TEPH Debt.    In September 2019, TEPH, a wholly-owned subsidiary of SEI, entered into a revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto, for an aggregate committed amount of $100.0 million with a maturity date of November 2022. The TEPH revolving credit facility allows for borrowings based on the aggregate value of solar assets owned by subsidiaries of TEPH subject to certain excess concentration limitations. The proceeds from the TEPH revolving credit facility are available for funding certain reserve accounts required by the TEPH revolving credit facility, making distributions to the parent of TEPH and paying fees incurred in connection with closing the TEPH revolving credit facility. The TEPH revolving credit facility is non-recourse to SEI and is secured by net cash flows from PPAs and leases available to the borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. Sunnova Energy Corporation guarantees the performance of certain affiliates who manage the collateral related to the TEPH revolving credit facility as well as certain indemnity and repurchase obligations. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the facility. In addition, TEPH's obligations under the TEPH revolving credit facility are guaranteed by certain subsidiaries of TEPH. In December 2019, we amended the TEPH revolving credit facility to, among other things, (a) modify the borrowing base eligibility criteria for certain solar assets related to the timing of the expected first payments from such solar assets, (b) modify the calculation of the amount required to be deposited into the liquidity reserve account, (c) delay the application of concentration limits for an additional 90 days, (d) temporarily increase the borrowing base applied to certain solar assets and (e) include additional provisions regarding qualified financial contract rules.

Borrowings under the TEPH revolving credit facility are made in Class A loans and Class B loans. The TEPH revolving credit facility has an advance rate equal to approximately 60% of the value of the solar projects in the portfolio that have not yet begun construction and 80% of the value of the solar projects that have reached substantial completion. Interest on the borrowings under the TEPH revolving credit facility is due quarterly. Borrowings under the TEPH revolving credit facility initially bore interest at an annual rate of either LIBOR divided by a percentage equal to 100% minus a reserve percentage or a base rate (defined as, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day and (b) the sum of the weighted average of the rates on overnight federal funds transactions with members of the federal reserve system arranged by federal funds brokers as published for such day plus 0.50%), plus a margin of between 2.90% and 4.30%, which varies based on criteria including (a) whether the availability period has expired, (b) whether a takeout transaction has occurred in the last 18 months and (c) the ratio of Class A loans to Class B loans outstanding at such time.

In January 2020, we amended the TEPH revolving credit facility to, among other things, (a) allow a wholly-owned subsidiary of TEPH to transfer projects and other solar assets to tax equity funds owned by TEPH and (b) upon the full repayment and termination of another revolving credit facility, remove all cross-defaults and cross-collateralization between such other revolving credit facility and the TEPH revolving credit facility. In February 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $100.0 million to $200.0 million and (b) increase the uncommitted maximum facility amount from $150.0 million to $200.0 million. In March 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the uncommitted maximum facility amount from $200.0 million to $400.0 million, with all of the increased amount coming from Class A lenders on an uncommitted basis, (b) increase both the Class A and Class B interest rates by 0.40% and (c) modify the borrowing base calculation to shift a portion of the borrowing base from Class B to Class A lenders. In May 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $200.0 million to $390.0 million and (b) increase the unused line fee on such committed amounts. In June 2020, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $390.0 million to $437.5 million, (b) increase the uncommitted maximum facility amount from $400.0 million to $437.5 million, (c) modify the advance rates for solar energy systems and (d) modify the interest rates to an adjusted LIBOR rate plus a weighted average margin of 4.15%. In October 2020, we amended the TEPH revolving credit facility to, among other things, increase the aggregate commitment amount from $437.5 million to $460.7 million and increase the uncommitted maximum facility amount from $437.5 million to $600.0 million. In November 2020, we amended the TEPH revolving credit facility to, among other things, (a) reduce the borrowing base applied to certain solar assets and (b) include a carve-out for certain solar assets in the determination of the projected hedged SREC ratio. In November 2020, proceeds from the SOLII Notes (as defined below) were used to repay $211.5 million in aggregate principal amount outstanding of TEPH debt. In January 2021, we amended the TEPH revolving credit facility to, among other things, (a) permit certain transactions in SRECs (or proceeds therefrom) and related hedging arrangements and exclude certain of such amounts from the calculation of net cash flow available to service the indebtedness and (b) allow for borrowings with respect to certain ancillary components. In June 2021, proceeds from the SOLIII Notes (as defined below) were used to repay $105.1 million in aggregate principal amount outstanding of TEPH debt. In September 2021, we amended the TEPH revolving credit facility to, among other things, modify the hedging requirements to be based on borrowing capacity until March 2022, rather than amount currently borrowed. In October 2021, we amended the TEPH revolving credit facility to, among other things, update the LIBOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transition terms and transfer a portion of the loan commitment to an additional lender. In June 2022, proceeds from the SOLIV Notes (as defined below) were used to repay $271.0 million in aggregate principal amount of outstanding TEPH debt. In September 2022, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $460.7 million to $564.7 million, (b) increase the uncommitted maximum facility amount from $600.0 million to $639.7 million, (c) extend the facility maturity date to November 2024, (d) amend certain excess concentration limitations, (e) replace LIBOR with Term SOFR (as defined by such revolving credit facility) as the interest rate benchmark and include benchmark replacement provisions and (f) include certain provisions addressing grid services revenue and related matters. In October 2022, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $564.7 million to $600.0 million and (b) increase the uncommitted maximum facility amount from $639.7 million to $689.7 million.

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

AP8 Debt.    In September 2020, AP8 entered into a secured revolving credit facility with Banco Popular de Puerto Rico, as agent, and the lenders party thereto, for an aggregate committed amount of $60.0 million with a maturity date of September 2023. The proceeds of the loans under the AP8 revolving credit facility were initially available to purchase or otherwise acquire solar loans, fund a reserve account that is required to be maintained by AP8 in accordance with the credit agreement and pay fees and expenses incurred in connection with the AP8 revolving credit facility. The amount available for borrowings at any one time under the AP8 revolving credit facility was initially limited to a borrowing base amount determined at each borrowing and calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the AP8 revolving credit facility. After giving effect to the amendments described below, interest on the borrowings under the AP8 revolving credit facility is due quarterly. Borrowings under the AP8 revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by such revolving credit facility).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the AP8 revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) Sunnova Asset Portfolio 8 Holdings, LLC's obligations to repurchase or substitute certain ineligible solar loans sold to AP8 pursuant to certain sale and contribution agreements, (d) the obligation of AP8 to cure any condition which has caused a solar asset to become a defective solar asset or pay certain liquidated damages, (e) the performance by AP8 of certain obligations in respect of its role as managing member of the financing funds under the credit agreement, (f) certain indemnification obligations related to its affiliates in connection with the AP8 revolving credit facility and (g) the obligation of AP8 under the AP8 revolving credit facility to the extent a default is caused by a misappropriation of funds or certain insolvency events related to AP8, but does not provide a general guarantee of the creditworthiness of the assets of AP8 pledged as the collateral for the AP8 revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP8 revolving credit facility. In addition, AP8's obligations under the AP8 revolving credit facility are guaranteed by certain subsidiaries of AP8. In February 2021, proceeds from the HELV Notes (as defined below) were used to repay $29.5 million in aggregate principal amount of outstanding AP8 debt. In July 2021, proceeds from the HELVI Notes (as defined below) were used to repay $24.9 million in aggregate principal amount of outstanding AP8 debt. In November 2022, we amended the AP8 revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $60.0 million to $75.0 million, (b) extend the facility maturity date from September 2023 to September 2024, (c) add provisions to permit the borrower to acquire and own managing members of financing funds and related covenants regarding the ownership of such managing members of financing funds, (d) add the ability to borrow against solar assets, including amending the definition of "Borrowing Base" and related provisions and covenants to account for solar assets, (e) amend the eligibility criteria, concentration limits and amortization events for solar loans and the addition of solar assets, (f) replace LIBOR with Term SOFR (as defined by such revolving credit facility) as the interest rate benchmark and include benchmark replacement provisions, (g) amend the interest rate on borrowings to an annual rate of Term SOFR (as defined by such revolving credit facility) plus 3.00%, with interest payments being due quarterly and (h) include certain provisions addressing grid services revenue, service incentives, service incentives rebates and related matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HELX Debt.    In November 2022, we pooled and transferred eligible solar loans and the related receivables into HELX, a special purpose entity, that issued $103.4 million in aggregate principal amount of Series 2022-C Class A solar loan-backed notes, $80.6 million in aggregate principal amount of Series 2022-C Class B solar loan-backed notes and $51.7 million in aggregate principal amount of Series 2022-C Class C solar loan-backed notes (collectively, the "HELX Notes") with a maturity date of November 2049. The Class C notes have been retained by one of our subsidiaries since their issuance. The HELX Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
were issued at a discount of 5.38% for Class A, 8.98% for Class B and 14.74% for Class C and bear interest at an annual rate of 5.30%, 5.60% and 6.00%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELX Notes and satisfy HELX's expenses, and any remaining cash can be distributed to Sunnova Helios X Depositor, LLC, HELX's sole member. In connection with the HELX Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELX pursuant to the related sale and contribution agreement. HELX is also required to maintain certain reserve accounts for the benefit of the holders of the HELX Notes, each of which must be funded at all times to the levels specified in the HELX Notes. The holders of the HELX Notes have no recourse to our other assets except as expressly set forth in the HELX Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of December 31,
	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$511,733	$575,000	$568,732
SEI 2.625% convertible senior notes	600,000	574,693	—	—
Sunnova Energy Corporation 5.875% senior notes	400,000	359,283	400,000	391,917
EZOP revolving credit facility	500,000	500,000	190,000	190,000
HELII solar asset-backed notes	212,648	206,045	226,417	253,079
RAYSI solar asset-backed notes	115,835	104,594	120,365	129,575
HELIII solar loan-backed notes	104,685	93,706	116,247	120,465
TEPH revolving credit facility	425,700	425,700	118,950	118,950
SOLI solar asset-backed notes	365,025	313,174	381,867	382,511
HELIV solar loan-backed notes	117,149	100,913	128,516	123,189
AP8 revolving credit facility	75,000	75,000	—	—
SOLII solar asset-backed notes	238,685	189,728	247,469	231,894
HELV solar loan-backed notes	158,307	135,408	172,097	165,848
SOLIII solar asset-backed notes	292,411	237,425	310,659	302,994
HELVI solar loan-backed notes	184,439	157,289	202,777	199,159
HELVII solar loan-backed notes	142,914	124,476	153,987	153,518
HELVIII solar loan-backed notes	281,113	252,483	—	—
SOLIV solar asset-backed notes	346,331	334,335	—	—
HELIX solar loan-backed notes	223,469	210,070	—	—
HELX solar loan-backed notes	180,636	183,165	—	—
Total (1)	$5,539,347	$5,089,220	$3,344,351	$3,331,831

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $130.2 million and $78.9 million as of December 31, 2022 and 2021, respectively.

For the EZOP, TEPH and AP8 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX and HELX debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal Maturities of Long-Term Debt.    As of December 31, 2022, the principal maturities of our long-term debt were as follows:

Principal Maturities of Long-Term Debt
(in thousands)
2023	$214,431
2024	1,168,961
2025	158,505
2026	1,137,775
2027	167,233
2028 and thereafter	2,692,442
Total	$5,539,347

(10) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the years ended December 31, 2022 and 2021, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $506.6 million and $360.2 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2022, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the years ended December 31, 2022 and 2021, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $360.2 million and $131.7 million, respectively, and recorded a realized gain of $22.9 million and a realized loss of $68,000, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the years ended December 31, 2022 and 2021, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $524.9 million and $236.3 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the years ended December 31, 2022 and 2021, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $515.4 million and $121.3 million, respectively, and recorded a realized gain of $28.3 million and a realized loss of $2.2 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the years ended December 31, 2022 and 2021, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $75.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract.

The following table presents a summary of the outstanding derivative instruments:

	As of December 31,
	2022				2021
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2022 - July 2022	July 2034	0.890%	$489,477	March 2021 - March 2022	July 2033 - July 2034	1.000%	$261,836
TEPH	July 2022 - December 2022	January 2035 - April 2041	1.520% - 2.630%	383,749	February 2019 - January 2023	January 2023 - January 2036	0.121% - 2.534%	270,170
AP8	November 2022	September 2025	4.250%	75,000				—
Total				$948,226				$532,006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the interest rate swaps and caps as recorded in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Other assets	$112,712	$14,351
Other long-term liabilities	—	(5,330)
Total, net	$112,712	$9,021

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Realized (gain) loss	$(51,207)	$2,306	$51,326
Unrealized gain	(19,451)	(4,874)	(13,768)
Total	$(70,658)	$(2,568)	$37,558

(11) Income Taxes

Our effective income tax rate is (3)%, 0% and 0% for the years ended December 31, 2022, 2021 and 2020, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. The sources of these differences are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Loss before income tax	$(126,390)	$(147,250)	$(307,637)
Statutory federal tax rate	21%	21%	21%
Tax benefit computed at statutory rate	(26,542)	(30,923)	(64,604)

State income tax, net of federal benefit	(3,167)	(2,399)	(16,862)

Adjustments from permanent differences:
Redeemable noncontrolling interests and noncontrolling interests	(6,587)	1,970	11,662
ITC recapture	101	82	232
Other	1,992	1,054	475
Increase in valuation allowance, net	38,089	30,476	69,278
Total income tax expense	$3,886	$260	$181

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
State, federal and foreign income taxes are $3.9 million, $260,000 and $181,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	As of December 31,
	2022	2021
	(tax effected, in thousands)
Federal net operating loss carryforward	$261,837	$252,277
State net operating loss carryforward	61,141	68,092
ITC carryforward	285,614	275,807
Federal unused interest deduction carryforward	45,750	37,896
Investment in certain financing arrangements	154,635	85,999
Other deferred tax assets	33,701	36,878
Deferred tax assets	842,678	756,949

Fixed asset basis difference	(394,082)	(330,701)
Intangible asset basis difference	(54,196)	(55,934)
Investment in certain financing arrangements	(135,181)	(81,814)
Other deferred tax liabilities	(7,095)	(6,877)
Deferred tax liabilities	(590,554)	(475,326)

Valuation allowance	(252,124)	(281,623)
Net deferred tax asset	$—	$—

A full valuation allowance of $252.1 million and $281.6 million was recorded against our net deferred tax assets as of December 31, 2022 and 2021, respectively. We believe it is not more likely than not that future taxable income and the reversal of deferred tax liabilities will be sufficient to realize our net deferred tax assets. Our estimated federal tax net operating loss carryforward as of December 31, 2022 is approximately $1.2 billion, which will begin to expire in 2032 if not utilized. We also generated $9.8 million of Section 48(a) ITCs in 2022 for a net $285.6 million through December 31, 2022, which will begin to expire in 2033 if not utilized.

We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of December 31, 2022 and 2021 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

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

In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve President Biden's non-binding target of net-zero emissions by 2050. The IRA extends the investment tax credit for eligible solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%.

(12) Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly-owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. We believe the Acquisition provides a new strategic path to further scale our solar business, reduces customer acquisition costs, provides a multi-year supply of sites through the development of new solar communities and allows us to pursue the development of clean and resilient microgrids across the U.S.

The purchase consideration was approximately $218.6 million, consisting of $128.2 million in the issuance of common stock shares and $90.4 million representing the fair value of contingent consideration based upon estimated new solar energy system installations through 2025 and the execution of certain binding agreements before the fifth anniversary of the closing of the Acquisition. Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones and achieving specified in-service levels. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the in-service target for each such year is achieved) or at the end of the four-year period (if the cumulative in-service target is achieved by the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. See Note 14, Stockholders' Equity. This earnout is recorded as contingent consideration. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares in two separate tranches, each of which has different criteria, if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities. One of these tranches is recorded as contingent consideration. As of December 31, 2022, the amount of contingent consideration that could be paid to Lennar has an estimated maximum value of $50.8 million and a minimum value of $9.8 million. These values were determined based on the projected average share price over the five year earnout period

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
multiplied by the number of shares to be transferred to Lennar if the targets for purchased solar energy systems placed in service are achieved. In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. See Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests. The solar service agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of solar service agreements may be originated by our dealers, subject to certain criteria and expected in-service levels for the year. The favorable terms of the Funding Commitment result in an intangible asset. During the years ended December 31, 2022 and 2021, we incurred transaction costs of $7.8 million and $6.7 million related to acquisitions.

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

During the third quarter of 2021, we made changes to our purchase price allocation for facts and circumstances that existed at the acquisition date related to (a) the issuance of additional shares of common stock, (b) changes to the aggregate principal amount of the debt acquired, (c) modifications to the forecasted cash flows for the intangible assets, (d) modifications to the estimated earnout consideration and (e) resulting changes to goodwill. During the third quarter of 2021, we recorded an increase to goodwill of $9.1 million as a result of purchase price adjustments. The following table presents the fair value of the assets acquired and liabilities assumed, inclusive of the purchase price adjustments, with the excess recorded as goodwill:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Redeemable Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our redeemable noncontrolling interests and noncontrolling interests as of December 31, 2022:

Tax Equity Entity	Balance Sheet Classification	Date Class A Member Admitted

Sunnova TEP I, LLC	Redeemable noncontrolling interests	March 2017
Sunnova TEP II, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP II-B, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP III, LLC	Redeemable noncontrolling interests	January 2019
Sunnova TEP IV-A, LLC ("TEPIVA")	Noncontrolling interests	August 2019
Sunnova TEP IV-B, LLC ("TEPIVB")	Noncontrolling interests	December 2019
Sunnova TEP IV-C, LLC ("TEPIVC")	Noncontrolling interests	February 2020
Sunnova TEP IV-D, LLC ("TEPIVD")	Noncontrolling interests	May 2020
Sunnova TEP IV-F, LLC	Noncontrolling interests	July 2020
Sunnova TEP IV-E, LLC ("TEPIVE")	Noncontrolling interests	September 2020
TEPIVG	Noncontrolling interests	November 2020
Sunnova TEP V-D, LLC ("TEPVD")	Noncontrolling interests	April 2021
TEPVA	Noncontrolling interests	April 2021
TEPVB	Noncontrolling interests	May 2021
TEPVC	Noncontrolling interests	July 2021
Sunnova TEP V-E, LLC	Redeemable noncontrolling interests	October 2021
Sunnova TEP 6-A, LLC ("TEP6A")	Noncontrolling interests	December 2021
TEP6B	Noncontrolling interests	February 2022
Sunnova TEP 6-E, LLC	Redeemable noncontrolling interests	May 2022
Sunnova TEP 6-D, LLC ("TEP6D")	Noncontrolling interests	September 2022
Sunnova TEP 6-C, LLC ("TEP6C")	Redeemable noncontrolling interests	October 2022
TEP7C	Redeemable noncontrolling interests	November 2022
TEP7A	Noncontrolling interests	December 2022
TEP7B	Redeemable noncontrolling interests	December 2022
TEP7D	Noncontrolling interests	December 2022

The purpose of the tax equity entities is to own and operate a portfolio of solar energy systems and energy storage systems. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time that generally corresponds to the expiration of the recapture period associated with Section 48(a) ITCs or a year thereafter. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. TEPIVA, TEPIVB, TEPIVC, TEPIVD, TEPIVE, TEPIVG, TEPVB, TEPVC, TEPVD, TEP6A, TEP6B, TEP6C, TEP6D, TEP7A and TEP7D also have a step-down period prior to the flip date during which the Class A members' allocation of certain items within taxable income (loss) become 67% and the Class B members' allocation of certain items within taxable income (loss) become 33% and TEPIVG, TEPVB, TEPVC and TEP6B also have an additional step-down period prior to the flip date during which the Class A members' allocation of certain items within taxable income (loss) are further reduced and the Class B members' allocation of certain items within taxable income (loss) are further increased. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, except for TEPIVG, TEPVB and TEP6B, the Class B members have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under each respective governing document, and, in regard to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the periods specified under each respective governing document. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2022 and 2021.

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

From time to time, we incur non-performance fees, which may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. The non-performance fees are settled by either a return of a portion of the Class A members' capital contributions or an additional payment to the Class A members. During the years ended December 31, 2022, 2021 and 2020, we paid $9.5 million, $41.2 million and $2.1 million, respectively, related to non-performance fees. As of December 31, 2022 and 2021, we recorded a liability of $170,000 and $5.1 million, respectively, related to non-performance fees.

(14) Stockholders' Equity

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

During the year ended December 31, 2021, the remaining holders of our 9.75% convertible senior notes converted approximately $97.1 million aggregate principal amount, including accrued and unpaid interest to the date of each conversion, of our 9.75% convertible senior notes into 7,196,035 shares of our common stock. In April 2021, we issued 3,095,329 shares of common stock in connection with the Acquisition. In August 2021, we issued an additional 27,526 shares of common stock in connection with the purchase price adjustments of the Acquisition. See Note 12, Acquisitions. In November 2021, we issued 1,027,409 shares of common stock in connection with our investments in solar receivables. See Note 8, Investments in Solar Receivables.

During the year ended December 31, 2022, we issued 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement entered into in connection with the SunStreet acquisition. See Note 12, Acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with our IPO, our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The number of shares available for issuance under the LTIP will be increased each fiscal year beginning in 2020, in an amount equal to the lesser of (a) a number of shares such that the total number of shares that remain available for additional grants under the LTIP equals five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (b) such number of shares determined by our Board. In February 2022, the aggregate number of shares of common stock that may be issued pursuant to awards under the LTIP was increased by 1,265,071, an amount which, together with the shares remaining available for grant under the LTIP, is equal to 5,667,761, or 5% of the number of shares of common stock outstanding as of December 31, 2021. Awards granted under the LTIP contain a service condition and cease vesting for employees, consultants and directors upon termination of employment or service. The grant date fair value of awards granted under the LTIP will be recognized ratably over the applicable vesting period of each award (either one year, three years or seven years).

The Prior Plans and the 2016 Plan will only allow for settlement of stock options by the issuance of common stock and awards issued under the LTIP can generally only be settled by the issuance of common stock. Therefore, we classify the awards as equity awards. We recognize the fair value of equity-based compensation awards as compensation cost in the financial statements, beginning on the grant date. We base compensation expense on the fair value of the awards we expect to vest, recognized over the service period, and adjusted for actual forfeitures that occur before vesting.

Stock Options

During 2020, no stock options were granted and 922,770 stock options were exercised resulting in the issuance of 922,770 shares of common stock in exchange for $13.6 million. During 2021, 75,031 stock options were granted and 569,740 stock options were exercised resulting in the issuance of 569,740 shares of common stock in exchange for $9.0 million. During 2022, 538,758 stock options were granted and 18,383 stock options were exercised resulting in the issuance of 18,383 shares of common stock in exchange for $213,000.

We used the following assumptions to apply the Black-Scholes option-pricing model to stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.40%	1.13%
Expected term (in years)	6.375 - 6.46	6.13
Volatility	59%	55%

The expected volatility was calculated based on the average historical volatilities of publicly traded peer companies determined by us. The risk-free interest rate used was based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock options to be valued. The expected dividend yield is zero as we do not anticipate paying common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock dividends within the relevant time frame. The expected term has been estimated using the average of the contractual term and weighted average life of the stock options. The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2020	3,266,348	$16.06	5.82		$94,962
Granted	75,031	$40.50	9.22	$18.35
Exercised	(569,740)	$15.85			$17,623
Forfeited	(5,824)	$40.50		$18.35
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Granted	538,758	$27.62	9.22	$14.37
Exercised	(18,383)	$11.59			$231
Forfeited	(26,731)	$24.77		$12.83
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Exercisable, December 31, 2022	2,689,229	$16.29	3.82		$10,341
Vested and expected to vest, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Non-vested, December 31, 2021	67,266			$18.35
Non-vested, December 31, 2022	570,230			$14.71

The number of stock options that vested during the years ended December 31, 2022 and 2021 was 16,816 and 1,941, respectively. The grant date fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $309,000 and $36,000, respectively. As of December 31, 2022, there was $6.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 1.88 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,059,184	$11.95
Granted	629,741	$37.72
Vested	(958,100)	$16.74
Forfeited	(81,036)	$22.66
Outstanding, December 31, 2021	1,649,789	$18.48
Granted	1,035,714	$23.79
Vested	(974,972)	$19.79
Forfeited	(100,916)	$26.21
Outstanding, December 31, 2022	1,609,615	$20.62

The grant date fair value of restricted stock units that vested during the years ended December 31, 2022 and 2021 was $19.3 million and $16.0 million, respectively. As of December 31, 2022, there was $23.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.33 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan

Effective May 2022, we established an Employee Stock Purchase Plan (the "ESPP"). We are authorized to issue up to an aggregate 750,000 shares of common stock under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share equal to 95% of the lesser of the closing price of our common stock on the grant date or the purchase date. Payment for shares of our common stock is made as of the purchase date through payroll deductions on an after-tax basis over the designated purchase period. Each purchase period will generally be a six-month period commencing on January 1 and July 1 of each year, or such other period as the plan administrator may prescribe. The applicable purchase date is the last trading day of the purchase period or other such trading date designated by the plan administrator. An employee's payroll deductions under the ESPP are limited to 15% of the employee's eligible compensation with an annual limitation of $25,000. As of December 31, 2022, 7,106 shares of common stock were issued under the ESPP.

(16) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(161,642)	$(138,128)	$(252,284)

Net loss per share attributable to stockholders—basic and diluted	$(1.41)	$(1.25)	$(2.87)
Weighted average common shares outstanding—basic and diluted	114,451,034	110,881,630	87,871,457

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Equity-based compensation awards	4,907,458	4,670,740	6,013,797
Convertible senior notes	23,228,952	10,829,353	9,606,157

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

Performance Guarantee Obligations.    As of December 31, 2022, we recorded $4.8 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.5 million is recorded in other current liabilities and $2.3 million is recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2021, we recorded $5.3 million related to these guarantees, of which $3.2 million is recorded in other current liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$2.1 million is recorded in other long-term liabilities in the consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of period	$5,293	$5,718
Accruals	2,727	2,858
Settlements	(3,175)	(3,283)
Balance at end of period	$4,845	$5,293

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease expense	$2,753	$1,643	$1,342
Finance lease expense:
Amortization expense	783	417	3
Interest on lease liabilities	60	38	—
Short-term lease expense	141	78	49
Variable lease expense	961	1,064	696
Total	$4,698	$3,240	$2,090

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the consolidated balance sheets:

	As of December 31,
	2022	2021
	(in thousands)
Right-of-use assets:
Operating leases	$14,706	$16,483
Finance leases	2,476	2,187
Total right-of-use assets	$17,182	$18,670

Current lease liabilities:
Operating leases	$2,451	$1,190
Finance leases	796	660
Long-term leases liabilities:
Operating leases	15,751	17,684
Finance leases	957	1,024
Total lease liabilities	$19,955	$20,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,647	$1,310	$(439)
Operating cash flows from finance leases	$60	$38	$—
Financing cash flows from finance leases	$801	$476	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$245	$8,867	$—
Finance leases	$1,072	$2,213	$392

(1)Includes reimbursements in 2022, 2021 and 2020 of approximately $297,000, $423,000 and $1.5 million, respectively, for leasehold improvements.

	As of December 31,
	2022	2021
Weighted average remaining lease term (years):
Operating leases	6.60	7.54
Finance leases	2.86	3.35
Weighted average discount rate:
Operating leases	3.95%	3.92%
Finance leases	4.37%	3.11%

Future minimum lease payments under our non-cancelable leases as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023	$3,150	$856
2024	3,118	615
2025	3,168	303
2026	3,236	84
2027	3,304	—
2028 and thereafter	5,485	—
Total	21,461	1,858
Amount representing interest	(2,638)	(105)
Amount representing leasehold incentives	(621)	—
Present value of future payments	18,202	1,753
Current portion of lease liability	(2,451)	(796)
Long-term portion of lease liability	$15,751	$957

Letters of Credit.    In connection with a reinsurance agreement and various security arrangements for an office lease, we have letters of credit outstanding of $4.1 million and $200,000 as of December 31, 2022 and 2021, respectively. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the consolidated balance sheets.

Guarantees or Indemnifications.    We enter into contracts that include indemnifications and guarantee provisions. In general, we enter into contracts with indemnities for matters such as breaches of representations and warranties and covenants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contained in the contract and/or against certain specified liabilities. Examples of these contracts include dealer agreements, debt agreements, asset purchases and sales agreements, service agreements and procurement agreements. We are unable to estimate our maximum potential exposure under these agreements until an event triggering payment occurs.

Dealer Commitments.    As of December 31, 2022 and 2021, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $121.3 million and $81.8 million, respectively. Under these agreements, we paid $50.1 million and $28.9 million during the years ended December 31, 2022 and 2021, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
2023	$68,896
2024	67,755
2025	57,971
2026	36,904
2027	—
2028 and thereafter	—
Total	$231,526

Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, as of December 31, 2022, we estimate these remaining purchase commitments will range from approximately $470.0 million to $510.0 million. During the years ended December 31, 2022 and 2021, we purchased $216.0 million and $0, respectively, under this agreement.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of December 31, 2022 were as follows:

Information Technology Commitments
(in thousands)
2023	$27,130
2024	5,725
2025	28
2026	—
2027	—
2028 and thereafter	—
Total	$32,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) Selected Quarterly Financial Data (Unaudited)

The following table presents the selected quarterly financial data for the year ended December 31, 2022:

	Three Months Ended
	March 31, 2022(1)	June 30, 2022(1)	September 30, 2022(1)	December 31, 2022
	(in thousands, except per share amounts)
Revenue	$65,722	$147,012	$149,364	$195,592
Total operating expense, net	$99,928	$149,743	$177,085	$212,438
Operating loss	$(34,206)	$(2,731)	$(27,721)	$(16,846)
Net loss	$(22,104)	$(13,831)	$(32,348)	$(61,993)
Net loss attributable to stockholders	$(35,058)	$(41,137)	$(64,543)	$(20,904)
Net loss per share attributable to stockholders—basic and diluted	$(0.31)	$(0.36)	$(0.56)	$(0.18)

(1)Amounts are revised for the immaterial prior period revisions discussed below.

Revisions

We have revised our previously issued interim unaudited condensed consolidated financial statements ("interim financial statements") to correct immaterial errors pertaining to our interest rate derivative financial instruments, specifically the credit valuation adjustment to account for the counterparties' credit risk. We did not record the estimated reduction to the derivative assets related to the credit valuation adjustment as of March 31, 2022, June 30, 2022 and September 30, 2022. These immaterial errors impacted our consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of redeemable noncontrolling interests and equity. The impacted periods will be revised in future filings, as applicable. The following tables present the impact of these revisions on the interim financial statements:

Consolidated Balance Sheets

	As of March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$662,456	$(1,475)	$660,981
Accumulated deficit	$(423,529)	$(1,475)	$(425,004)

	As of June 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$802,862	$(5,609)	$797,253
Accumulated deficit	$(377,217)	$(5,609)	$(382,826)

	As of September 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$920,634	$(8,105)	$912,529
Accumulated deficit	$(387,073)	$(8,105)	$(395,178)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Operations

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$(2,490)	$1,475	$(1,015)
Loss before income tax	$(20,629)	$(1,475)	$(22,104)
Net loss	$(20,629)	$(1,475)	$(22,104)
Net loss attributable to stockholders	$(33,583)	$(1,475)	$(35,058)
Net loss per share attributable to stockholders—basic and diluted	$(0.30)	$(0.01)	$(0.31)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$20,437	$4,134	$24,571	$17,947	$5,609	$23,556
Loss before income tax	$(9,697)	$(4,134)	$(13,831)	$(30,326)	$(5,609)	$(35,935)
Net loss	$(9,697)	$(4,134)	$(13,831)	$(30,326)	$(5,609)	$(35,935)
Net loss attributable to stockholders	$(37,003)	$(4,134)	$(41,137)	$(70,586)	$(5,609)	$(76,195)
Net loss per share attributable to stockholders—basic and diluted	$(0.32)	$(0.04)	$(0.36)	$(0.62)	$(0.05)	$(0.67)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$18,328	$2,496	$20,824	$36,275	$8,105	$44,380
Loss before income tax	$(29,852)	$(2,496)	$(32,348)	$(60,178)	$(8,105)	$(68,283)
Net loss	$(29,852)	$(2,496)	$(32,348)	$(60,178)	$(8,105)	$(68,283)
Net loss attributable to stockholders	$(62,047)	$(2,496)	$(64,543)	$(132,633)	$(8,105)	$(140,738)
Net loss per share attributable to stockholders—basic and diluted	$(0.54)	$(0.02)	$(0.56)	$(1.16)	$(0.07)	$(1.23)

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(20,629)	$(1,475)	$(22,104)
Unrealized gain on derivatives	$(35,349)	$1,475	$(33,874)
Net cash used in operating activities	$(92,129)	$—	$(92,129)

	Six Months Ended June 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(30,326)	$(5,609)	$(35,935)
Unrealized gain on derivatives	$(6,626)	$5,609	$(1,017)
Net cash used in operating activities	$(162,343)	$—	$(162,343)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(60,178)	$(8,105)	$(68,283)
Unrealized gain on derivatives	$(35,685)	$8,105	$(27,580)
Net cash used in operating activities	$(265,795)	$—	$(265,795)

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

	Accumulated Deficit
	As Previously Reported	Revisions	As Revised
	(in thousands)
December 31, 2021	$(459,715)	$—	$(459,715)
Net loss attributable to stockholders	(33,583)	(1,475)	(35,058)
Equity in subsidiaries attributable to parent	69,769	—	69,769
March 31, 2022	(423,529)	(1,475)	(425,004)
Net loss attributable to stockholders	(37,003)	(4,134)	(41,137)
Equity in subsidiaries attributable to parent	83,316	—	83,316
Other, net	(1)	—	(1)
June 30, 2022	(377,217)	(5,609)	(382,826)
Net loss attributable to stockholders	(62,047)	(2,496)	(64,543)
Equity in subsidiaries attributable to parent	52,191	—	52,191
September 30, 2022	$(387,073)	$(8,105)	$(395,178)

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$65	$518
Total current assets	65	518

Investments in subsidiaries	2,056,622	1,603,950
Total assets	$2,056,687	$1,604,468

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, including affiliates	$22	$2
Other current liabilities	5,895	120
Total current liabilities	5,917	122

Long-term debt, net	1,149,756	561,643
Total liabilities	1,155,673	561,765

Stockholders' equity:
Common stock, 114,939,079 and 113,386,600 shares issued as of December 31, 2022 and 2021, respectively, at $0.0001 par value	11	11
Additional paid-in capital—common stock	1,617,856	1,629,208
Accumulated deficit	(716,853)	(586,516)
Total stockholders' equity	901,014	1,042,703
Total liabilities and stockholders' equity	$2,056,687	$1,604,468

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue	$—	$—	$—
General and administrative expense	1,362	929	2,972
Operating loss	(1,362)	(929)	(2,972)

Interest expense, net	10,835	3,722	19,578
Loss on extinguishment of long-term debt, net	—	—	142,772
Equity in losses of subsidiaries	118,079	142,870	142,496
Loss before income tax	(130,276)	(147,521)	(307,818)

Income tax	—	—	—
Net loss	$(130,276)	$(147,521)	$(307,818)

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3,045	$8,554	$(7,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	(560,700)	(500,700)	(334,471)
Distributions from subsidiaries	21,100	—	10,547
Net cash used in investing activities	(539,600)	(500,700)	(323,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	585,000	560,625	106,400
Payments of deferred financing costs	(516)	(615)	(1,155)
Purchase of capped call transactions	(48,420)	(91,655)	—
Proceeds from issuance of common stock, net	38	19,392	157,005
Proceeds from equity component of debt instrument, net	—	—	73,657
Net cash provided by financing activities	536,102	487,747	335,907
Net increase (decrease) in cash	(453)	(4,399)	4,221
Cash at beginning of period	518	4,917	696
Cash at end of period	$65	$518	$4,917

Non-cash investing and financing activities:
Non-cash issuance of common stock related to the settlement of contingent consideration	$16,014	$—	$—
Non-cash conversion of convertible senior notes for common stock	$—	$95,648	$149,352
Non-cash issuance of common stock for investments in solar receivables	$—	$44,353	$—
Non-cash issuance of common stock for business acquisition	$—	$128,224	$—

Supplemental cash flow information:
Cash paid for interest	$1,438	$1,390	$9,191
Cash paid for income taxes	$—	$—	$—

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

See Note 9, Long-Term Debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of December 31, 2022, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We completed the acquisition of SunStreet in April 2021. We excluded SunStreet's internal control over financial reporting from the scope of management's 2021 annual assessment of the effectiveness of our internal control over financial reporting as we made efforts to integrate SunStreet's accounts, processes and internal controls over financial reporting into our financial reporting framework. Such changes in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), which have been substantially completed, have not materially affected our internal control over financial reporting. Other than the changes that resulted from such integration, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders ("Proxy Statement") or an amendment to this Form 10-K and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year which this report relates.

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

4.4
Second Amended and Restated Registration Rights Agreement, dated July 29, 2019, by and among Sunnova Energy International Inc. and certain stockholders party thereto (incorporated by reference to Exhibit 4.2 to Form 8-K filed on July 29, 2019).

4.4.1
First Amendment to The Second Amended and Restated Registration Rights Agreement, among Sunnova Energy International Inc. and the parties listed therein, dated May 14, 2020 (incorporated by reference to Exhibit 4.2.1 to Form S-1 filed on June 29, 2020).

4.5	Registration Rights Agreement among Sunnova Energy International Inc. and the parties listed therein, dated May 14, 2020 (incorporated by reference to Exhibit 4.4 to form S-1 filed on June 29, 2020).
4.6∞	Indenture, among Sunnova Helios II Issuer, LLC and Wells Fargo Bank, National Association, dated November 8, 2018 (incorporated by reference to Exhibit 4.11 to Form S-1 filed on June 27, 2019).
4.7∞	Indenture, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated March 28, 2019 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on June 27, 2019).
4.7.1∞
Indenture Supplement No. 1, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated March 28, 2019 (incorporated by reference to Exhibit 4.13 to Form S-1 filed on June 27, 2019).

4.7.2∞
Indenture Supplement No. 2, among Sunnova RAYS I Issuer, LLC and Wilmington Trust, National Association, dated June 7, 2019 (incorporated by reference to Exhibit 4.14 to Form S-1 filed on June 27, 2019).

Exhibit No.	Description
4.8∞	Indenture, among Sunnova Helios III Issuer, LLC and Wells Fargo Bank, National Association, dated June 27, 2019 (incorporated by reference to Exhibit 4.15 to Form S-1 filed on June 27, 2019).
4.9∞
Indenture, between Sunnova Sol Issuer, LLC and Wells Fargo Bank, National Association, as Indenture Trustee, dated February 12, 2020 (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on May 15, 2020).

4.10∞	Indenture, between Sunnova Helios IV Issuer, LLC and Wells Fargo Bank, National Association, dated June 19, 2020 (incorporated by reference to Exhibit 4.12 to Form S-1 filed on June 29, 2020).
4.11∞
Indenture, between Sunnova Sol II Issuer, LLC and Wells Fargo Bank, National Association, as Indenture Trustee, dated November 30, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 30, 2020).

4.12∞	Indenture, between Sunnova Helios V Issuer, LLC and Wells Fargo Bank, National Association, dated February 16, 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K filed on February 25, 2021).
4.13	Indenture, dated May 20, 2021, between Sunnova Energy International Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 21, 2021).
4.14∞	Indenture, between Sunnova Sol III Issuer, LLC and Wilmington Trust, National Association, dated June 17, 2021 (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on July 29, 2021).
4.15	Indenture, dated July 27, 2021, among Sunnova Helios VI Issuer, LLC, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on October 28, 2021).
4.16
Indenture, dated August 17, 2021, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021).

4.17	Indenture, dated October 26, 2021, between Sunnova Helios VII Issuer, LLC and Wilmington Trust National Association (incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 24, 2022).
4.18∞	Indenture, dated February 24, 2022, among Sunnova Helios VIII Issuer, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on April 28, 2022).
4.19∞	Indenture, dated June 27, 2022, between Sunnova Sol IV Issuer, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on July 28, 2022).
4.20∞
Indenture, dated August 17, 2022, by and among Sunnova Helios IX Issuer, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on October 27, 2022).

4.21	Indenture, dated August 19, 2022, between Sunnova Energy International Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 19, 2022).
4.22∞	Indenture, dated November 10, 2022, by and among Sunnova Helios X Issuer, LLC and Wilmington Trust, National Association.
10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 21, 2021).
10.2	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2021).
10.3	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2022).
10.4	Earnout Agreement, by and between LEN X, LLC and Sunnova Energy International Inc., dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 19, 2021).
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

Exhibit No.	Description
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

10.5.8∞
Amendment No. 8 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of June 8, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 10, 2022).

10.5.9
Amendment No. 9 to the Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Credit Suisse AG, New York Branch, dated as of July 22, 2022 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on July 28, 2022).

10.5.10∞
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

10.5.11∞
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

10.6∞
Credit Agreement among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, dated December 30, 2019 (incorporated by reference to Exhibit 10.35 to Form 10-K filed on February 25, 2020).

10.6.1
Consent and Amendment, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, and the Lenders from time to time party thereto, Sunnova Inventory Pledgor, LLC, and Sunnova TEP Developer, LLC, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 30, 2020).

10.6.2∞
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
10.6.3∞
Second Amendment to Credit Agreement, by and among Sunnova TEP Inventory, LLC, Credit Suisse AG, New York Branch, the Lenders and Funding Agents party thereto, Sunnova Energy Corporation, Sunnova Inventory Pledgor, LLC, Sunnova TEP OpCo, LLC and Sunnova TEP Developer, LLC, dated March 29, 2021 (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on April 29, 2021).

10.7∞
Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Banco Popular de Puerto Rico, dated September 30, 2020 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on October 29, 2020).

10.7.1
Amendment No. 1 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Banco Popular de Puerto Rico, dated October 13, 2021 (incorporated by reference to Exhibit 10.9.1 to Form 10-K filed on February 24, 2022).

10.7.2
Amendment No. 2 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, Banco Popular de Puerto Rico, and U.S. Bank National Association, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 23, 2022).

10.8∞
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

10.8.1∞
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

10.8.2
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

10.8.3
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

10.8.4∞
Fourth Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated October 18, 2021 (incorporated by reference to Exhibit 10.11.4 to Form 10-K filed on February 24, 2022).

10.8.5∞
Omnibus Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated October 29, 2021 (incorporated by reference to Exhibit 10.11.5 to Form 10-K filed on February 24, 2022).

10.8.6∞
Sixth Amendment to Amended and Restated Credit Agreement, by and among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, the Funding Agents from time to time party thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association and U.S. Bank National Association, dated April 12, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on July 28, 2022).

10.8.7∞
Seventh Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, as administrative agent, the lenders and other financial institutions party thereto, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2022).

Exhibit No.	Description
10.8.8∞
Eighth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Credit Suisse AG, New York Branch, as administrative agent, and the lenders and other financial institutions party thereto, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 12, 2022).

10.9
Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated August 29, 2014, for 42,238 square feet of office space known as Suites 350, 475, and 750 of the building located at 20 East Greenway Plaza, Houston, Texas 77046 (incorporated by reference to Exhibit 10.11 to Form S-1 filed on June 27, 2019).

10.9.1
Amendment No. 1 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated as dated May 18, 2015 (incorporated by reference to Exhibit 10.12 to Form S-1 filed on June 27, 2019).

10.9.2
Amendment No. 2 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated June 1, 2015 (incorporated by reference to Exhibit 10.13 to Form S-1 filed on June 27, 2019).

10.9.3
Amendment No. 3 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated November 15, 2018 (incorporated by reference to Exhibit 10.14 to Form S-1 filed on June 27, 2019).

10.9.4
Amendment No. 4 to Office Building Lease Agreement, between Sunnova Energy Corporation and 20 Greenway Plaza LLC, dated May 7, 2019 (incorporated by reference to Exhibit 10.15 to Form S-1 filed on June 27, 2019).

10.9.5
Amendment No. 5 to Office Building Lease Agreement by and between Sunnova Energy Corporation and SCP 20 Greenway, LLC dated September 12, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 13, 2019).

10.10+	Amended and Restated 2013 Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 29, 2019).
10.11+	Amended and Restated Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.18 to Form 8-K filed on July 29, 2019).
10.12+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan and Form of Award Letters (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.13+	Form of Restricted Stock Unit Award Letter (incorporated by reference to Exhibit 10.21 to Form S-1 filed on June 27, 2019).
10.14+	Form of Option Award Letter (incorporated by reference to Exhibit 10.22 to Form S-1 filed on June 27, 2019).
10.15+	Form of Restricted Stock Unit Award Letter for Non-Employee Director (incorporated by reference to Exhibit 10.23 to Form S-1 filed on June 27, 2019).
10.16+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).
10.17+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.27 to Form S-1/A filed on July 3, 2019).
10.18
Board Designation Agreement, by and among Sunnova Energy International, Inc., Kayne Multiple Strategy Fund, L.P., Kayne Solutions Fund, L.P., San Bernardino County Employees’ Retirement Association and TFGI Holdings, LLC, dated May 14, 2020 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on June 29, 2020).

10.19∞	Note Purchase Agreement, dated November 3, 2022, among Sunnova Helios X Issuer, LLC, Sunnova Energy Corporation, Sunnova Helios X Depositor, LLC and Credit Suisse Securities (USA) LLC.
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
∞    Portions of this exhibit have been omitted.
+    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: February 23, 2023	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Berger	Chief Executive Officer and Director	February 23, 2023
William J. Berger	(Principal Executive Officer)

/s/ Robert L. Lane	Chief Financial Officer	February 23, 2023
Robert L. Lane	(Principal Financial and Accounting Officer)

/s/ Anne Slaughter Andrew	Director	February 23, 2023
Anne Slaughter Andrew

/s/ Nora Brownell	Director	February 23, 2023
Nora Brownell

/s/ Rahman D'Argenio	Director	February 23, 2023
Rahman D'Argenio

/s/ Mark Longstreth	Director	February 23, 2023
Mark Longstreth

/s/ Akbar Mohamed	Director	February 23, 2023
Akbar Mohamed

/s/ Michael C. Morgan	Director	February 23, 2023
Michael C. Morgan

/s/ C. Park Shaper	Director	February 23, 2023
C. Park Shaper

/s/ Mary Yang	Director	February 23, 2023
Mary Yang