Form 10-Q
period 2023-03-31
Sunnova Energy International Inc.
filed 2023-04-27
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38995
_________________________________________________________________________________________
Sunnova Energy International Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________________

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

The registrant had 116,290,106 shares of common stock outstanding as of April 24, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$210,884	$360,257
Accounts receivable—trade, net	25,614	24,435
Accounts receivable—other	188,642	212,397
Other current assets, net of allowance of $3,658 and $3,250 as of March 31, 2023 and December 31, 2022, respectively	402,975	351,300
Total current assets	828,115	948,389

Property and equipment, net	4,054,373	3,784,801
Customer notes receivable, net of allowance of $87,801 and $77,998 as of March 31, 2023 and December 31, 2022, respectively	2,864,545	2,466,149
Intangible assets, net	155,400	162,512
Goodwill	13,150	13,150
Other assets	986,625	961,891
Total assets (1)	$8,902,208	$8,336,892

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$123,498	$116,136
Accrued expenses	122,233	139,873
Current portion of long-term debt	209,335	214,431
Other current liabilities	72,884	71,506
Total current liabilities	527,950	541,946

Long-term debt, net	5,621,437	5,194,755
Other long-term liabilities	806,057	712,741
Total liabilities (1)	6,955,444	6,449,442

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	179,502	165,737

Stockholders' equity:
Common stock, 115,584,659 and 114,939,079 shares issued as of March 31, 2023 and December 31, 2022, respectively, at $0.0001 par value	12	11
Additional paid-in capital—common stock	1,645,737	1,637,847
Accumulated deficit	(366,972)	(364,782)
Total stockholders' equity	1,278,777	1,273,076
Noncontrolling interests	488,485	448,637
Total equity	1,767,262	1,721,713
Total liabilities, redeemable noncontrolling interests and equity	$8,902,208	$8,336,892

(1) The consolidated assets as of March 31, 2023 and December 31, 2022 include $3,454,737 and $3,201,271, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $42,467 and $40,382 as of March 31, 2023 and December 31, 2022, respectively; accounts receivable—trade, net of $9,681 and $8,542 as of March 31, 2023 and December 31, 2022, respectively; accounts receivable—other of $457 and $810 as of March 31, 2023 and December 31, 2022, respectively; other current assets of $412,743 and $422,364 as of March 31, 2023 and December 31, 2022, respectively; property and equipment, net of $2,936,828 and $2,680,587 as of March 31, 2023 and December 31, 2022, respectively; and other assets of $52,561 and $48,586 as of March 31, 2023 and December 31, 2022, respectively. The consolidated liabilities as of March 31, 2023 and December 31, 2022 include $74,245 and $66,441, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $9,597 and $9,015 as of March 31, 2023 and December 31, 2022, respectively; accrued expenses of $239 and $287 as of March 31, 2023 and December 31, 2022, respectively; other current liabilities of $7,013 and $4,420 as of March 31, 2023 and December 31, 2022, respectively; and other long-term liabilities of $57,396 and $52,719 as of March 31, 2023 and December 31, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$161,696	$65,722

Operating expense:
Cost of revenue—depreciation	28,197	21,958
Cost of revenue—inventory sales	51,779	—
Cost of revenue—other	19,224	7,569
Operations and maintenance	10,739	6,761
General and administrative	101,261	70,223
Other operating income	(723)	(6,583)
Total operating expense, net	210,477	99,928

Operating loss	(48,781)	(34,206)

Interest expense, net	85,607	(1,015)
Interest income	(24,788)	(10,932)
Other (income) expense	236	(155)
Loss before income tax	(109,836)	(22,104)

Income tax expense	510	—
Net loss	(110,346)	(22,104)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(29,263)	12,954
Net loss attributable to stockholders	$(81,083)	$(35,058)

Net loss per share attributable to stockholders—basic and diluted	$(0.70)	$(0.31)
Weighted average common shares outstanding—basic and diluted	115,073,975	113,499,426

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(110,346)	$(22,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,671	24,740
Impairment and loss on disposals, net	647	402
Amortization of intangible assets	7,108	7,113
Amortization of deferred financing costs	5,171	2,626
Amortization of debt discount	3,512	1,784
Non-cash effect of equity-based compensation plans	9,515	10,864
Unrealized (gain) loss on derivatives	23,616	(33,874)
Unrealized gain on fair value instruments and equity securities	(487)	(6,362)
Other non-cash items	2,958	9,482
Changes in components of operating assets and liabilities:
Accounts receivable	20,837	4,958
Other current assets	(43,060)	(48,228)
Other assets	(80,308)	(22,639)
Accounts payable	(10,618)	(2,086)
Accrued expenses	(11,588)	9,620
Other current liabilities	(3,470)	(10,204)
Other long-term liabilities	(15,485)	(18,221)
Net cash used in operating activities	(169,327)	(92,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(289,296)	(138,181)
Payments for investments and customer notes receivable	(274,362)	(246,270)
Proceeds from customer notes receivable	36,111	23,740
Proceeds from investments in solar receivables	2,132	1,798
Other, net	1,120	1,263
Net cash used in investing activities	(524,295)	(357,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	604,240	391,903
Payments of long-term debt	(188,724)	(39,639)
Payments of deferred financing costs	(6,832)	(5,084)
Proceeds from issuance of common stock, net	(1,488)	(2,820)
Contributions from redeemable noncontrolling interests and noncontrolling interests	174,951	51,889
Distributions to redeemable noncontrolling interests and noncontrolling interests	(8,554)	(5,854)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(4,511)	(7,383)
Other, net	(211)	(199)
Net cash provided by financing activities	568,871	382,813
Net decrease in cash, cash equivalents and restricted cash	(124,751)	(66,966)
Cash, cash equivalents and restricted cash at beginning of period	545,574	391,897
Cash, cash equivalents and restricted cash at end of period	420,823	324,931
Restricted cash included in other current assets	(52,699)	(34,958)
Restricted cash included in other assets	(157,240)	(81,478)
Cash and cash equivalents at end of period	$210,884	$208,495

	Three Months Ended March 31,
	2023	2022
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$(142)	$10,026
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$11,462	$3,050

Supplemental cash flow information:
Cash paid for interest	$69,033	$36,926
Cash paid for income taxes	$510	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(35,058)	(35,058)	15,386	(19,672)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	$145,186	113,911,388	$11	$1,657,087	$(425,004)	$1,232,094	$273,854	$1,505,948

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	$179,502	115,584,659	$12	$1,645,737	$(366,972)	$1,278,777	$488,485	$1,767,262

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading Energy as a Service provider, serving over 309,000 customers in more than 45 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system and/or energy storage system either with financing provided by us (a "loan") or paid in full by the customer (a "sale"); however, we also offer service plans and repair services for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2023, we have raised more than $12.5 billion in total capital commitments from equity, debt and tax equity investors.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2022 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 23, 2023. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

Revisions

We have revised our previously issued interim financial statements to correct immaterial errors pertaining to our interest rate derivative financial instruments, specifically the credit valuation adjustment to account for the counterparties' credit risk. We did not record the estimated reduction to the derivative assets related to the credit valuation adjustment as of March 31, 2022. These immaterial errors impacted our consolidated balance sheet, consolidated statement of operations, consolidated statement of cash flows and consolidated statement of redeemable noncontrolling interests and equity. The following tables present the impact of these revisions on the interim financial statements:

Consolidated Balance Sheet

	As of March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$662,456	$(1,475)	$660,981
Accumulated deficit	$(423,529)	$(1,475)	$(425,004)

Consolidated Statement of Operations

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$(2,490)	$1,475	$(1,015)
Loss before income tax	$(20,629)	$(1,475)	$(22,104)
Net loss	$(20,629)	$(1,475)	$(22,104)
Net loss attributable to stockholders	$(33,583)	$(1,475)	$(35,058)
Net loss per share attributable to stockholders—basic and diluted	$(0.30)	$(0.01)	$(0.31)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(20,629)	$(1,475)	$(22,104)
Unrealized gain on derivatives	$(35,349)	$1,475	$(33,874)
Net cash used in operating activities	$(92,129)	$—	$(92,129)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Redeemable Noncontrolling Interests and Equity

	Accumulated Deficit
	As Previously Reported	Revisions	As Revised
	(in thousands)
December 31, 2021	$(459,715)	$—	$(459,715)
Net loss attributable to stockholders	(33,583)	(1,475)	(35,058)
Equity in subsidiaries attributable to parent	69,769	—	69,769
March 31, 2022	$(423,529)	$(1,475)	$(425,004)

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2022 annual audited consolidated financial statements.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$1,676	$1,044
Provision for current expected credit losses	928	475
Write off of uncollectible accounts	(779)	(506)
Recoveries	62	52
Balance at end of period	$1,887	$1,065

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us.

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
inventory sales if sold directly to a dealer or other party, (d) capitalize to property and equipment when installed on an existing home or business or (e) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Energy storage systems and components	$107,567	$74,968
Homebuilder construction in progress	46,443	43,116
Modules and inverters	28,049	32,798
Meters and modems	890	1,166
Other	—	65
Total	$182,949	$152,113

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$70,722	$—	$—	$70,722
Derivative assets	133,873	—	133,873	—
Total	$204,595	$—	$133,873	$70,722

Financial liabilities:
Contingent consideration	$15,040	$—	$—	$15,040
Total	$15,040	$—	$—	$15,040

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$72,171	$—	$—	$72,171
Derivative assets	112,712	—	112,712	—
Total	$184,883	$—	$112,712	$72,171

Financial liabilities:
Contingent consideration	$26,787	$—	$—	$26,787
Total	$26,787	$—	$—	$26,787

Changes in the fair value of our investments in solar receivables are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial assets accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets (see Note 4, Detail of Certain Balance Sheet Captions) in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$72,171	$82,658
Additions	969	—
Settlements	(2,173)	(1,320)
Loss recognized in earnings	(245)	(3,760)
Balance at end of period	$70,722	$77,578

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$26,787	$67,895
Settlements	(10,779)	(16,013)
Gain recognized in earnings	(968)	(9,967)
Balance at end of period	$15,040	$41,915

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of March 31, 2023 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	16.00%
	Risk-free discount rate	4.06%
Contingent consideration - microgrid earnout	Probability of success	25.00%
	Risk-free discount rate	4.06%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
PPA revenue	$21,746	$21,185
Lease revenue	31,343	21,780
Inventory sales revenue	59,914	—
Solar renewable energy certificate revenue	7,791	6,244
Cash sales revenue	16,819	11,348
Loan revenue	7,143	3,376
Other revenue	16,940	1,789
Total	$161,696	$65,722

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
approximately $3.7 billion as of March 31, 2023, of which we expect to recognize approximately 3% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2023 and December 31, 2022. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system or energy storage system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system or energy storage system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 710 depending on certain circumstances, and we secure the loans with the solar energy systems or energy storage systems financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective solar service agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of PPAs. Deferred revenue was $297.8 million as of December 31, 2021. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Loans	$689,342	$586,128
PPAs and leases	30,790	24,893
Solar receivables	4,536	4,602
Total (1)	$724,668	$615,623

(1) Of this amount, $38.9 million and $30.2 million is recorded in other current liabilities as of March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023 and 2022, we recognized revenue of $19.8 million and $2.1 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of March 31, 2023, our liability for self-insured claims was $2.4 million, which represents our best estimate of the future cost of claims. We believe we have adequate reserves for these claims as of March 31, 2023; however, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of March 31, 2023	As of December 31, 2022
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$3,972,515	$3,719,727
Construction in progress		367,174	329,893
Asset retirement obligations	30	60,409	57,063
Information technology systems	3	80,417	72,797
Computers and equipment	3-5	5,664	4,976
Leasehold improvements	3-6	5,964	5,558
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	158	157
Property and equipment, gross		4,495,113	4,192,983
Less: accumulated depreciation		(440,740)	(408,182)
Property and equipment, net		$4,054,373	$3,784,801

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $388.2 million and $360.1 million as of March 31, 2023 and December 31, 2022, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Inventory	$182,949	$152,113
Current portion of customer notes receivable	133,150	114,910
Restricted cash	52,699	51,733
Prepaid assets	20,457	17,492
Deferred receivables	5,650	7,392
Current portion of investments in solar receivables	7,973	7,107
Other	97	553
Total	$402,975	$351,300

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Construction in progress - customer notes receivable	$326,907	$382,611
Restricted cash	157,240	133,584
Exclusivity and other bonus arrangements with dealers, net	144,568	121,313
Investments in solar receivables	62,749	65,064
Straight-line revenue adjustment, net	55,416	53,086
Other	239,745	206,233
Total	$986,625	$961,891

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Interest payable	$26,220	$35,258
Deferred revenue	38,938	30,172
Current portion of operating and finance lease liability	3,246	3,247
Current portion of performance guarantee obligations	1,810	2,495
Other	2,670	334
Total	$72,884	$71,506

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$69,869	$54,396
Additional obligations incurred	3,355	2,573
Accretion expense	1,081	840
Other	(13)	(30)
Balance at end of period	$74,292	$57,779

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system or energy storage system through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Customer notes receivable	$3,089,154	$2,662,307
Allowance for credit losses	(91,459)	(81,248)
Customer notes receivable, net (1)	$2,997,695	$2,581,059
Estimated fair value, net	$2,940,803	$2,554,948

(1)    Of this amount, $133.2 million and $114.9 million is recorded in other current assets as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$81,248	$41,138
Provision for current expected credit losses (1)	10,211	6,644
Recoveries	—	36
Balance at end of period	$91,459	$47,818

(1)    In addition, we recognized $48,000 and $13,000 during the three months ended March 31, 2023 and 2022, respectively, of provision for current expected credit losses related to our long-term receivables for our customer leases.

As of March 31, 2023 and December 31, 2022, we invested $326.9 million and $382.6 million, respectively, in loan solar energy systems and energy storage systems not yet placed in service. For the three months ended March 31, 2023 and 2022, interest income related to our customer notes receivable was $20.1 million and $10.8 million, respectively. As of March 31, 2023 and December 31, 2022, accrued interest receivable related to our customer notes receivable was $10.7 million and $10.2 million, respectively. As of March 31, 2023 and December 31, 2022, there was $15.6 million and $12.6 million, respectively, of customer notes receivable not accruing interest and there was $341,000 and $278,000, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended March 31, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $13,000 and $493,000, respectively, was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
1-90 days past due	$89,799	$91,668
91-180 days past due	27,743	16,859
Greater than 180 days past due	35,638	14,504
Total past due	153,180	123,031
Not past due	2,935,974	2,539,276
Total	$3,089,154	$2,662,307

As of March 31, 2023 and December 31, 2022, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $47.8 million and $31.4 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Payment performance:
Performing	$457,192	$1,412,752	$725,043	$221,976	$112,971	$123,582	$3,053,516
Nonperforming (1)	—	8,596	11,707	3,670	4,048	7,617	35,638
Total	$457,192	$1,421,348	$736,750	$225,646	$117,019	$131,199	$3,089,154

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX") and Sunnova Inventory Supply, LLC ("IS"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31, 2023 Weighted Average Effective Interest Rates	As of March 31, 2023		Year Ended December 31, 2022 Weighted Average Effective Interest Rates	As of December 31, 2022
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.72%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.07%	600,000	—	3.11%	600,000	—
Debt discount, net		(23,047)	—		(24,324)	—
Deferred financing costs, net		(909)	—		(920)	—
Sunnova Energy Corporation
5.875% senior notes	6.63%	400,000	—	6.52%	400,000	—
Debt discount, net		(3,389)	—		(3,767)	—
Deferred financing costs, net		(6,849)	—		(7,339)	—
EZOP

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility	7.98%	706,000	—	5.10%	500,000	—
Debt discount, net		(463)	—		(532)	—
HELII
Solar asset-backed notes	5.72%	199,339	8,985	5.69%	204,016	8,632
Debt discount, net		(28)	—		(30)	—
Deferred financing costs, net		(3,424)	—		(3,591)	—
RAYSI
Solar asset-backed notes	5.63%	104,150	10,692	5.54%	105,878	9,957
Debt discount, net		(905)	—		(960)	—
Deferred financing costs, net		(3,339)	—		(3,451)	—
HELIII
Solar loan-backed notes	4.47%	92,415	10,322	4.42%	94,247	10,438
Debt discount, net		(1,465)	—		(1,536)	—
Deferred financing costs, net		(1,407)	—		(1,474)	—
TEPH
Revolving credit facility	9.78%	553,274	—	7.74%	425,700	—
Debt discount, net		(1,777)	—		(2,043)	—
SOLI
Solar asset-backed notes	3.98%	345,822	15,052	3.92%	348,962	16,063
Debt discount, net		(84)	—		(87)	—
Deferred financing costs, net		(6,563)	—		(6,827)	—
HELIV
Solar loan-backed notes	4.19%	103,869	11,330	4.15%	105,655	11,494
Debt discount, net		(528)	—		(564)	—
Deferred financing costs, net		(2,447)	—		(2,609)	—
AP8
Revolving credit facility	10.07%	148,774	1,226	20.52%	74,535	465
SOLII
Solar asset-backed notes	3.46%	229,025	6,687	3.41%	232,276	6,409
Debt discount, net		(62)	—		(64)	—
Deferred financing costs, net		(4,417)	—		(4,576)	—
HELV
Solar loan-backed notes	2.51%	141,939	14,144	2.47%	143,940	14,367
Debt discount, net		(653)	—		(690)	—
Deferred financing costs, net		(2,522)	—		(2,661)	—
SOLIII
Solar asset-backed notes	2.84%	270,504	16,727	2.78%	275,779	16,632
Debt discount, net		(113)	—		(117)	—
Deferred financing costs, net		(5,431)	—		(5,616)	—
HELVI
Solar loan-backed notes	2.12%	168,073	14,165	2.08%	167,669	16,770
Debt discount, net		(38)	—		(40)	—
Deferred financing costs, net		(2,771)	—		(2,909)	—
HELVII
Solar loan-backed notes	2.56%	128,449	11,908	2.50%	126,856	16,058
Debt discount, net		(36)	—		(38)	—
Deferred financing costs, net		(2,103)	—		(2,193)	—
HELVIII
Solar loan-backed notes	3.64%	247,171	29,946	3.54%	250,014	31,099
Debt discount, net		(5,043)	—		(5,267)	—
Deferred financing costs, net		(3,932)	—		(4,080)	—
SOLIV
Solar asset-backed notes	5.97%	334,975	8,186	5.76%	338,251	8,080
Debt discount, net		(10,756)	—		(11,190)	—
Deferred financing costs, net		(7,701)	—		(7,996)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HELIX
Solar loan-backed notes	5.69%	193,191	29,082	5.46%	193,837	29,632
Debt discount, net		(3,453)	—		(3,589)	—
Deferred financing costs, net		(3,191)	—		(3,303)	—
HELX
Solar loan-backed notes	7.26%	158,558	20,883	6.23%	162,301	18,335
Debt discount, net		(11,945)	—		(12,459)	—
Deferred financing costs, net		(3,300)	—		(3,319)	—
IS
Revolving credit facility	7.50%	45,000	—		—	—
Total		$5,621,437	$209,335		$5,194,755	$214,431

Availability.    As of March 31, 2023, we had $220.7 million of available borrowing capacity under our various financing arrangements, consisting of $69.0 million under the EZOP revolving credit facility, $146.7 million under the TEPH revolving credit facility and $5.0 million under the IS revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of March 31, 2023, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.    In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas).

TEPH Debt.    In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the TEPH revolving credit facility. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment,

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions.

AP8 Debt.    In March 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million.

IS Debt.    In March 2023, IS entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment amount of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory directly from Sunnova Energy Corporation, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility).

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$519,554	$575,000	$511,733
SEI 2.625% convertible senior notes	600,000	581,798	600,000	574,693
Sunnova Energy Corporation 5.875% senior notes	400,000	361,710	400,000	359,283
EZOP revolving credit facility	706,000	706,000	500,000	500,000
HELII solar asset-backed notes	208,324	204,426	212,648	206,045
RAYSI solar asset-backed notes	114,842	105,543	115,835	104,594
HELIII solar loan-backed notes	102,737	93,487	104,685	93,706
TEPH revolving credit facility	553,274	553,274	425,700	425,700
SOLI solar asset-backed notes	360,874	315,405	365,025	313,174
HELIV solar loan-backed notes	115,199	100,830	117,149	100,913
AP8 revolving credit facility	150,000	150,000	75,000	75,000
SOLII solar asset-backed notes	235,712	191,464	238,685	189,728
HELV solar loan-backed notes	156,083	135,881	158,307	135,408
SOLIII solar asset-backed notes	287,231	238,463	292,411	237,425
HELVI solar loan-backed notes	182,238	157,691	184,439	157,289
HELVII solar loan-backed notes	140,357	124,421	142,914	124,476
HELVIII solar loan-backed notes	277,117	253,013	281,113	252,483
SOLIV solar asset-backed notes	343,161	335,834	346,331	334,335
HELIX solar loan-backed notes	222,273	211,998	223,469	210,070
HELX solar loan-backed notes	179,441	183,535	180,636	183,165
IS revolving credit facility	45,000	45,000	—	—
Total (1)	$5,954,863	$5,569,327	$5,539,347	$5,089,220

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $124.1 million and $130.2 million as of March 31, 2023 and December 31, 2022, respectively.

For the EZOP, TEPH, AP8 and IS debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX and HELX debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the three months ended March 31, 2023 and 2022, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $153.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2022, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the three months ended March 31, 2023 and 2022, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $4.8 million and $0, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the three months ended March 31, 2023 and 2022, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $119.6 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2023 and 2022, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $1.9 million and a realized loss of $591,000, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the three months ended March 31, 2023 and 2022, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $75.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the three months ended March 31, 2023 and 2022, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $3,000 and $0, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of March 31, 2023				As of December 31, 2022
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2022 - February 2023	October 2031 - November 2035	0.890%	$618,421	June 2022 - July 2022	July 2034	0.890%	$489,477
TEPH	July 2022 - March 2023	April 2034 - October 2041	1.520% - 3.000%	503,349	July 2022 - December 2022	January 2035 - April 2041	1.520% - 2.630%	383,749
AP8	November 2022	September 2025	4.250%	150,000	November 2022	September 2025	4.250%	75,000
Total				$1,271,770				$948,226

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Other assets	$133,873	$112,712

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Realized (gain) loss	$(6,707)	$591
Unrealized (gain) loss	23,616	(33,874)
Total	$16,909	$(33,283)

(9) Income Taxes

Our effective income tax rate is 0% for the three months ended March 31, 2023 and 2022. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of March 31, 2023 and December 31, 2022 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2023, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from $30.0 million to $125.0 million. In March 2023, the Class A member of Sunnova TEP 7-C, LLC increased its capital commitment from $41.0 million to $51.3 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of March 31, 2023 and December 31, 2022.

(11) Equity-Based Compensation

In February 2023, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 1,525,652, an amount that, together with the shares remaining available for grant under the LTIP, is equal to 5,746,588 shares, or approximately 5% of the number of shares of common stock outstanding as of December 31, 2022.

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Granted	826,076	$14.61	9.98	$8.49
Outstanding, March 31, 2023	4,085,535	$17.70	5.61		$6,679
Exercisable, March 31, 2023	2,706,045	$16.44	3.60		$5,746
Vested and expected to vest, March 31, 2023	4,085,535	$17.70	5.61		$6,679
Non-vested, March 31, 2023	1,379,490			$10.94

The number of stock options that vested during the three months ended March 31, 2023 and 2022 was 16,816. The grant date fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $309,000. As of March 31, 2023, there was $12.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.46 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,609,615	$20.62
Granted	1,602,522	$14.19
Vested	(740,979)	$18.25
Forfeited	(22,016)	$19.46
Outstanding, March 31, 2023	2,449,142	$17.14

The number of restricted stock units that vested during the three months ended March 31, 2023 and 2022 was 740,979 and 644,466, respectively. The grant date fair value of restricted stock units that vested during the three months ended March 31, 2023 and 2022 was $13.5 million and $13.2 million, respectively. As of March 31, 2023, there was $36.7 million of total

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.86 years.

Employee Stock Purchase Plan ("ESPP")

As of March 31, 2023 and December 31, 2022, the number of shares of common stock issued under the ESPP was 7,106.

(12) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(81,083)	$(35,058)

Net loss per share attributable to stockholders—basic and diluted	$(0.70)	$(0.31)
Weighted average common shares outstanding—basic and diluted	115,073,975	113,499,426

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Equity-based compensation awards	5,037,823	4,486,559
Convertible senior notes	34,150,407	16,628,073

(13) Commitments and Contingencies

Legal.    We are a party to a number of lawsuits, claims and governmental proceedings that are ordinary, routine matters incidental to our business. In addition, in the ordinary course of business, we periodically have disputes with dealers and customers. We do not expect the outcomes of these matters to have, either individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Performance Guarantee Obligations.    As of March 31, 2023, we recorded $3.1 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $1.8 million is recorded in other current liabilities and $1.3 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2022, we recorded $4.8 million related to these guarantees, of which $2.5 million is recorded in other current liabilities and $2.3 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$4,845	$5,293
Accruals	1,015	329
Settlements	(2,731)	(3,148)
Balance at end of period	$3,129	$2,474

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease expense	$692	$692
Finance lease expense:
Amortization expense	230	175
Interest on lease liabilities	18	14
Short-term lease expense	27	27
Variable lease expense	233	255
Total	$1,200	$1,163

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets:
Operating leases	$14,194	$14,706
Finance leases	2,329	2,476
Total right-of-use assets	$16,523	$17,182

Current lease liabilities:
Operating leases	$2,487	$2,451
Finance leases	759	796
Long-term leases liabilities:
Operating leases	15,131	15,751
Finance leases	851	957
Total lease liabilities	$19,228	$19,955

Other information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$764	$382
Operating cash flows from finance leases	$18	$14
Financing cash flows from finance leases	$211	$199
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$83	$287

(1)Includes reimbursements in 2023 and 2022 of approximately $0 and $45,000, respectively, for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (years):
Operating leases	6.37	6.60
Finance leases	2.68	2.86
Weighted average discount rate:
Operating leases	3.95%	3.95%
Finance leases	4.52%	4.37%

Future minimum lease payments under our non-cancelable leases as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2023	$2,386	$648
2024	3,118	637
2025	3,168	320
2026	3,236	97
2027	3,304	3
2028 and thereafter	5,485	—
Total	20,697	1,705
Amount representing interest	(2,458)	(95)
Amount representing leasehold incentives	(621)	—
Present value of future payments	17,618	1,610
Current portion of lease liability	(2,487)	(759)
Long-term portion of lease liability	$15,131	$851

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

Dealer Commitments.    As of March 31, 2023 and December 31, 2022, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $144.6 million and $121.3 million, respectively. Under these agreements, we paid $24.6 million and $13.2 million during the three months ended March 31, 2023 and 2022, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2023	$43,187
2024	74,399
2025	58,986
2026	36,904
2027	30,000
2028 and thereafter	—
Total	$243,476

Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
amendment does not contain specific dollar amounts or thresholds; however, we estimate these remaining purchase commitments to be approximately $457.1 million. During the three months ended March 31, 2023 and 2022, we purchased $78.4 million and $50.6 million, respectively, under this agreement.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of March 31, 2023 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2023	$27,796
2024	6,012
2025	85
2026	—
2027	—
2028 and thereafter	—
Total	$33,893

(14) Subsequent Events

Financing with the U.S. Department of Energy.     In April 2023, the U.S. Department of Energy (the "DOE") announced a conditional commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements under its Innovative Clean Energy Loan Guarantee Program. The commitment is subject to various customary conditions. There is no assurance the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us.

SOLV Debt.    In April 2023, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLV, a special purpose entity, that issued $300.0 million in aggregate principal amount of Series 2023-1 Class A solar asset-backed notes and $23.5 million in aggregate principal amount of Series 2023-1 Class B solar asset-backed notes (collectively, the "SOLV Notes") with a maturity date of April 2058. The SOLV Notes were issued at a discount of 5.01% and 11.63% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 5.40% and 7.35% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems of SOLV's subsidiaries are used to service the quarterly principal and interest payments on the SOLV Notes and satisfy SOLV's expenses, and any remaining cash can be distributed to Sunnova Sol V Depositor, LLC, SOLV's sole member. In connection with the SOLV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLV pursuant to the sale and contribution agreement. SOLV is also required to maintain certain reserve accounts for the benefit of the holders of the SOLV Notes, each of which must remain funded at all times to the levels specified in the SOLV Notes. The indenture requires SOLV to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLV Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLV Notes have no recourse to our other assets except as expressly set forth in the SOLV Notes.

Noncontrolling Interests.    In April 2023, the Class A member of Sunnova TEP V-C, LLC increased its capital commitment from $150.0 million to $150.2 million. In April 2023, the Class A member of Sunnova TEP 6-A, LLC increased its capital commitment from $50.0 million to $57.7 million.

Common Stock.    In April 2023, we issued 690,122 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement entered into in connection with the acquisition of SunStreet Energy Group, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading Energy as a Service provider, serving over 309,000 customers in more than 45 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so home and business owners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

We offer customers products to power their homes and businesses with affordable solar energy and related products and services. We are able to offer savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage, and, in the case of the latter, are able to also provide energy resiliency. Our solar service agreements typically take the form of a lease, power purchase agreement ("PPA"), loan or cash purchase; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources among the solar panel, grid and energy storage system, as appropriate, and diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through March 31, 2023, we have raised more than $12.5 billion in total capital commitments from equity, debt and tax equity investors.

In addition to providing ongoing service as a standard component of our solar service agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems through third parties. We also offer complementary products as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 1,763 megawatts of generation capacity and serving over 309,000 customers.

Recent Developments

Financing Transactions

In February 2023, a tax equity investor increased its capital commitment from $30.0 million to $125.0 million. In March 2023, a tax equity investor increased its capital commitment from $41.0 million to $51.3 million. In April 2023, two tax equity investors increased their capital commitment from $200.0 million to $207.8 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In February 2023, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to Credit Suisse AG, New York Branch), as agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to CSNYB), as agent, and the lenders and other financial institutions party thereto. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In March 2023, the revolving credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), certain of our other subsidiaries party thereto, Banco Popular de Puerto Rico, as agent, and the lenders and other financial institutions party thereto was amended to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In March 2023, Sunnova Inventory Supply, LLC ("IS") entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment amount of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory directly from Sunnova Energy Corporation, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility). See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In April 2023, the U.S. Department of Energy (the "DOE") announced a conditional commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements under its Innovative Clean Energy Loan Guarantee Program. The commitment is subject to various customary conditions. There is no assurance the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In April 2023, one of our subsidiaries issued $300.0 million in aggregate principal amount of Series 2023-1 Class A solar asset-backed notes and $23.5 million in aggregate principal amount of Series 2023-1 Class B solar asset-backed notes (collectively, the "SOLV Notes") with a maturity date of April 2058. The SOLV Notes were issued at a discount of 5.01% and 11.63% for the Class A and Class B notes, respectively, and bear interest at an annual rate of 5.40% and 7.35% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through March 31, 2023, we have issued $3.6 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through March 31, 2023, we have received commitments of approximately $1.9 billion through the use of tax equity funds, of which an aggregate of $1.6 billion has been funded and $138.8 million remains available for use.

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

	As of March 31, 2023	As of December 31, 2022	Change
Number of customers	309,300	279,400	29,900

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

	Three Months Ended March 31,
	2023	2022
Weighted average number of systems (excluding loan agreements and cash sales)	197,500	155,800
Weighted average number of systems with loan agreements	88,700	41,700
Weighted average number of systems with cash sales	7,300	2,400
Weighted average number of systems	293,500	199,900

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(110,346)	$(22,104)
Interest expense, net	85,607	(1,015)
Interest income	(24,788)	(10,932)
Income tax expense	510	—
Depreciation expense	32,671	24,740
Amortization expense	7,338	7,288
EBITDA	(9,008)	(2,023)
Non-cash compensation expense	9,515	10,864
ARO accretion expense	1,081	840
Financing deal costs	173	384
Natural disaster losses and related charges, net	137	—
Acquisition costs	743	1,259
Unrealized gain on fair value instruments and equity securities	(487)	(6,362)
Amortization of payments to dealers for exclusivity and other bonus arrangements	1,386	928
Legal settlements	750	—
Provision for current expected credit losses	10,259	6,657
Indemnification payments to tax equity investors	4	—
Adjusted EBITDA	$14,553	$12,547

Interest Income from Customer Notes Receivable; Principal Proceeds from Customer Notes Receivable, Net of Related Revenue; and Proceeds from Investments in Solar Receivables. Under our loan agreements, the customer obtains financing for the purchase of a solar energy system from us and we agree to operate and maintain the solar energy system throughout the duration of the agreement. Pursuant to the terms of the loan agreement, the customer makes scheduled principal and interest payments to us and has the option to prepay principal at any time in part or in full. Whereas we typically recognize payments from customers under our leases and PPAs as revenue, we recognize payments received from customers under our loan agreements (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. We also enter into leases with third-party owners of pools of solar energy systems to receive such third party's interest in those systems. In connection therewith, we assume the related customer PPA and lease obligations, entitling us to future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those agreements. We recognize payments received from such third parties as proceeds from investments in solar receivables.

While Adjusted EBITDA effectively captures the operating performance of our leases and PPAs, it only reflects the service portion of the operating performance under our loan agreements. We do not consider our types of solar service agreements differently when evaluating our operating performance. In order to present a measure of operating performance that provides comparability without regard to the different accounting treatment among our different types of solar service agreements, we consider interest income from customer notes receivable, principal proceeds from customer notes receivable, net of related revenue, and proceeds from investments in solar receivables as key performance metrics. We believe these metrics provide a more meaningful and uniform method of analyzing our operating performance when viewed in light of our other key performance metrics across the primary types of solar service agreements.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest income from customer notes receivable	$20,088	$10,832
Principal proceeds from customer notes receivable, net of related revenue	$29,098	$20,413
Proceeds from investments in solar receivables	$2,132	$1,798

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$210,477	$99,928
Depreciation expense	(32,671)	(24,740)
Amortization expense	(7,338)	(7,288)
Non-cash compensation expense	(9,515)	(10,864)
ARO accretion expense	(1,081)	(840)
Financing deal costs	(173)	(384)
Natural disaster losses and related charges, net	(137)	—
Acquisition costs	(743)	(1,259)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(1,386)	(928)
Legal settlements	(750)	—
Provision for current expected credit losses	(10,259)	(6,657)
Direct sales costs	(7,597)	(380)
Cost of revenue related to cash sales	(9,345)	(5,815)
Cost of revenue related to inventory sales	(51,779)	—
Unrealized gain on fair value instruments	723	6,207
Indemnification payments to tax equity investors	(4)	—
Adjusted Operating Expense	$78,422	$46,980
Adjusted Operating Expense per weighted average system	$267	$235

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our leases and PPAs, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates ("SRECs"), either under existing contracts or in future sales, plus the cash flows we expect to receive from energy services programs such as grid services, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of March 31, 2023 and December 31, 2022, calculated using a 6% discount rate.

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Estimated gross contracted customer value	$6,751	$5,875

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs that may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 6% to be appropriate based on recent transactions that demonstrate a portfolio of solar service agreements is an asset class that can be securitized successfully on a long-term basis with a weighted-average coupon of less than 6%. We also present these metrics with a discount rate of 6% based on industry practice. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of March 31, 2023
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$7,179	$6,849	$6,560	$6,307	$6,083
0%	$7,431	$7,068	$6,751	$6,473	$6,229

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity and other financing strategies to help fund our operations. From our inception through March 31, 2023, we have raised more than $12.5 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. The amount for the Section 48(a) ITC was equal to 30% of the basis of eligible solar property that began construction before 2020 if placed in service before 2022. The Section 48(a) ITC percentage decreased to 26% for eligible solar property that began construction during 2020 or 2021 if the property was placed into service before 2022. Under the Inflation Reduction Act of 2022 ("IRA"), which was enacted in August 2022, for eligible solar property that begins construction before 2025 and for eligible energy storage property that begins construction after 2022 and before 2025, the Section 48(a) ITC percentage will be no less than 30% provided (a) the project satisfies certain labor and apprenticeship requirements, (b) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (c) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output of most of our solar energy systems and energy storage systems. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. It is unclear what effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

Our ability to raise capital from third-party investors is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates have risen and remain subject to volatility that may result from action taken by the Federal Reserve. Recent data have suggested inflationary pressures may be more durable than anticipated, which could result in interest rate increases or continued higher interest rates and/or further tapering of quantitative easing policies enacted towards the outset of the COVID-19 pandemic sooner than previously expected.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the three months ended March 31, 2023 and 2022, we incurred $9.6 million and $3.8 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Results of Operations—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue	$161,696	$65,722	$95,974

Operating expense:
Cost of revenue—depreciation	28,197	21,958	6,239
Cost of revenue—inventory sales	51,779	—	51,779
Cost of revenue—other	19,224	7,569	11,655
Operations and maintenance	10,739	6,761	3,978
General and administrative	101,261	70,223	31,038
Other operating income	(723)	(6,583)	5,860
Total operating expense, net	210,477	99,928	110,549

Operating loss	(48,781)	(34,206)	(14,575)

Interest expense, net	85,607	(1,015)	86,622
Interest income	(24,788)	(10,932)	(13,856)
Other (income) expense	236	(155)	391
Loss before income tax	(109,836)	(22,104)	(87,732)

Income tax expense	510	—	510
Net loss	(110,346)	(22,104)	(88,242)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(29,263)	12,954	(42,217)
Net loss attributable to stockholders	$(81,083)	$(35,058)	$(46,025)

Revenue

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
PPA revenue	$21,746	$21,185	$561
Lease revenue	31,343	21,780	9,563
Inventory sales revenue	59,914	—	59,914
SREC revenue	7,791	6,244	1,547
Cash sales revenue	16,819	11,348	5,471
Loan revenue	7,143	3,376	3,767
Other revenue	16,940	1,789	15,151
Total	$161,696	$65,722	$95,974

Revenue increased by $96.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to inventory sales and an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 116,400 for the three months ended March 31, 2022 to approximately 149,800 for the three months ended March 31, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $376 per system for the three months ended March 31, 2022 compared to $361 per system for the same period in 2023 (4% decrease). Inventory sales revenue increased by $59.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the sale of inventory to our dealers or other parties, which began in April 2022. SREC revenue increased by $1.5 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in SREC prices in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements remained flat at $81 per system for the three months ended March 31, 2022 compared to $81 per system for the same period in 2023.

Cost of Revenue—Depreciation

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$28,197	$21,958	$6,239

Cost of revenue—depreciation increased by $6.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 116,400 for the three months ended March 31, 2022 to approximately 149,800 for the three months ended March 31, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $189 per system for the three months ended March 31, 2022 compared to $188 per system for the same period in 2023.

Cost of Revenue—Inventory Sales

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$51,779	$—	$51,779

Cost of revenue—inventory sales increased by $51.8 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$19,224	$7,569	$11,655

Cost of revenue—other increased by $11.7 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to costs related to direct sales of $7.2 million and costs related to cash sales revenue of $3.5 million.

Operations and Maintenance Expense

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$10,739	$6,761	$3,978

Operations and maintenance expense increased by $4.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher truck roll and monitoring costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory impairments, increased from $43 per system for the three months ended March 31, 2022 to $52 per system for the three months ended March 31, 2023 primarily due to higher truck roll costs.

General and Administrative Expense

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
General and administrative	$101,261	$70,223	$31,038

General and administrative expense increased by $31.0 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to increases of (a) $15.9 million of payroll and employee related expenses primarily due to the hiring of personnel to support growth, (b) $3.6 million of provision for current expected credit losses due to the growth in loan customers, (c) $3.4 million of consultants, contractors, and professional fees, (d) $2.3 million of legal expense, (e) $1.7 million of depreciation expense and (f) $1.5 million of information technology expense.

Other Operating Income

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Other operating income	$(723)	$(6,583)	$5,860

Other operating income decreased by $5.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest expense, net	$85,607	$(1,015)	$86,622

Interest expense, net increased by $86.6 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to increases in unrealized losses on derivatives of $57.5 million and interest expense of $32.6 million due to higher levels of debt outstanding in 2023 compared to 2022. This was partially offset by an increase in realized gains on derivatives of $7.3 million.

Interest Income

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Interest income	$24,788	$10,932	$13,856

Interest income increased by $13.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 41,700 for the three months ended March 31, 2022 to approximately 88,700 for the three months ended March 31, 2023. On a weighted average number of systems basis, loan interest income decreased from $260 per system for the three months ended March 31, 2022 to $226 per system for the three months ended March 31, 2023 primarily due to an increase in the volume of accessory loans.

Income Tax Expense

Income tax expense increased by $510,000 in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in taxes incurred in jurisdictions with separate tax-reporting requirements.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $42.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in loss attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Liquidity and Capital Resources

As of March 31, 2023, we had total cash of $420.8 million, of which $210.9 million was unrestricted, and $220.7 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 13, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2023, we were in compliance with all debt covenants under our financing arrangements.

As of March 31, 2023, our liquidity and financial condition had not been materially affected by the recent adverse developments affecting financial institutions and companies in the financial services industry, including Silicon Valley Bank and Credit Suisse. For a discussion of the potential impact of these adverse developments, see Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of March 31, 2023, we had undrawn committed capital of approximately $138.8 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2023, a tax equity investor increased its capital commitment from $30.0 million to $125.0 million. In March 2023, a tax equity investor increased its capital commitment from $41.0 million to $51.3 million. In April 2023, two tax equity investors increased their capital commitment from $200.0 million to $207.8 million.

Warehouse and Other Debt Financings

In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse sold a significant part of its Securitized Products Group to an affiliate of Apollo. Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by Atlas. In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the EZOP Assignment under the EZOP revolving credit facility. In connection with the EZOP Assignment, CSNYB resigned as the agent under the EZOP revolving credit facility, the Successor Agent was appointed and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas).

In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the TEPH Assignment under the TEPH revolving credit facility. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions.

In March 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. We believe we will be able to meet this obligation of $150.0 million due in September 2024 through either repayment or refinancing of the facility.

In March 2023, IS entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory directly from Sunnova Energy Corporation, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility).

In April 2023, the DOE announced a conditional commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements under its Innovative Clean Energy Loan Guarantee Program. The commitment is subject to various customary conditions. There is no assurance the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us.

Securitizations

SOLV Debt.    In April 2023, one of our subsidiaries issued $300.0 million in aggregate principal amount of Series 2023-1 Class A solar asset-backed notes and $23.5 million in aggregate principal amount of Series 2023-1 Class B solar asset-backed notes with a maturity date of April 2058. The SOLV Notes were issued at a discount of 5.01% and 11.63% for the Class A and Class B notes, respectively, and bear interest at an annual rate of 5.40% and 7.35% for the Class A and Class B notes, respectively.

Historical Cash Flows—Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(169,327)	$(92,129)	$(77,198)
Net cash used in investing activities	(524,295)	(357,650)	(166,645)
Net cash provided by financing activities	568,871	382,813	186,058
Net decrease in cash, cash equivalents and restricted cash	$(124,751)	$(66,966)	$(57,785)

Operating Activities

Net cash used in operating activities increased by $77.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is primarily a result of increases in payments to dealers for exclusivity and other bonus arrangements of $11.4 million. This increase is also due to an increase in net outflows of $25.6 million in 2023 compared to net outflows of $5.3 million in 2022 based on: (a) our net loss of $110.3 million in 2023 excluding non-cash operating items of $84.7 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, unrealized net gains on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $25.6 million and (b) our net loss of $22.1 million in 2022 excluding non-cash operating items of $16.8 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net outflows of $5.3 million. These net differences between the two periods resulted in a net change in operating cash flows of $20.3 million in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities increased by $166.6 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is primarily a result of increases in purchases of property and equipment, primarily solar energy systems, of $151.1 million and payments for investments and customer notes receivable of $28.1 million.

This increase is partially offset by increases in proceeds from customer notes receivable of $12.4 million and proceeds from investments in solar receivables of $0.3 million.

Financing Activities

Net cash provided by financing activities increased by $186.1 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is primarily a result of an increase in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $120.4 million and net borrowings under our debt facilities of $63.3 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our interim financial statements, which have been prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results may differ from these estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $2.2 million for the three months ended March 31, 2023.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2023, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 except as described below.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely impact our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Further, uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse ("CS") during March 2023. In March 2023, CS agreed to be acquired by UBS following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority. While we have no deposits with CS or SVB, we continue to have ongoing relationships with both banks. CS was the primary lender and agent for our EZOP and TEPH revolving credit facilities until March 2023; and CS was and remains an interest rate counterparty. SVB and its successor, Silicon Valley Bridge Bank ("SVBB") were and are lenders of our TEPH revolving credit facility. To date, CS and SVBB have performed their obligations to us and have been responsive to our requests, although there can be no assurances such performance will continue in the future

We maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large "money center" financial institutions, but there can be no assurance this strategy will be successful. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

PART IV

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
10.1∞
Amendment No. 12 to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Credit Suisse AG, New York Branch, as agent, dated as of February 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2023).

10.2∞
Credit Agreement, by and among Sunnova Inventory Supply, LLC, the Guarantors party thereto, the lenders and other financial institutions party thereto, and Texas Capital Bank, as administrative agent, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 16, 2023).

10.3	Sunnova Energy International Inc. Retirement Policy for Equity Awards, adopted March 15, 2023.
10.4	Retirement and Transition Agreement, dated March 15, 2023, by and among Walter A. Baker and Sunnova Energy International Inc.
10.5∞
Amendment No. 3 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, as Borrower, Sunnova SLA Management, LLC, as Manager and Servicer, Sunnova Asset Portfolio 8 Holdings, LLC, as Seller (Solar Loans) and Seller (Solar Assets), and Banco Popular de Puerto Rico, as Agent and Lender, dated as of March 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2023).

10.6
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents, dated as of March 27, 2023, by and among Credit Suisse AG, New York Branch, as agent, Atlas Securitized Products Holdings, L.P., as successor agent, Sunnova EZ-Own Portfolio, LLC, as borrower, Sunnova SLA Management, LLC, as manager and servicer, Sunnova Asset Portfolio 7 Holdings, LLC, as seller and pledgor, and the lenders party thereto.

10.7
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents, dated as of March 27, 2023, by and among Credit Suisse AG, New York Branch, as administrative agent, Atlas Securitized Products Holdings, L.P., as successor agent, Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, and the lenders and other financial institutions party thereto.

10.8∞
Ninth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2023).

10.9∞
Amendment No. 13 to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as agent, dated as of March 30, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 31, 2023).

10.10∞
Assignment and Assumption Agreement, by and among Sunnova EZ-Own Portfolio, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as assignor, Atlas Securitized Products Funding 1, L.P., as assignee, and Credit Suisse AG, New York Branch, as agent, dated as of March 27, 2023.

10.11∞
Assignment Agreement, by and among Sunnova TEP Holdings, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as assignor, Atlas Securitized Products Funding 1, L.P., as assignee, and Credit Suisse AG, New York Branch, as administrative agent, dated as of March 27, 2023.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: April 27, 2023	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)