Form 10-Q
period 2023-06-30
Sunnova Energy International Inc.
filed 2023-07-27
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had 116,401,041 shares of common stock outstanding as of July 24, 2023.

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
•our ability to manage our supply chains and distribution channels and the impact of natural disasters and other events beyond our control;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$187,331	$360,257
Accounts receivable—trade, net	28,764	24,435
Accounts receivable—other	114,081	212,397
Other current assets, net of allowance of $4,093 and $3,250 as of June 30, 2023 and December 31, 2022, respectively	416,590	351,300
Total current assets	746,766	948,389

Property and equipment, net	4,512,510	3,784,801
Customer notes receivable, net of allowance of $98,244 and $77,998 as of June 30, 2023 and December 31, 2022, respectively	3,228,299	2,466,149
Intangible assets, net	148,292	162,512
Goodwill	13,150	13,150
Other assets	957,778	961,891
Total assets (1)	$9,606,795	$8,336,892

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$138,843	$116,136
Accrued expenses	105,617	139,873
Current portion of long-term debt	241,968	214,431
Other current liabilities	94,042	71,506
Total current liabilities	580,470	541,946

Long-term debt, net	6,123,923	5,194,755
Other long-term liabilities	914,277	712,741
Total liabilities (1)	7,618,670	6,449,442

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	100,081	165,737

Stockholders' equity:
Common stock, 116,393,942 and 114,939,079 shares issued as of June 30, 2023 and December 31, 2022, respectively, at $0.0001 par value	12	11
Additional paid-in capital—common stock	1,661,949	1,637,847
Accumulated deficit	(272,186)	(364,782)
Total stockholders' equity	1,389,775	1,273,076
Noncontrolling interests	498,269	448,637
Total equity	1,888,044	1,721,713
Total liabilities, redeemable noncontrolling interests and equity	$9,606,795	$8,336,892

(1) The consolidated assets as of June 30, 2023 and December 31, 2022 include $3,813,101 and $3,201,271, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $43,794 and $40,382 as of June 30, 2023 and December 31, 2022, respectively; accounts receivable—trade, net of $11,273 and $8,542 as of June 30, 2023 and December 31, 2022, respectively; accounts receivable—other of $486 and $810 as of June 30, 2023 and December 31, 2022, respectively; other current assets of $535,309 and $422,364 as of June 30, 2023 and December 31, 2022, respectively; property and equipment, net of $3,171,393 and $2,680,587 as of June 30, 2023 and December 31, 2022, respectively; and other assets of $50,846 and $48,586 as of June 30, 2023 and December 31, 2022, respectively. The consolidated liabilities as of June 30, 2023 and December 31, 2022 include $72,509 and $66,441, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $10,870 and $9,015 as of June 30, 2023 and December 31, 2022, respectively; accrued expenses of $82 and $287 as of June 30, 2023 and December 31, 2022, respectively; other current liabilities of $4,504 and $4,420 as of June 30, 2023 and December 31, 2022, respectively; and other long-term liabilities of $57,053 and $52,719 as of June 30, 2023 and December 31, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$166,377	$147,012	$328,073	$212,734

Operating expense:
Cost of revenue—depreciation	30,322	23,314	58,519	45,272
Cost of revenue—inventory sales	26,543	48,967	78,322	48,967
Cost of revenue—other	31,394	9,838	50,618	17,407
Operations and maintenance	29,865	7,252	40,604	14,013
General and administrative	101,384	68,242	202,645	138,465
Other operating (income) expense	6,640	(7,870)	5,917	(14,453)
Total operating expense, net	226,148	149,743	436,625	249,671

Operating loss	(59,771)	(2,731)	(108,552)	(36,937)

Interest expense, net	56,947	24,571	142,554	23,556
Interest income	(26,292)	(13,311)	(51,080)	(24,243)
Other (income) expense	3,172	(160)	3,408	(315)
Loss before income tax	(93,598)	(13,831)	(203,434)	(35,935)

Income tax expense	7,183	—	7,693	—
Net loss	(100,781)	(13,831)	(211,127)	(35,935)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(14,690)	27,306	(43,953)	40,260
Net loss attributable to stockholders	$(86,091)	$(41,137)	$(167,174)	$(76,195)

Net loss per share attributable to stockholders—basic and diluted	$(0.74)	$(0.36)	$(1.45)	$(0.67)
Weighted average common shares outstanding—basic and diluted	116,236,741	114,548,970	115,658,570	114,027,097

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(211,127)	$(35,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,875	50,807
Impairment and loss on disposals, net	17,344	789
Amortization of intangible assets	14,216	14,224
Amortization of deferred financing costs	10,734	5,919
Amortization of debt discount	7,909	3,705
Non-cash effect of equity-based compensation plans	14,318	15,596
Unrealized (gain) loss on derivatives	8,011	(1,017)
Unrealized (gain) loss on fair value instruments and equity securities	9,328	(14,761)
Other non-cash items	2,441	(25,381)
Changes in components of operating assets and liabilities:
Accounts receivable	89,158	(61,246)
Other current assets	(90,896)	(71,994)
Other assets	(98,175)	(59,273)
Accounts payable	(38)	7,343
Accrued expenses	(29,876)	15,500
Other current liabilities	13,599	(2,931)
Other long-term liabilities	(7,363)	(3,688)
Net cash used in operating activities	(182,542)	(162,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(748,152)	(380,435)
Payments for investments and customer notes receivable	(517,099)	(573,248)
Proceeds from customer notes receivable	80,931	52,653
Proceeds from investments in solar receivables	4,929	5,620
Other, net	5,468	1,418
Net cash used in investing activities	(1,173,923)	(893,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,760,680	1,239,903
Payments of long-term debt	(808,564)	(348,716)
Payments on notes payable	(1,915)	—
Payments of deferred financing costs	(21,684)	(16,052)
Proceeds from issuance of common stock, net	(1,049)	(3,178)
Contributions from redeemable noncontrolling interests and noncontrolling interests	319,356	177,279
Distributions to redeemable noncontrolling interests and noncontrolling interests	(18,372)	(12,330)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(5,312)	(8,172)
Other, net	(6,375)	(406)
Net cash provided by financing activities	1,216,765	1,028,328
Net decrease in cash, cash equivalents and restricted cash	(139,700)	(28,007)
Cash, cash equivalents and restricted cash at beginning of period	545,574	391,897
Cash, cash equivalents and restricted cash at end of period	405,874	363,890
Restricted cash included in other current assets	(37,825)	(53,842)
Restricted cash included in other assets	(180,718)	(101,934)
Cash and cash equivalents at end of period	$187,331	$208,114

	Six Months Ended June 30,
	2023	2022
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$4,315	$11,246
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$9,200	$1,904
Non-cash issuance of common stock related to the settlement of contingent consideration	$10,832	$16,014
Non-cash settlement of receivables and payables with primarily dealers	$12,803	$—

Supplemental cash flow information:
Cash paid for interest	$123,966	$61,148
Cash paid for income taxes	$9,193	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(35,058)	(35,058)	15,386	(19,672)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	145,186	113,911,388	11	1,657,087	(425,004)	1,232,094	273,854	1,505,948
Net income (loss)	4,563	—	—	—	(41,137)	(41,137)	22,743	(18,394)
Issuance of common stock, net	—	745,829	—	15,828	—	15,828	—	15,828
Contributions from redeemable noncontrolling interests and noncontrolling interests	13,423	—	—	—	—	—	111,967	111,967
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,239)	—	—	—	—	—	(5,237)	(5,237)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(193)	—	—	—	—	—	(2,417)	(2,417)
Equity in subsidiaries attributable to parent	(10,168)	—	—	—	83,316	83,316	(73,148)	10,168
Equity-based compensation expense	—	—	—	4,732	—	4,732	—	4,732
Other, net	(65)	—	—	—	(1)	(1)	(2,010)	(2,011)
June 30, 2022	$151,507	114,657,217	$11	$1,677,647	$(382,826)	$1,294,832	$325,752	$1,620,584

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	179,502	115,584,659	12	1,645,737	(366,972)	1,278,777	488,485	1,767,262
Net income (loss)	860	—	—	—	(86,091)	(86,091)	(15,550)	(101,641)
Issuance of common stock, net	—	809,283	—	11,409	—	11,409	—	11,409
Contributions from redeemable noncontrolling interests and noncontrolling interests	40,201	—	—	—	—	—	104,204	104,204
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,498)	—	—	—	—	—	(7,320)	(7,320)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(719)	—	—	—	—	—	(721)	(721)
Equity in subsidiaries attributable to parent	(111,121)	—	—	—	180,877	180,877	(69,756)	111,121
Equity-based compensation expense	—	—	—	4,803	—	4,803	—	4,803
Other, net	(6,144)	—	—	—	—	—	(1,073)	(1,073)
June 30, 2023	$100,081	116,393,942	$12	$1,661,949	$(272,186)	$1,389,775	$498,269	$1,888,044

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading Energy as a Service provider, serving over 348,000 customers in more than 45 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term agreements with a diversified pool of credit quality customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a "loan") or paid in full by the customer (a "sale"); however, we also offer service plans and repair services for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2023, we have raised more than $13.3 billion in total capital commitments from equity, debt and tax equity investors.

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

Revisions

We have revised our previously issued interim financial statements to correct immaterial errors pertaining to our interest rate derivative financial instruments, specifically the credit valuation adjustment to account for the counterparties' credit risk. We originally did not record the estimated reduction to the derivative assets related to the credit valuation adjustment as of March 31, 2022 and June 30, 2022. These immaterial errors impacted our consolidated balance sheets, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of redeemable noncontrolling interests and equity. The following tables present the impact of these revisions on the interim financial statements:

Consolidated Balance Sheets

	As of March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$662,456	$(1,475)	$660,981
Accumulated deficit	$(423,529)	$(1,475)	$(425,004)

	As of June 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Other assets	$802,862	$(5,609)	$797,253
Accumulated deficit	$(377,217)	$(5,609)	$(382,826)

Consolidated Statements of Operations

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$(2,490)	$1,475	$(1,015)
Loss before income tax	$(20,629)	$(1,475)	$(22,104)
Net loss	$(20,629)	$(1,475)	$(22,104)
Net loss attributable to stockholders	$(33,583)	$(1,475)	$(35,058)
Net loss per share attributable to stockholders—basic and diluted	$(0.30)	$(0.01)	$(0.31)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
	(in thousands)
Interest expense, net	$20,437	$4,134	$24,571	$17,947	$5,609	$23,556
Loss before income tax	$(9,697)	$(4,134)	$(13,831)	$(30,326)	$(5,609)	$(35,935)
Net loss	$(9,697)	$(4,134)	$(13,831)	$(30,326)	$(5,609)	$(35,935)
Net loss attributable to stockholders	$(37,003)	$(4,134)	$(41,137)	$(70,586)	$(5,609)	$(76,195)
Net loss per share attributable to stockholders—basic and diluted	$(0.32)	$(0.04)	$(0.36)	$(0.62)	$(0.05)	$(0.67)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(20,629)	$(1,475)	$(22,104)
Unrealized gain on derivatives	$(35,349)	$1,475	$(33,874)
Net cash used in operating activities	$(92,129)	$—	$(92,129)

	Six Months Ended June 30, 2022
	As Previously Reported	Revisions	As Revised
	(in thousands)
Net loss	$(30,326)	$(5,609)	$(35,935)
Unrealized gain on derivatives	$(6,626)	$5,609	$(1,017)
Net cash used in operating activities	$(162,343)	$—	$(162,343)

Consolidated Statements of Redeemable Noncontrolling Interests and Equity

	Accumulated Deficit
	As Previously Reported	Revisions	As Revised
	(in thousands)
December 31, 2021	$(459,715)	$—	$(459,715)
Net loss attributable to stockholders	(33,583)	(1,475)	(35,058)
Equity in subsidiaries attributable to parent	69,769	—	69,769
March 31, 2022	(423,529)	(1,475)	(425,004)
Net loss attributable to stockholders	(37,003)	(4,134)	(41,137)
Equity in subsidiaries attributable to parent	83,316	—	83,316
Other, net	(1)	—	(1)
June 30, 2022	$(377,217)	$(5,609)	$(382,826)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$1,887	$1,065	$1,676	$1,044
Provision for current expected credit losses	1,177	614	2,105	1,089
Write off of uncollectible accounts	(969)	(546)	(1,748)	(1,052)
Recoveries	48	65	110	117
Balance at end of period	$2,143	$1,198	$2,143	$1,198

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

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Energy storage systems and components	$109,800	$74,968
Homebuilder construction in progress	44,555	43,116
Modules and inverters	23,362	32,798
Meters and modems	1,492	1,166
Other	—	65
Total	$179,209	$152,113

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

The following tables present our financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$68,362	$—	$—	$68,362
Derivative assets	122,271	—	122,271	—
Total	$190,633	$—	$122,271	$68,362

Financial liabilities:
Contingent consideration	$22,243	$—	$—	$22,243
Total	$22,243	$—	$—	$22,243

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$72,171	$—	$—	$72,171
Derivative assets	112,712	—	112,712	—
Total	$184,883	$—	$112,712	$72,171

Financial liabilities:
Contingent consideration	$26,787	$—	$—	$26,787
Total	$26,787	$—	$—	$26,787

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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$72,171	$82,658
Additions	969	—
Settlements	(5,145)	(4,412)
Gain (loss) recognized in earnings	367	(3,376)
Balance at end of period	$68,362	$74,870

Changes in the fair value of our contingent consideration are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$26,787	$67,895
Settlements	(10,831)	(16,014)
(Gain) loss recognized in earnings	6,287	(17,821)
Balance at end of period	$22,243	$34,060

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of June 30, 2023 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	15.30%
	Risk-free discount rate	5.00%
Contingent consideration - microgrid earnout	Probability of success	25.00%
	Risk-free discount rate	5.00%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
PPA revenue	$39,155	$31,159	$60,901	$52,344
Lease revenue	34,159	24,025	65,502	45,805
Inventory sales revenue	26,492	54,245	86,406	54,245
Service revenue	19,981	1,726	35,959	2,715
Solar renewable energy certificate revenue	15,055	14,687	22,846	20,931
Cash sales revenue	21,724	15,414	38,543	26,762
Loan revenue	8,112	4,194	15,255	7,570
Other revenue	1,699	1,562	2,661	2,362
Total	$166,377	$147,012	$328,073	$212,734

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $4.1 billion as of June 30, 2023, of which we expect to recognize approximately 3% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Service Revenue.    Service revenue includes revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans and repair services. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2023 and December 31, 2022. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loans.    See discussion of loan revenue in the "Loans" section below.

Other Revenue.    Other revenue includes certain state and utility incentives. We recognize revenue from state and utility incentives in the periods in which they are earned.

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a solar service agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 710 depending on certain circumstances, and we secure the loans with the solar energy systems, energy storage systems or accessories financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the solar service agreement with us.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our investments in solar energy systems, energy storage systems and accessories related to the loan program that are not yet placed in service are recorded in other assets in the consolidated balance sheets and are transferred to customer notes receivable upon being placed in service. Customer notes receivable are recorded at amortized cost, net of an allowance for credit losses (as described below), in other current assets and customer notes receivable in the consolidated balance sheets. Accrued interest receivable related to our customer notes receivable is recorded in accounts receivable—trade, net in the consolidated balance sheets. Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. The amortized cost of our customer notes receivable is equal to the principal balance of customer notes receivable outstanding and does not include accrued interest receivable. Customer notes receivable continue to accrue interest until they are written off against the allowance, which occurs when the balance is 180 days or more past due unless the balance is in the process of collection. Customer notes receivable are considered past due one day after the due date based on the contractual terms of the loan agreement. In all cases, customer notes receivable balances are placed on a nonaccrual status or written off at an earlier date when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously written off and expected to be written off. Accrued interest receivable for customer notes receivable placed on a nonaccrual status is recorded as a reduction to interest income. Interest received on such customer notes receivable is accounted for on a cash basis until the customer notes receivable qualifies for the return to accrual status. Customer notes receivable are returned to accrual status when there is no longer any principal or interest amounts past due and future payments are reasonably assured.

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. Expected credit losses are recorded in general and administrative expense in the consolidated statements of operations. See Note 6, Customer Notes Receivable.

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

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Loans	$783,789	$586,128
PPAs and leases	30,235	24,893
Solar receivables	4,471	4,602
Other	11	—
Total (1)	$818,506	$615,623

(1) Of this amount, $41.3 million and $30.2 million is recorded in other current liabilities as of June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023 and 2022, we recognized revenue of $12.0 million and $8.1 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of June 30, 2023, our liability for self-insured claims was $3.5 million, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of June 30, 2023; however, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions.

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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2023	As of December 31, 2022
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$4,295,288	$3,719,727
Construction in progress		528,008	329,893
Asset retirement obligations	30	64,636	57,063
Information technology systems	3	84,871	72,797
Computers and equipment	3-5	6,371	4,976
Leasehold improvements	3-6	6,015	5,558
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	158	157
Property and equipment, gross		4,988,159	4,192,983
Less: accumulated depreciation		(475,649)	(408,182)
Property and equipment, net		$4,512,510	$3,784,801

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $418.2 million and $360.1 million as of June 30, 2023 and December 31, 2022, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Inventory	$179,209	$152,113
Current portion of customer notes receivable	150,966	114,910
Restricted cash	37,825	51,733
Prepaid assets	29,713	17,492
Deferred receivables	10,388	7,392
Current portion of investments in solar receivables	7,804	7,107
Other	685	553
Total	$416,590	$351,300

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Construction in progress - customer notes receivable	$247,588	$382,611
Restricted cash	180,718	133,584
Exclusivity and other bonus arrangements with dealers, net	173,799	121,313
Investments in solar receivables	60,558	65,064
Straight-line revenue adjustment, net	57,803	53,086
Other	237,312	206,233
Total	$957,778	$961,891

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Interest payable	$42,910	$35,258
Deferred revenue	41,277	30,172
Current portion of operating and finance lease liability	3,455	3,247
Current portion of performance guarantee obligations	2,335	2,495
Other	4,065	334
Total	$94,042	$71,506

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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$69,869	$54,396
Additional obligations incurred	7,604	5,390
Accretion expense	2,234	1,735
Other	(44)	(58)
Balance at end of period	$79,663	$61,463

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Customer notes receivable	$3,481,602	$2,662,307
Allowance for credit losses	(102,337)	(81,248)
Customer notes receivable, net	$3,379,265	$2,581,059
Estimated fair value, net	$3,316,523	$2,554,948

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$91,459	$47,818	$81,248	$41,138
Provision for current expected credit losses	10,878	9,225	21,089	15,869
Recoveries	—	—	—	36
Balance at end of period	$102,337	$57,043	$102,337	$57,043

As of June 30, 2023 and December 31, 2022, we invested $247.6 million and $382.6 million, respectively, in loan solar energy systems, energy storage systems and accessories not yet placed in service. For the three months ended June 30, 2023 and 2022, interest income related to our customer notes receivable was $23.1 million and $13.1 million, respectively. For the six months ended June 30, 2023 and 2022, interest income related to our customer notes receivable was $43.2 million and $23.9 million, respectively. As of June 30, 2023 and December 31, 2022, accrued interest receivable related to our customer notes receivable was $23.2 million and $10.2 million, respectively. As of June 30, 2023 and December 31, 2022, there was $19.8 million and $12.6 million, respectively, of customer notes receivable not accruing interest and there was $436,000 and $278,000, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended June 30, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $4,000 was written off by reversing interest income. For the six months ended June 30, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $17,000 and $497,000, respectively, was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
1-90 days past due	$116,075	$91,668
91-180 days past due	26,263	16,859
Greater than 180 days past due	48,912	14,504
Total past due	191,250	123,031
Not past due	3,290,352	2,539,276
Total	$3,481,602	$2,662,307

As of June 30, 2023 and December 31, 2022, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $55.4 million and $31.4 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Payment performance:
Performing	$882,708	$1,384,684	$714,073	$218,295	$110,807	$122,123	$3,432,690
Nonperforming (1)	—	19,007	13,534	4,224	4,388	7,759	48,912
Total	$882,708	$1,403,691	$727,607	$222,519	$115,195	$129,882	$3,481,602

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV") and Sunnova Helios XI Issuer, LLC ("HELXI"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30, 2023 Weighted Average Effective Interest Rates	As of June 30, 2023		Year Ended December 31, 2022 Weighted Average Effective Interest Rates	As of December 31, 2022
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.05%	600,000	—	3.11%	600,000	—
Debt discount, net		(21,762)	—		(24,324)	—
Deferred financing costs, net		(856)	—		(920)	—
Sunnova Energy Corporation
Note payable	8.34%	—	4,924		—	—
5.875% senior notes	6.59%	400,000	—	6.52%	400,000	—
Debt discount, net		(3,141)	—		(3,767)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net		(6,349)	—		(7,339)	—
EZOP
Revolving credit facility	8.51%	721,000	—	5.10%	500,000	—
Debt discount, net		(393)	—		(532)	—
HELII
Solar asset-backed notes	5.69%	199,339	8,985	5.69%	204,016	8,632
Debt discount, net		(27)	—		(30)	—
Deferred financing costs, net		(3,255)	—		(3,591)	—
RAYSI
Solar asset-backed notes	5.62%	102,396	11,432	5.54%	105,878	9,957
Debt discount, net		(842)	—		(960)	—
Deferred financing costs, net		(3,225)	—		(3,451)	—
HELIII
Solar loan-backed notes	4.47%	90,342	10,208	4.42%	94,247	10,438
Debt discount, net		(1,393)	—		(1,536)	—
Deferred financing costs, net		(1,337)	—		(1,474)	—
TEPH
Revolving credit facility	10.03%	473,840	—	7.74%	425,700	—
Debt discount, net		(1,510)	—		(2,043)	—
SOLI
Solar asset-backed notes	3.95%	342,701	14,807	3.92%	348,962	16,063
Debt discount, net		(81)	—		(87)	—
Deferred financing costs, net		(6,302)	—		(6,827)	—
HELIV
Solar loan-backed notes	4.19%	101,472	11,169	4.15%	105,655	11,494
Debt discount, net		(488)	—		(564)	—
Deferred financing costs, net		(2,279)	—		(2,609)	—
AP8
Revolving credit facility	9.61%	177,000	—	20.52%	74,535	465
SOLII
Solar asset-backed notes	3.44%	226,853	7,003	3.41%	232,276	6,409
Debt discount, net		(60)	—		(64)	—
Deferred financing costs, net		(4,263)	—		(4,576)	—
HELV
Solar loan-backed notes	2.49%	139,219	13,925	2.47%	143,940	14,367
Debt discount, net		(614)	—		(690)	—
Deferred financing costs, net		(2,378)	—		(2,661)	—
SOLIII
Solar asset-backed notes	2.83%	266,311	16,776	2.78%	275,779	16,632
Debt discount, net		(109)	—		(117)	—
Deferred financing costs, net		(5,247)	—		(5,616)	—
HELVI
Solar loan-backed notes	2.12%	165,314	13,947	2.08%	167,669	16,770
Debt discount, net		(36)	—		(40)	—
Deferred financing costs, net		(2,629)	—		(2,909)	—
HELVII
Solar loan-backed notes	2.53%	125,963	11,786	2.50%	126,856	16,058
Debt discount, net		(35)	—		(38)	—
Deferred financing costs, net		(2,000)	—		(2,193)	—
HELVIII
Solar loan-backed notes	3.64%	245,888	25,490	3.54%	250,014	31,099
Debt discount, net		(4,812)	—		(5,267)	—
Deferred financing costs, net		(3,751)	—		(4,080)	—
SOLIV
Solar asset-backed notes	5.94%	332,915	8,240	5.76%	338,251	8,080

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt discount, net		(10,324)	—		(11,190)	—
Deferred financing costs, net		(7,395)	—		(7,996)	—
HELIX
Solar loan-backed notes	5.68%	191,508	27,083	5.46%	193,837	29,632
Debt discount, net		(3,312)	—		(3,589)	—
Deferred financing costs, net		(3,062)	—		(3,303)	—
HELX
Solar loan-backed notes	7.36%	201,011	24,889	6.23%	162,301	18,335
Debt discount, net		(18,779)	—		(12,459)	—
Deferred financing costs, net		(3,489)	—		(3,319)	—
IS
Revolving credit facility	8.40%	37,100	—		—	—
SOLV
Solar asset-backed notes	6.70%	316,566	6,934		—	—
Debt discount, net		(17,195)	—		—	—
Deferred financing costs, net		(7,515)	—		—	—
HELXI
Solar loan-backed notes	6.00%	261,101	24,370		—	—
Debt discount, net		(12,894)	—		—	—
Deferred financing costs, net		(5,777)	—		—	—
Total		$6,123,923	$241,968		$5,194,755	$214,431

Availability.    As of June 30, 2023, we had $301.1 million of available borrowing capacity under our various financing arrangements, consisting of $54.0 million under the EZOP revolving credit facility, $226.2 million under the TEPH revolving credit facility, $8.0 million under the AP8 revolving credit facility and $12.9 million under the IS revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of June 30, 2023, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.    In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). We currently do not have the resources to repay this facility when it becomes due in November 2024, however, we believe we will be able to satisfy this obligation through refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

TEPH Debt.    In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the TEPH revolving credit facility. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. We currently do not have the resources to repay this facility when it becomes due in November 2024, however, we believe we will be able to satisfy this obligation through refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

AP8 Debt.    In March 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. We believe we will be able to satisfy this obligation due in September 2024 through refinancing of the facility or alternatively through the use of our existing cash resources and liquidity.

IS Debt.    In March 2023, IS entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment amount of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility).

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

HELXI Debt.    In May 2023, we pooled and transferred eligible solar loans and the related receivables into HELXI, a special purpose entity, that issued $174.9 million in aggregate principal amount of Series 2023-A Class A solar loan-backed notes, $80.1 million in aggregate principal amount of Series 2023-A Class B solar loan-backed notes and $31.7 million in aggregate principal amount of Series 2023-A Class C solar loan-backed notes (collectively, the "HELXI Notes") with a maturity date of May 2050. The HELXI Notes were issued at a discount of 2.57% for Class A, 5.31% for Class B and 13.56% for Class C and bear interest at an annual rate of 5.30%, 5.60% and 6.00%, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELXI Notes and satisfy HELXI's expenses, and any remaining cash can be distributed to Sunnova Helios XI Depositor, LLC, HELXI's sole member. In connection with the HELXI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELXI pursuant to the related sale and contribution agreement. HELXI is also required to maintain certain reserve accounts for the benefit of the holders of the HELXI Notes, each of which must be funded at all times to the levels specified in the HELXI Notes. The holders of the HELXI Notes have no recourse to our other assets except as expressly set forth in the HELXI Notes.

Sunnova Energy Corporation Debt.    In June 2023, Sunnova Energy Corporation entered into an arrangement to finance $6.8 million of insurance premiums at an annual interest rate of 7.24% over ten months.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$509,103	$575,000	$511,733
SEI 2.625% convertible senior notes	600,000	572,133	600,000	574,693
Sunnova Energy Corporation note payable	4,924	4,924	—	—
Sunnova Energy Corporation 5.875% senior notes	400,000	357,176	400,000	359,283
EZOP revolving credit facility	721,000	721,000	500,000	500,000
HELII solar asset-backed notes	208,324	200,362	212,648	206,045
RAYSI solar asset-backed notes	113,828	102,976	115,835	104,594
HELIII solar loan-backed notes	100,550	89,725	104,685	93,706
TEPH revolving credit facility	473,840	473,840	425,700	425,700
SOLI solar asset-backed notes	357,508	310,552	365,025	313,174
HELIV solar loan-backed notes	112,641	97,524	117,149	100,913
AP8 revolving credit facility	177,000	177,000	75,000	75,000
SOLII solar asset-backed notes	233,856	190,429	238,685	189,728
HELV solar loan-backed notes	153,144	133,109	158,307	135,408
SOLIII solar asset-backed notes	283,087	237,785	292,411	237,425
HELVI solar loan-backed notes	179,261	153,633	184,439	157,289
HELVII solar loan-backed notes	137,749	120,098	142,914	124,476
HELVIII solar loan-backed notes	271,378	243,427	281,113	252,483
SOLIV solar asset-backed notes	341,155	326,515	346,331	334,335
HELIX solar loan-backed notes	218,591	206,158	223,469	210,070
HELX solar loan-backed notes	225,900	222,457	180,636	183,165
IS revolving credit facility	37,100	37,100	—	—
SOLV solar asset-backed notes	323,500	314,433	—	—
HELXI solar loan-backed notes	285,471	277,951	—	—
Total (1)	$6,534,807	$6,079,410	$5,539,347	$5,089,220

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $168.9 million and $130.2 million as of June 30, 2023 and December 31, 2022, respectively.

For the note payable, EZOP, TEPH, AP8 and IS debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV and HELXI debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the six months ended June 30, 2023 and 2022, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $153.0 million and $340.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In August 2022, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the six months ended June 30, 2023 and 2022, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $0 and $360.2 million, respectively, and recorded a realized gain of $11.1 million and $15.7 million, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps and Caps on TEPH Debt.    During the six months ended June 30, 2023 and 2022, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $314.6 million and $421.1 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the six months ended June 30, 2023 and 2022, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $241.1 million and $515.4 million, respectively, and recorded a realized gain of $4.5 million and $29.8 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the six months ended June 30, 2023 and 2022, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $110.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the six months ended June 30, 2023 and 2022, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $116,000 and $0, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2023				As of December 31, 2022
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2022 - February 2023	October 2031 - November 2035	0.890%	$609,294	June 2022 - July 2022	July 2034	0.890%	$489,477
TEPH	July 2022 - July 2023	October 2031 - October 2041	2.620% - 3.472%	312,200	July 2022 - December 2022	January 2035 - April 2041	1.520% - 2.630%	383,749
AP8	November 2022 - June 2023	September 2025	4.250%	185,000	November 2022	September 2025	4.250%	75,000
Total				$1,106,494				$948,226

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Other assets	$122,271	$112,712

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Realized gain	$(9,062)	$(46,097)	$(15,769)	$(45,506)
Unrealized (gain) loss	(15,605)	32,857	8,011	(1,017)
Total	$(24,667)	$(13,240)	$(7,758)	$(46,523)

(9) Income Taxes

Our effective income tax rate is (8)% and 0% for the three months ended June 30, 2023 and 2022, respectively, and is (4)% and 0% for the six months ended June 30, 2023 and 2022, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30, 2023 and December 31, 2022 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2023, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from approximately $30.0 million to approximately $125.0 million. In March 2023, the Class A member of Sunnova TEP 7-C, LLC increased its capital commitment from approximately $41.0 million to approximately $51.3 million. In May 2023, we admitted a tax equity investor as the Class A member of Sunnova TEP 7-E, LLC ("TEP7E"), a subsidiary of Sunnova TEP 7-E Manager, LLC, which is the Class B member of TEP7E. The Class A member of TEP7E made a total capital commitment of approximately $51.0 million. In June 2023, we exercised our purchase option to purchase 100% of the Class A member's interest in Sunnova TEP I, LLC ("TEPI") for $5.9 million. This purchase resulted in an increase in our equity in TEPI of $67.0 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of June 30, 2023 and December 31, 2022.

Noncontrolling Interests

In April 2023, the Class A member of Sunnova TEP V-C, LLC increased its capital commitment from approximately $150.0 million to approximately $150.2 million. In April 2023, the Class A member of Sunnova TEP 6-A, LLC increased its capital commitment from approximately $50.0 million to approximately $57.7 million. In June 2023, the Class A member of Sunnova TEP 7-D, LLC increased its capital commitment from approximately $150.0 million to approximately $250.0 million.

(11) Stockholders' Equity

During the six months ended June 30, 2023 and 2022, we issued 693,443 and 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet Energy Group, LLC.

(12) Equity-Based Compensation

In February 2023, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 1,525,652, an amount that, together with the shares remaining available for grant under the LTIP, is equal to 5,746,588 shares, or approximately 5% of the number of shares of common stock outstanding as of December 31, 2022.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Granted	942,348	$15.13	9.74	$8.85
Exercised	(31,360)	$13.22			$132
Forfeited	(138,941)	$22.02		$11.80
Outstanding, June 30, 2023	4,031,506	$17.61	5.36		$13,561
Exercisable, June 30, 2023	2,663,597	$16.43	3.32		$10,734
Vested and expected to vest, June 30, 2023	4,031,506	$17.61	5.36		$13,561
Non-vested, June 30, 2023	1,367,909			$10.90

The number of stock options that vested during the three months ended June 30, 2023 and 2022 was 0. The number of stock options that vested during the six months ended June 30, 2023 and 2022 was 16,816. The grant date fair value of stock options that vested during the three months ended June 30, 2023 and 2022 was $0. The grant date fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $309,000. As of June 30, 2023, there was $11.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.27 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,609,615	$20.62
Granted	1,810,918	$14.53
Vested	(816,567)	$18.34
Forfeited	(209,348)	$18.28
Outstanding, June 30, 2023	2,394,618	$17.00

The number of restricted stock units that vested during the three months ended June 30, 2023 and 2022 was 75,588 and 58,198, respectively. The number of restricted stock units that vested during the six months ended June 30, 2023 and 2022 was 816,567 and 702,664, respectively. The grant date fair value of restricted stock units that vested during the three months ended June 30, 2023 and 2022 was $1.5 million and $1.9 million, respectively. The grant date fair value of restricted stock units that vested during the six months ended June 30, 2023 and 2022 was $15.0 million and $15.1 million, respectively. As of June 30, 2023, there was $33.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.63 years.

Employee Stock Purchase Plan ("ESPP")

As of June 30, 2023 and December 31, 2022, the number of shares of common stock issued under the ESPP was 20,966 and 7,106, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(86,091)	$(41,137)	$(167,174)	$(76,195)

Net loss per share attributable to stockholders—basic and diluted	$(0.74)	$(0.36)	$(1.45)	$(0.67)
Weighted average common shares outstanding—basic and diluted	116,236,741	114,548,970	115,658,570	114,027,097

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-based compensation awards	6,460,556	5,192,317	5,753,120	4,841,388
Convertible senior notes	34,150,407	16,628,073	34,150,407	16,628,073

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

Performance Guarantee Obligations.    As of June 30, 2023, we recorded $4.5 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.3 million is recorded in other current liabilities and $2.2 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2022, we recorded $4.8 million related to these guarantees, of which $2.5 million is recorded in other current liabilities and $2.3 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$4,845	$5,293
Accruals	2,485	1,052
Settlements	(2,791)	(3,161)
Balance at end of period	$4,539	$3,184

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$692	$693	$1,384	$1,385
Finance lease expense:
Amortization expense	249	186	479	361
Interest on lease liabilities	20	13	38	27
Short-term lease expense	39	33	66	60
Variable lease expense	235	267	468	522
Total	$1,235	$1,192	$2,435	$2,355

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets:
Operating leases	$13,677	$14,706
Finance leases	2,897	2,476
Total right-of-use assets	$16,574	$17,182

Current lease liabilities:
Operating leases	$2,510	$2,451
Finance leases	945	796
Long-term leases liabilities:
Operating leases	14,729	15,751
Finance leases	1,120	957
Total lease liabilities	$19,304	$19,955

Other information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,319	$809
Operating cash flows from finance leases	$38	$27
Financing cash flows from finance leases	$439	$406
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$901	$570

(1)Includes reimbursements in 2023 and 2022 of approximately $225,000 and $45,000, respectively, for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (years):
Operating leases	6.13	6.60
Finance leases	4.54	2.86
Weighted average discount rate:
Operating leases	3.95%	3.95%
Finance leases	5.27%	4.37%

Future minimum lease payments under our non-cancelable leases as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2023	$1,607	$560
2024	3,118	881
2025	3,168	504
2026	3,236	220
2027	3,304	56
2028 and thereafter	5,485	—
Total	19,918	2,221
Amount representing interest	(2,283)	(156)
Amount representing leasehold incentives	(396)	—
Present value of future payments	17,239	2,065
Current portion of lease liability	(2,510)	(945)
Long-term portion of lease liability	$14,729	$1,120

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

Dealer Commitments.    As of June 30, 2023 and December 31, 2022, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $173.8 million and $121.3 million, respectively. Under these agreements, we paid $31.1 million and $13.7 million during the three months ended June 30, 2023 and 2022, respectively, and we paid $55.7 million and $26.9 million during the six months ended June 30, 2023 and 2022, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2023	$13,235
2024	75,691
2025	60,561
2026	36,904
2027	30,000
2028 and thereafter	—
Total	$216,391

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. The amendment does not contain specific dollar amounts or thresholds; however, we estimate these remaining purchase commitments to be approximately $334.6 million. Under this agreement, we purchased $40.1 million and $43.9 million during the three months ended June 30, 2023 and 2022, respectively, and we purchased $118.5 million and $85.7 million during the six months ended June 30, 2023 and 2022, respectively.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of June 30, 2023 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2023	$24,111
2024	7,049
2025	1,682
2026	—
2027	—
2028 and thereafter	—
Total	$32,842

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2023, our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading Energy as a Service provider, serving over 348,000 customers in more than 45 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so home and business owners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through June 30, 2023, we have raised more than $13.3 billion in total capital commitments from equity, debt and tax equity investors.

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

In April 2021, we acquired SunStreet Energy Group, LLC, Lennar Corporation's ("Lennar") residential solar platform that focuses primarily on solar energy systems and energy storage systems for homebuilders. In connection with that acquisition, we entered into an agreement pursuant to which we would be the exclusive solar and storage provider for Lennar's new home communities with solar across the U.S. for a period of four years. We believe the acquisition provides a new strategic path to further scale our solar business, reduces customer acquisition costs, provides a multi-year supply of sites through the development of new solar communities and allows us to pursue the development of clean and resilient microgrids across the U.S.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 1,919 megawatts of generation capacity and serving over 348,000 customers.

Recent Developments

Financing Transactions

In April 2023, two tax equity investors increased their capital commitment from approximately $200.0 million to approximately $207.8 million. In May 2023, we admitted a tax equity investor with a total capital commitment of approximately $51.0 million. In June 2023, a tax equity investor increased its capital commitment from approximately $150.0 million to approximately $250.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In April 2023, the U.S. Department of Energy (the "DOE") announced a conditional commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements under its Innovative Clean Energy Loan Guarantee Program. The commitment is subject to various customary conditions. There is no assurance the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us. In June 2023, the revolving credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), certain of our other subsidiaries party thereto, Banco Popular de Puerto Rico, as agent, and the lenders and other financial institutions party thereto was amended to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In April 2023, one of our subsidiaries issued $300.0 million in aggregate principal amount of Series 2023-1 Class A solar asset-backed notes and $23.5 million in aggregate principal amount of Series 2023-1 Class B solar asset-backed notes (collectively, the "SOLV Notes") with a maturity date of April 2058. The SOLV Notes were issued at a discount of 5.01% and 11.63% for the Class A and Class B notes, respectively, and bear interest at an annual rate of 5.40% and 7.35% for the Class A and Class B notes, respectively. In May 2023, one of our subsidiaries issued $174.9 million in aggregate principal amount of Series 2023-A Class A solar loan-backed notes, $80.1 million in aggregate principal amount of Series 2023-A Class B solar loan-backed notes and $31.7 million in aggregate principal amount of Series 2023-A Class C solar loan-backed notes (collectively, the "HELXI Notes") with a maturity date of May 2050. The HELXI Notes were issued at a discount of 2.57%, 5.31% and 13.56% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through June 30, 2023, we have issued $4.3 billion in solar asset-backed and solar loan-backed notes.

Tax Equity Funds

Our ability to offer long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems and energy storage systems by co-investing with tax equity investors, such as large banks who value the resulting customer receivables and Section 48(a) ITCs or, in the future, Section 48E ITCs, accelerated tax depreciation and other incentives related to the solar energy systems and energy storage systems, primarily through structured investments known as "tax equity". Tax equity investments are generally structured as non-recourse project financings known as "tax equity funds". In the context of distributed generation solar energy, tax equity investors make contributions upfront or in stages based on milestones in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems and energy storage systems. In these tax equity funds, the U.S. federal income tax attributes offset taxes that otherwise would have been payable on the investors' other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with potential investors to create additional tax equity funds.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through June 30, 2023, we have received commitments of approximately

$2.0 billion through the use of tax equity funds, of which an aggregate of $1.7 billion has been funded and $158.8 million remains available for use.

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

	As of June 30, 2023	As of December 31, 2022	Change
Number of customers	348,600	279,400	69,200

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of systems (excluding loan agreements and cash sales)	210,100	163,700	203,800	159,800
Weighted average number of systems with loan agreements	109,500	50,300	99,100	46,000
Weighted average number of systems with cash sales	8,500	3,200	7,900	2,800
Weighted average number of systems	328,100	217,200	310,800	208,600

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory and other impairments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(100,781)	$(13,831)	$(211,127)	$(35,935)
Interest expense, net	56,947	24,571	142,554	23,556
Interest income	(26,292)	(13,311)	(51,080)	(24,243)
Income tax expense	7,183	—	7,693	—
Depreciation expense	35,204	26,067	67,875	50,807
Amortization expense	7,358	7,297	14,696	14,585
EBITDA	(20,381)	30,793	(29,389)	28,770
Non-cash compensation expense	4,803	4,732	14,318	15,596
ARO accretion expense	1,153	895	2,234	1,735
Financing deal costs	501	36	674	420
Natural disaster losses and related charges, net	809	—	946	—
Acquisition costs	244	1,358	987	2,617
Unrealized (gain) loss on fair value instruments and equity securities	9,815	(8,399)	9,328	(14,761)
Amortization of payments to dealers for exclusivity and other bonus arrangements	1,575	997	2,961	1,925
Legal settlements	—	—	750	—
Provision for current expected credit losses	10,848	9,257	21,107	15,914
Non-cash inventory and other impairments	15,663	—	15,663	—
Indemnification payments to tax equity investors	3,049	—	3,053	—
Adjusted EBITDA	$28,079	$39,669	$42,632	$52,216

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest income from customer notes receivable	$23,101	$13,100	$43,189	$23,932
Principal proceeds from customer notes receivable, net of related revenue	$36,850	$24,781	$65,948	$45,194
Proceeds from investments in solar receivables	$2,797	$3,822	$4,929	$5,620

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments, gains and losses on held-for-sale loans and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory and other impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$226,148	$149,743	$436,625	$249,671
Depreciation expense	(35,204)	(26,067)	(67,875)	(50,807)
Amortization expense	(7,358)	(7,297)	(14,696)	(14,585)
Non-cash compensation expense	(4,803)	(4,732)	(14,318)	(15,596)
ARO accretion expense	(1,153)	(895)	(2,234)	(1,735)
Financing deal costs	(501)	(36)	(674)	(420)
Natural disaster losses and related charges, net	(809)	—	(946)	—
Acquisition costs	(244)	(1,358)	(987)	(2,617)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(1,575)	(997)	(2,961)	(1,925)
Legal settlements	—	—	(750)	—
Provision for current expected credit losses	(10,848)	(9,257)	(21,107)	(15,914)
Non-cash inventory and other impairments	(15,663)	—	(15,663)	—
Direct sales costs	(12,967)	(493)	(20,564)	(873)
Cost of revenue related to cash sales	(11,958)	(7,906)	(21,303)	(13,721)
Cost of revenue related to inventory sales	(26,543)	(48,967)	(78,322)	(48,967)
Unrealized gain (loss) on fair value instruments	(6,643)	8,239	(5,920)	14,446
Indemnification payments to tax equity investors	(3,049)	—	(3,053)	—
Gain on held-for-sale loans	3	—	3	—
Adjusted Operating Expense	$86,833	$49,977	$165,255	$96,957
Adjusted Operating Expense per weighted average system	$265	$230	$532	$465

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our customer agreements, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related solar renewable energy certificates ("SRECs"), either under existing contracts or in future sales, plus the cash flows we expect to receive from energy services programs such as grid services, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the solar service agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our solar service agreements and depend on various factors including but not limited to solar service agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of June 30, 2023 and December 31, 2022, calculated using a 6% discount rate.

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Estimated gross contracted customer value	$7,330	$5,875

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

Estimated Gross Contracted Customer Value
	As of June 30, 2023
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$7,757	$7,414	$7,114	$6,850	$6,617
0%	$8,043	$7,662	$7,330	$7,039	$6,783

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2023 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. From our inception through June 30, 2023, we have raised more than $13.3 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Prior to the Inflation Reduction Act of 2022 ("IRA"), which was enacted in August 2022, the amount for the Section 48(a) ITC was equal to (a) 30% of the basis of eligible solar property that began construction before 2020 or (b) 26% of the basis of eligible solar property that began construction during 2020, 2021 or 2022. Under the IRA, the Section 48(a) ITC is (a) 26% for eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% for eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output of most of our solar energy systems and energy storage systems. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. It is unclear what effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

Cost of Solar Energy Systems and Energy Storage Systems. Upward pressure on prices of solar energy systems and energy storage systems may occur due to growth in the solar industry, regulatory policy changes, tariffs and duties, inflationary cost pressures and an increase in demand. As a result of these developments, we may pay higher prices on solar modules, which may make it less economical for us to serve certain markets. Attachment rates for energy storage systems have trended higher while the price to acquire has trended lower making the addition of energy storage systems a potential area of growth for us. Downward pressure on prices of solar energy systems and energy storage systems may lead to impairment of our inventory.

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

Service Revenue. Service revenue includes revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us and sales of service plans and repair services. We recognize revenue from the direct sale of energy storage systems in the period in which the storage components are placed in service. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

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

Loan Agreements. We recognize payments received from customers under loan agreements (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. Similar to our lease agreements, we provide customers under our loan agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output.

Other Revenue. Other revenue includes certain state and utility incentives. We recognize revenue from state and utility incentives in the periods in which they are earned.

Cost of Revenue—Depreciation. Cost of revenue—depreciation represents depreciation on solar energy systems under lease agreements and PPAs that have been placed in service.

Cost of Revenue—Inventory Sales. Cost of revenue—inventory sales represents costs related to the procurement and direct sale of inventory to our dealers or other parties, including shipping and handling costs.

Cost of Revenue—Other. Cost of revenue—other represents costs related to cash sales, costs to purchase SRECs on the open market, SREC broker fees, payroll and related costs for Sunnova personnel who install solar energy systems and energy storage systems and other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, costs for filing under the Uniform Commercial Code to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the six months ended June 30, 2023 and 2022, we incurred $21.7 million and $8.3 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, information technology and software services, marketing and communications, acquisition costs, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including information technology software and development projects, vehicles, furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal information technology software and development projects, to the extent of the time spent directly on the application and development stage of such software project.

Other Operating (Income) Expense. Other operating (income) expense primarily represents changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration related to the installation and microgrid earnouts.

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

Results of Operations—Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$166,377	$147,012	$19,365

Operating expense:
Cost of revenue—depreciation	30,322	23,314	7,008
Cost of revenue—inventory sales	26,543	48,967	(22,424)
Cost of revenue—other	31,394	9,838	21,556
Operations and maintenance	29,865	7,252	22,613
General and administrative	101,384	68,242	33,142
Other operating (income) expense	6,640	(7,870)	14,510
Total operating expense, net	226,148	149,743	76,405

Operating loss	(59,771)	(2,731)	(57,040)

Interest expense, net	56,947	24,571	32,376
Interest income	(26,292)	(13,311)	(12,981)
Other (income) expense	3,172	(160)	3,332
Loss before income tax	(93,598)	(13,831)	(79,767)

Income tax expense	7,183	—	7,183
Net loss	(100,781)	(13,831)	(86,950)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(14,690)	27,306	(41,996)
Net loss attributable to stockholders	$(86,091)	$(41,137)	$(44,954)

Revenue

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
PPA revenue	$39,155	$31,159	$7,996
Lease revenue	34,159	24,025	10,134
Inventory sales revenue	26,492	54,245	(27,753)
Service revenue	19,981	1,726	18,255
SREC revenue	15,055	14,687	368
Cash sales revenue	21,724	15,414	6,310
Loan revenue	8,112	4,194	3,918
Other revenue	1,699	1,562	137
Total	$166,377	$147,012	$19,365

Revenue increased by $19.4 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 124,200 for the three months ended June 30, 2022 to approximately 159,700 for the three months ended June 30, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $457 per system for the three months ended June 30, 2022 compared to $470 per system for the same period in 2023 (3% increase). Inventory sales revenue decreased by $27.8 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to our dealers having sufficient inventory on hand from prior purchases. Service revenue increased by $18.3 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increased focus on direct sales of additional services to existing customers. SREC revenue increased by $368,000 in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in SREC prices in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements decreased from $83 per system for the three months ended June 30, 2022 to $74 per system for the same period in 2023 (11% decrease) primarily due to lower battery attachment rates.

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$30,322	$23,314	$7,008

Cost of revenue—depreciation increased by $7.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 124,200 for the three months ended June 30, 2022 to approximately 159,700 for the three months ended June 30, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $188 per system for the three months ended June 30, 2022 compared to $190 per system for the same period in 2023 (1% increase).

Cost of Revenue—Inventory Sales

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$26,543	$48,967	$(22,424)

Cost of revenue—inventory sales decreased by $22.4 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to lower inventory sales activity.

Cost of Revenue—Other

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$31,394	$9,838	$21,556

Cost of revenue—other increased by $21.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to costs related to services of $16.2 million and costs related to cash sales revenue of $4.1 million.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$29,865	$7,252	$22,613

Operations and maintenance expense increased by $22.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher impairments and losses on disposals, truck roll costs and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $43 per system for the three months ended June 30, 2022 to $64 per system for the three months ended June 30, 2023 primarily due to higher truck roll and property insurance costs.

General and Administrative Expense

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
General and administrative	$101,384	$68,242	$33,142

General and administrative expense increased by $33.1 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $14.6 million, (b) fees of $3.7 million, (c) consultants, contractors, and professional fees of $2.7 million, (d) information technology expense of $2.4 million, (e) legal expense of $2.3 million, (f) depreciation expense of $2.1 million and (g) provision for current expected credit losses due to the growth in loan customers of $1.6 million.

Other Operating (Income) Expense

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Other operating (income) expense	$6,640	$(7,870)	$14,510

Other operating (income) expense changed by $14.5 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest expense, net	$56,947	$24,571	$32,376

Interest expense, net increased by $32.4 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase in interest expense of $38.9 million due to higher levels of debt outstanding in 2023 compared to 2022 and a decrease in realized gains on derivatives of $37.0 million. This was partially offset by an increase in unrealized gains on derivatives of $48.5 million.

Interest Income

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest income	$26,292	$13,311	$12,981

Interest income increased by $13.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 50,300 for the three months ended June 30, 2022 to approximately 109,500 for the three months ended June 30, 2023. On a weighted average number of systems basis, loan interest income decreased from $260 per system for the three months ended June 30, 2022 to $211 per system for the three months ended June 30, 2023 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax Expense

Income tax expense increased by $7.2 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $42.0 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in loss attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Results of Operations—Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$328,073	$212,734	$115,339

Operating expense:
Cost of revenue—depreciation	58,519	45,272	13,247
Cost of revenue—inventory sales	78,322	48,967	29,355
Cost of revenue—other	50,618	17,407	33,211
Operations and maintenance	40,604	14,013	26,591
General and administrative	202,645	138,465	64,180
Other operating (income) expense	5,917	(14,453)	20,370
Total operating expense, net	436,625	249,671	186,954

Operating loss	(108,552)	(36,937)	(71,615)

Interest expense, net	142,554	23,556	118,998
Interest income	(51,080)	(24,243)	(26,837)
Other (income) expense	3,408	(315)	3,723
Loss before income tax	(203,434)	(35,935)	(167,499)

Income tax expense	7,693	—	7,693
Net loss	(211,127)	(35,935)	(175,192)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(43,953)	40,260	(84,213)
Net loss attributable to stockholders	$(167,174)	$(76,195)	$(90,979)

Revenue

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
PPA revenue	$60,901	$52,344	$8,557
Lease revenue	65,502	45,805	19,697
Inventory sales revenue	86,406	54,245	32,161
Service revenue	35,959	2,715	33,244
SREC revenue	22,846	20,931	1,915
Cash sales revenue	38,543	26,762	11,781
Loan revenue	15,255	7,570	7,685
Other revenue	2,661	2,362	299
Total	$328,073	$212,734	$115,339

Revenue increased by $115.3 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to inventory sales and an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 120,300 for the six months ended June 30, 2022 to approximately 154,800 for the six months ended June 30, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $836 per system for the six months ended June 30, 2022 compared to $834 per system for the same period in 2023. Inventory sales revenue increased by $32.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the sale of inventory to our dealers or other parties, which began in April 2022. Service revenue increased by $33.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increased focus on direct sales of additional services to existing customers. SREC revenue increased by $1.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in SREC prices in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements decreased from $165 per system for the six months ended June 30, 2022 to $154 per system for the same period in 2023 (6% decrease) primarily due to lower battery attachment rates.

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$58,519	$45,272	$13,247

Cost of revenue—depreciation increased by $13.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 120,300 for the six months ended June 30, 2022 to approximately 154,800 for the six months ended June 30, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $376 per system for the six months ended June 30, 2022 compared to $378 per system for the same period in 2023.

Cost of Revenue—Inventory Sales

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$78,322	$48,967	$29,355

Cost of revenue—inventory sales increased by $29.4 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$50,618	$17,407	$33,211

Cost of revenue—other increased by $33.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to costs related to services of $23.4 million and costs related to cash sales revenue of $7.6 million.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$40,604	$14,013	$26,591

Operations and maintenance expense increased by $26.6 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher truck roll costs, impairments and losses on disposals and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $86 per system for the six months ended June 30, 2022 to $116 per system for the six months ended June 30, 2023 primarily due to higher truck roll costs.

General and Administrative Expense

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
General and administrative	$202,645	$138,465	$64,180

General and administrative expense increased by $64.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $30.5 million, (b) consultants, contractors and professional fees of $6.1 million, (c) provision for current expected credit losses primarily due to the growth in loan customers of $5.2 million, (d) legal expense of $4.7 million, (e) fees of $4.3 million, (f) information technology expense of $3.9 million and (g) depreciation expense of $3.8 million.

Other Operating (Income) Expense

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Other operating (income) expense	$5,917	$(14,453)	$20,370

Other operating (income) expense changed by $20.4 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest expense, net	$142,554	$23,556	$118,998

Interest expense, net increased by $119.0 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase in interest expense of $71.6 million primarily due to the issuance of additional debt in 2022 and 2023, an increase in unrealized losses on derivatives of $9.0 million and a decrease in realized gains on derivatives of $29.7 million.

Interest Income

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest income	$51,080	$24,243	$26,837

Interest income increased by $26.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 46,000 for the six months ended June 30, 2022 to approximately 99,100 for the six months ended June 30, 2023. On a weighted average number of systems basis, loan interest income decreased from $520 per system for the six months ended June 30, 2022 to $436 per system for the six months ended June 30, 2023 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax Expense

Income tax expense increased by $7.7 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $84.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in loss attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Liquidity and Capital Resources

As of June 30, 2023, we had total cash of $405.9 million, of which $187.3 million was unrestricted, and $301.1 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 14, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of June 30, 2023, we were in compliance with all debt covenants under our financing arrangements.

As of June 30, 2023, our liquidity and financial condition had not been materially affected by the recent adverse developments affecting financial institutions and companies in the financial services industry, including Silicon Valley Bank and Credit Suisse. For a discussion of the potential impact of these adverse developments, see Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of June 30, 2023, we had undrawn committed capital of approximately $158.8 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2023, a tax equity investor increased its capital commitment from approximately $30.0 million to approximately $125.0 million. In March 2023, a tax equity investor increased its capital commitment from approximately $41.0 million to approximately $51.3 million. In April 2023, two tax equity investors increased their capital commitment from approximately $200.0 million to approximately $207.8 million. In May 2023, we admitted a tax equity investor with a total capital commitment of approximately $51.0 million. In June 2023, a tax equity investor increased its capital commitment from approximately $150.0 million to approximately $250.0 million.

Warehouse and Other Debt Financings

In February 2023, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to Credit Suisse AG, New York Branch), as agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). We believe we will be able to meet this obligation due in November 2024 through refinancing of the facility. We intend to complete this refinancing during the third quarter of 2023.

In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to CSNYB), as agent, and the lenders and other financial institutions party thereto. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. We believe we will be able to meet this obligation due in November 2024 through refinancing of the facility. We intend to complete this refinancing during the third quarter of 2023.

In March 2023, the AP8 revolving credit facility was amended to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, the AP8 revolving credit facility was amended to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. We believe we will be able to meet this obligation due in September 2024 through refinancing of the facility or alternatively through the use of our existing cash resources and liquidity.

In March 2023, Sunnova Inventory Supply, LLC, ("IS") entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility).

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

In May 2023, one of our subsidiaries issued $174.9 million in aggregate principal amount of Series 2023-A Class A solar loan-backed notes, $80.1 million in aggregate principal amount of Series 2023-A Class B solar loan-backed notes and $31.7 million in aggregate principal amount of Series 2023-A Class C solar loan-backed notes with a maturity date of May 2050. The HELXI Notes were issued at a discount of 2.57%, 5.31% and 13.56% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively.

Historical Cash Flows—Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(182,542)	$(162,343)	$(20,199)
Net cash used in investing activities	(1,173,923)	(893,992)	(279,931)
Net cash provided by financing activities	1,216,765	1,028,328	188,437
Net decrease in cash, cash equivalents and restricted cash	$(139,700)	$(28,007)	$(111,693)

Operating Activities

Net cash used in operating activities increased by $20.2 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily a result of an increase in payments to dealers for exclusivity and other bonus arrangements of $28.8 million, offset by a decrease in purchases of inventory and prepaid inventory of $56.7 million. This increase is also due to net outflows of $59.0 million in 2023 compared to net inflows of $13.9 million in 2022 based on: (a) our net loss of $211.1 million in 2023 excluding non-cash operating items of $152.2 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net losses on derivatives, unrealized net losses on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $59.0 million and (b) our net loss of $35.9 million in 2022 excluding non-cash operating items of $49.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net inflows of $13.9 million. These net differences between the two periods resulted in a net change in operating cash flows of $72.9 million in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities increased by $279.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily a result of an increase in purchases of property and equipment, primarily solar energy systems, of $367.7 million. This increase is partially offset by a decrease in payments for investments and customer notes receivable of $56.1 million and an increase in proceeds from customer notes receivable of $28.3 million.

Financing Activities

Net cash provided by financing activities increased by $188.4 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily a result of increases in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $136.0 million and net borrowings under our debt facilities of $59.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $2.8 million and $5.0 million for the three and six months ended June 30, 2023, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2023, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Further, uncertainty remains over liquidity concerns in the broader financial services industry, including for example in the case of First Republic Bank and Credit Suisse ("CS") during March 2023. In March 2023, CS agreed to be acquired by UBS following the intervention of the Swiss Federal Department of Finance, the Swiss National Bank and the Swiss Financial Market Supervisory Authority. While we have no deposits with CS or SVB, we continue to have ongoing relationships with both banks. CS was the primary lender and agent for our EZOP and TEPH revolving credit facilities until March 2023; and CS was and remains an interest rate counterparty. SVB and its successor, Silicon Valley Bridge Bank ("SVBB") were and are lenders of our TEPH revolving credit facility. To date, CS and SVBB have performed their obligations to us and have been responsive to our requests, although there can be no assurances such performance will continue in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2021, we entered into an Earnout Agreement (the "Earnout Agreement"), as amended, in connection with the April 2021 SunStreet acquisition. Pursuant to the terms of the Earnout Agreement, we are required to issue a number of earnout shares to Lenx, LLC, a subsidiary of Lennar Corporation, ("Lenx") if we meet certain commercial milestones, including if (a) we place a certain number of solar systems into service and enter into qualifying customer agreements related to such solar system for annual periods over four years commencing on the closing date of the acquisition and (b) prior to the fifth anniversary of the closing date of the acquisition, certain legally binding agreements relating to the development of microgrid communities are entered into. In April 2023, we issued 690,122 shares of common stock (the "April 2023 Earnout Shares") to Lenx pursuant to the terms of the Earnout Agreement. In June 2023, we issued 3,321 shares of common stock (the "June 2023 Earnout Shares" and together with the April 2023 Earnout Shares, the "Earnout Shares"). Neither issuance of the Earnout Shares involved a public offering and each issuance of the Earnout Shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering. In June 2023, we amended the Earnout Agreement to extend the delivery period of the Installation Earnout Statement (as defined in the Earnout Agreement).

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 2, 2023, William J. Berger, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). The 10b5-1 Plan authorizes an agent to sell, from August 1, 2023 until September 1, 2023, such securities as are necessary to satisfy tax withholding obligations, commissions and any fees arising exclusively from the vesting on July 29, 2023, of the compensatory award of 119,047 restricted stock units granted July 29, 2019.

During the three months ended June 30, 2023, no other director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K. Prior to the three months ended June 30, 2023, Chris Hayden, Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the exercise of up to 5,715 stock options and sale of the underlying shares of our common stock until April 1, 2024.

PART IV

Item 6. Exhibits.

Exhibit No.	Description
2.1
Merger Agreement, dated as of July 29, 2019, by and among Sunnova Energy International Inc., Sunnova Energy Corporation and Sunnova Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 29, 2019).

2.2
Merger Agreement, by and among Sunnova Energy International Inc., Moonroad LLC, Sunnova Energy Corporation, SunStreet Energy Group, LLC and Len[x], LLC, dated as of February 17, 2021 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 19, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Second Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on July 29, 2019).
4.1∞
Indenture, by and between Sunnova Sol V Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of April 26, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2023).

4.2	Form of 5.40% Solar Asset Backed Notes, Series 2023-1 Class A Notes due 2058 (included in Exhibit 4.1).
4.3	Form of 7.35% Solar Asset Backed Notes, Series 2023-1 Class B Notes due 2058 (included in Exhibit 4.1).
4.4∞
Indenture, by and between Helios XI Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of May 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2023).

4.5	Form of 5.30% Solar Loan Backed Notes, Series 2023-A Class A Notes due 2050 (included in Exhibit 4.4).
4.6	Form of 5.60% Solar Loan Backed Notes, Series 2023-A Class B Notes due 2050 (included in Exhibit 4.4).
4.7	Form of 6.00% Solar Loan Backed Notes, Series 2023-A Class C Notes due 2050 (included in Exhibit 4.4).
10.1∞
Amendment No. 4 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, as Borrower, Sunnova SLA Management, LLC, as Manager and Servicer, Sunnova Asset Portfolio 8 Holdings, LLC, as Seller (Solar Loans) and Seller (Solar Assets), Banco Popular de Puerto Rico, as Agent, and the lenders party thereto, dated as of June 8, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2023).

10.2	Amendment to Earnout Agreement, dated as of June 22, 2023, by and among Len[x], LLC, and Sunnova Energy International Inc.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: July 27, 2023	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 27, 2023	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)