Form 10-Q
period 2023-09-30
Sunnova Energy International Inc.
filed 2023-10-26
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had 122,416,359 shares of common stock outstanding as of October 23, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$467,902	$360,257
Accounts receivable—trade, net	40,170	24,435
Accounts receivable—other	101,907	212,397
Other current assets, net of allowance of $4,276 and $3,250 as of September 30, 2023 and December 31, 2022, respectively	383,961	351,300
Total current assets	993,940	948,389

Property and equipment, net	5,119,027	3,784,801
Customer notes receivable, net of allowance of $106,385 and $77,998 as of September 30, 2023 and December 31, 2022, respectively	3,531,083	2,466,149
Intangible assets, net	141,175	162,512
Goodwill	13,150	13,150
Other assets	986,930	961,891
Total assets (1)	$10,785,305	$8,336,892

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$194,551	$116,136
Accrued expenses	107,140	139,873
Current portion of long-term debt	470,133	214,431
Other current liabilities	96,949	71,506
Total current liabilities	868,773	541,946

Long-term debt, net	6,710,734	5,194,755
Other long-term liabilities	1,003,922	712,741
Total liabilities (1)	8,583,429	6,449,442

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	124,082	165,737

Stockholders' equity:
Common stock, 122,405,788 and 114,939,079 shares issued as of September 30, 2023 and December 31, 2022, respectively, at $0.0001 par value	12	11
Additional paid-in capital—common stock	1,749,419	1,637,847
Accumulated deficit	(191,513)	(364,782)
Total stockholders' equity	1,557,918	1,273,076
Noncontrolling interests	519,876	448,637
Total equity	2,077,794	1,721,713
Total liabilities, redeemable noncontrolling interests and equity	$10,785,305	$8,336,892

(1) The consolidated assets as of September 30, 2023 and December 31, 2022 include $4,712,182 and $3,201,271, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $51,260 and $40,382 as of September 30, 2023 and December 31, 2022, respectively; accounts receivable—trade, net of $13,789 and $8,542 as of September 30, 2023 and December 31, 2022, respectively; accounts receivable—other of $1,198 and $810 as of September 30, 2023 and December 31, 2022, respectively; other current assets of $805,774 and $422,364 as of September 30, 2023 and December 31, 2022, respectively; property and equipment, net of $3,778,707 and $2,680,587 as of September 30, 2023 and December 31, 2022, respectively; and other assets of $61,454 and $48,586 as of September 30, 2023 and December 31, 2022, respectively. The consolidated liabilities as of September 30, 2023 and December 31, 2022 include $88,275 and $66,441, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $17,502 and $9,015 as of September 30, 2023 and December 31, 2022, respectively; accrued expenses of $77 and $287 as of September 30, 2023 and December 31, 2022, respectively; other current liabilities of $6,112 and $4,420 as of September 30, 2023 and December 31, 2022, respectively; and other long-term liabilities of $64,584 and $52,719 as of September 30, 2023 and December 31, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$198,398	$149,364	$526,471	$362,098

Operating expense:
Cost of revenue—depreciation	33,743	24,663	92,262	69,935
Cost of revenue—inventory sales	50,694	40,917	129,016	89,884
Cost of revenue—other	30,981	15,567	81,599	32,974
Operations and maintenance	18,702	9,774	59,306	23,787
General and administrative	111,545	75,897	314,190	214,362
Other operating (income) expense	(9,051)	10,267	(3,134)	(4,186)
Total operating expense, net	236,614	177,085	673,239	426,756

Operating loss	(38,216)	(27,721)	(146,768)	(64,658)

Interest expense, net	57,601	20,824	200,155	44,380
Interest income	(30,590)	(16,185)	(81,670)	(40,428)
Other (income) expense	561	(12)	3,969	(327)
Loss before income tax	(65,788)	(32,348)	(269,222)	(68,283)

Income tax benefit	(9,325)	—	(1,632)	—
Net loss	(56,463)	(32,348)	(267,590)	(68,283)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	6,684	32,195	(37,269)	72,455
Net loss attributable to stockholders	$(63,147)	$(64,543)	$(230,321)	$(140,738)

Net loss per share attributable to stockholders—basic and diluted	$(0.53)	$(0.56)	$(1.97)	$(1.23)
Weighted average common shares outstanding—basic and diluted	119,554,008	114,816,879	116,971,318	114,293,251

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(267,590)	$(68,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107,957	78,401
Impairment and loss on disposals, net	24,930	2,971
Amortization of intangible assets	21,324	21,333
Amortization of deferred financing costs	17,007	9,690
Amortization of debt discount	12,971	6,273
Non-cash effect of equity-based compensation plans	19,812	20,059
Non-cash direct sales revenue	(43,034)	(4,448)
Provision for current expected credit losses and other bad debt expense	35,085	28,773
Unrealized gain on derivatives	(10,208)	(27,580)
Unrealized (gain) loss on fair value instruments and equity securities	846	(4,136)
Other non-cash items	2,633	(38,412)
Changes in components of operating assets and liabilities:
Accounts receivable	99,753	(100,537)
Other current assets	(77,976)	(139,946)
Other assets	(95,321)	(84,142)
Accounts payable	(6,711)	1,403
Accrued expenses	(35,193)	41,571
Other current liabilities	9,604	(4,243)
Other long-term liabilities	(10,680)	(4,542)
Net cash used in operating activities	(194,791)	(265,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,315,192)	(637,556)
Payments for investments and customer notes receivable	(716,972)	(902,773)
Proceeds from customer notes receivable	126,980	79,870
Proceeds from investments in solar receivables	8,708	9,388
Other, net	4,707	(282)
Net cash used in investing activities	(1,891,769)	(1,451,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,859,489	2,308,033
Payments of long-term debt	(1,090,338)	(571,261)
Payments on notes payable	(4,356)	—
Payments of deferred financing costs	(60,336)	(24,748)
Purchase of capped call transactions	—	(48,420)
Proceeds from issuance of common stock, net	81,329	(3,345)
Contributions from redeemable noncontrolling interests and noncontrolling interests	520,611	236,661
Distributions to redeemable noncontrolling interests and noncontrolling interests	(30,159)	(20,847)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(8,475)	(10,380)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	4,950	—
Other, net	(6,662)	(601)
Net cash provided by financing activities	2,266,053	1,865,092
Net increase in cash, cash equivalents and restricted cash	179,493	147,944
Cash, cash equivalents and restricted cash at beginning of period	545,574	391,897
Cash, cash equivalents and restricted cash at end of period	725,067	539,841
Restricted cash included in other current assets	(30,307)	(14,584)
Restricted cash included in other assets	(226,858)	(112,676)
Cash and cash equivalents at end of period	$467,902	$412,581

	Nine Months Ended September 30,
	2023	2022
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$66,022	$14,019
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$11,800	$21,750

Supplemental cash flow information:
Cash paid for interest	$213,016	$105,375
Cash paid for income taxes	$11,693	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(2,432)	—	—	—	(35,058)	(35,058)	15,386	(19,672)
Issuance of common stock, net	—	524,788	—	(2,976)	—	(2,976)	—	(2,976)
Contributions from redeemable noncontrolling interests and noncontrolling interests	3,757	—	—	—	—	—	48,132	48,132
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,122)	—	—	—	—	—	(4,732)	(4,732)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(57)	—	—	—	—	—	(2,292)	(2,292)
Equity in subsidiaries attributable to parent	(173)	—	—	—	69,769	69,769	(69,596)	173
Equity-based compensation expense	—	—	—	10,864	—	10,864	—	10,864
Other, net	(123)	—	—	—	—	—	174	174
March 31, 2022	145,186	113,911,388	11	1,657,087	(425,004)	1,232,094	273,854	1,505,948
Net income (loss)	4,563	—	—	—	(41,137)	(41,137)	22,743	(18,394)
Issuance of common stock, net	—	745,829	—	15,828	—	15,828	—	15,828
Contributions from redeemable noncontrolling interests and noncontrolling interests	13,423	—	—	—	—	—	111,967	111,967
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,239)	—	—	—	—	—	(5,237)	(5,237)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(193)	—	—	—	—	—	(2,417)	(2,417)
Equity in subsidiaries attributable to parent	(10,168)	—	—	—	83,316	83,316	(73,148)	10,168
Equity-based compensation expense	—	—	—	4,732	—	4,732	—	4,732
Other, net	(65)	—	—	—	(1)	(1)	(2,010)	(2,011)
June 30, 2022	151,507	114,657,217	11	1,677,647	(382,826)	1,294,832	325,752	1,620,584
Net income (loss)	(1,507)	—	—	—	(64,543)	(64,543)	33,702	(30,841)
Issuance of common stock, net	—	238,653	—	(183)	—	(183)	—	(183)
Capped call transactions	—	—	—	(48,420)	—	(48,420)	—	(48,420)
Contributions from redeemable noncontrolling interests and noncontrolling interests	5,990	—	—	—	—	—	53,392	53,392
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,203)	—	—	—	—	—	(7,314)	(7,314)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(8)	—	—	—	—	—	(226)	(226)
Equity in subsidiaries attributable to parent	(1,240)	—	—	—	52,191	52,191	(50,951)	1,240
Equity-based compensation expense	—	—	—	4,463	—	4,463	—	4,463
Other, net	(70)	—	—	—	—	—	(854)	(854)
September 30, 2022	$153,469	114,895,870	$11	$1,633,507	$(395,178)	$1,238,340	$353,501	$1,591,841

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	179,502	115,584,659	12	1,645,737	(366,972)	1,278,777	488,485	1,767,262
Net income (loss)	860	—	—	—	(86,091)	(86,091)	(15,550)	(101,641)
Issuance of common stock, net	—	809,283	—	11,409	—	11,409	—	11,409
Contributions from redeemable noncontrolling interests and noncontrolling interests	40,201	—	—	—	—	—	104,204	104,204
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,498)	—	—	—	—	—	(7,320)	(7,320)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(719)	—	—	—	—	—	(721)	(721)
Equity in subsidiaries attributable to parent	(111,121)	—	—	—	180,877	180,877	(69,756)	111,121
Equity-based compensation expense	—	—	—	4,803	—	4,803	—	4,803
Other, net	(6,144)	—	—	—	—	—	(1,073)	(1,073)
June 30, 2023	100,081	116,393,942	12	1,661,949	(272,186)	1,389,775	498,269	1,888,044
Net income (loss)	(8,715)	—	—	—	(63,147)	(63,147)	15,399	(47,748)
Issuance of common stock, net	—	6,011,846	—	81,976	—	81,976	—	81,976
Contributions from redeemable noncontrolling interests and noncontrolling interests	137,580	—	—	—	—	—	63,675	63,675
Distributions to redeemable noncontrolling interests and noncontrolling interests	(3,347)	—	—	—	—	—	(8,440)	(8,440)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,575)	—	—	—	—	—	(155)	(155)
Equity in subsidiaries attributable to parent	(96,524)	—	—	—	143,820	143,820	(47,296)	96,524
Equity-based compensation expense	—	—	—	5,494	—	5,494	—	5,494
Other, net	(2,418)	—	—	—	—	—	(1,576)	(1,576)
September 30, 2023	$124,082	122,405,788	$12	$1,749,419	$(191,513)	$1,557,918	$519,876	$2,077,794

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are a leading Energy as a Service provider, serving over 386,000 customers in more than 45 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We provide our services through long-term agreements with a diversified pool of customers. Our solar service agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a "loan") or paid in full by the customer (a "sale"); however, we also offer service plans and repair services for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our solar service agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Our ancillary products include both cash sales and loans with an initial term between one year and 20 years. Customer payments and rates can be fixed for the duration of the solar service agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2023, we have raised more than $14.5 billion in total capital commitments from equity, debt and tax equity investors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$2,143	$1,198	$1,676	$1,044
Provision for current expected credit losses	1,474	802	3,579	1,891
Write off of uncollectible accounts	(1,257)	(717)	(3,005)	(1,769)
Recoveries	96	83	206	200
Balance at end of period	$2,456	$1,366	$2,456	$1,366

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

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Energy storage systems and components	$69,082	$74,968
Homebuilder construction in progress	43,179	43,116
Modules and inverters	23,872	32,798
Meters and modems	1,541	1,166
Other	—	65
Total	$137,674	$152,113

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

The following tables present our financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$64,250	$—	$—	$64,250
Derivative assets	129,643	—	129,643	—
Total	$193,893	$—	$129,643	$64,250

Financial liabilities:
Contingent consideration	$12,874	$—	$—	$12,874
Total	$12,874	$—	$—	$12,874

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$72,171	$—	$—	$72,171
Derivative assets	112,712	—	112,712	—
Total	$184,883	$—	$112,712	$72,171

Financial liabilities:
Contingent consideration	$26,787	$—	$—	$26,787
Total	$26,787	$—	$—	$26,787

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$72,171	$82,658
Additions	969	—
Settlements	(8,931)	(8,090)
Gain (loss) recognized in earnings	41	(2,912)
Balance at end of period	$64,250	$71,656

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$26,787	$67,895
Settlements	(10,831)	(16,014)
Gain recognized in earnings	(3,082)	(6,720)
Balance at end of period	$12,874	$45,161

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of September 30, 2023 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	15.00%
	Risk-free discount rate	5.25%
Contingent consideration - microgrid earnout	Probability of success	10.00%
	Risk-free discount rate	5.25%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
PPA revenue	$38,300	$31,891	$99,201	$84,235
Lease revenue	37,966	25,912	103,468	71,717
Inventory sales revenue	51,356	45,528	137,762	99,773
Service revenue	19,323	4,309	55,282	7,024
Solar renewable energy certificate revenue	16,136	16,241	38,982	37,172
Cash sales revenue	24,284	18,933	62,827	45,695
Loan revenue	9,283	5,012	24,538	12,582
Other revenue	1,750	1,538	4,411	3,900
Total	$198,398	$149,364	$526,471	$362,098

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $4.7 billion as of September 30, 2023, of which we expect to recognize approximately 3% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing solar service agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

Inventory Sales.    Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place. Shipping and handling costs are included in cost of revenue—inventory sales in the consolidated statements of operations.

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

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2023 and December 31, 2022. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Loans	$871,981	$586,128
PPAs and leases	34,122	24,893
Solar receivables	4,405	4,602
Total (1)	$910,508	$615,623

(1) Of this amount, $46.4 million and $30.2 million is recorded in other current liabilities as of September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, we recognized revenue of $28.8 million and $12.3 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP. As of September 30, 2023, we utilized a qualitative assessment and concluded it was more likely than not the fair value was greater than the carrying amount and thus, a goodwill impairment does not exist. As such, no further testing is required. Our review considered performance compared to released guidance, renewable market factors, liquidity and market capitalization including stock price along with other market factors including interest rate changes and inflation. Our annual assessment date is October 31 and should, among other events and circumstances, industry conditions deteriorate, the outlook for future operating results and cash flow decline or regulations change, costs of equity or debt capital increase, valuations for comparable public companies or our market capitalization experiences a sustained decline, we may need to further reassess the recoverability of goodwill in future periods.

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of September 30, 2023, our liability for self-insured claims was $4.3 million, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of September 30, 2023; however, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions.

Sales of Investment Tax Credits ("ITCs")

In September 2023, we entered into tax credit purchase agreements with a third-party purchaser to sell to such third-party purchaser, for cash, the Section 48(a) ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method. For tax credit purchase agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interest or noncontrolling interest. During the nine months ended September 30, 2023, we recognized ITC sales of $14.4 million, of which $11.8 million is recorded in income tax benefit in the unaudited condensed consolidated statements of operations and $2.6 million is recorded in redeemable noncontrolling interest in the unaudited condensed consolidated balance sheets.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of September 30, 2023	As of December 31, 2022
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$4,826,091	$3,719,727
Construction in progress		619,171	329,893
Asset retirement obligations	30	71,125	57,063
Information technology systems	3	102,170	72,797
Computers and equipment	3-5	6,944	4,976
Leasehold improvements	3-6	6,170	5,558
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	157	157
Property and equipment, gross		5,634,640	4,192,983
Less: accumulated depreciation		(515,613)	(408,182)
Property and equipment, net		$5,119,027	$3,784,801

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $451.9 million and $360.1 million as of September 30, 2023 and December 31, 2022, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Inventory	$137,674	$152,113
Current portion of customer notes receivable	165,884	114,910
Restricted cash	30,307	51,733
Prepaid assets	28,805	17,492
Deferred receivables	12,984	7,392
Current portion of investments in solar receivables	7,618	7,107
Other	689	553
Total	$383,961	$351,300

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Construction in progress - customer notes receivable	$190,019	$382,611
Restricted cash	226,858	133,584
Exclusivity and other bonus arrangements with dealers, net	171,402	121,313
Investments in solar receivables	56,632	65,064
Straight-line revenue adjustment, net	60,059	53,086
Other	281,960	206,233
Total	$986,930	$961,891

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Interest payable	$36,041	$35,258
Deferred revenue	46,403	30,172
Current portion of operating and finance lease liability	4,001	3,247
Current portion of performance guarantee obligations	2,675	2,495
Other	7,829	334
Total	$96,949	$71,506

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$69,869	$54,396
Additional obligations incurred	14,106	7,962
Accretion expense	3,491	2,687
Other	(61)	(79)
Balance at end of period	$87,405	$64,966

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a solar service agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Customer notes receivable	$3,807,628	$2,662,307
Allowance for credit losses	(110,661)	(81,248)
Customer notes receivable, net	$3,696,967	$2,581,059
Estimated fair value, net	$3,609,218	$2,554,948

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$102,337	$57,043	$81,248	$41,138
Provision for current expected credit losses	8,324	10,945	29,413	26,814
Recoveries	—	—	—	36
Balance at end of period	$110,661	$67,988	$110,661	$67,988

As of September 30, 2023 and December 31, 2022, we invested $190.0 million and $382.6 million, respectively, in loan solar energy systems, energy storage systems and accessories not yet placed in service. For the three months ended September 30, 2023 and 2022, interest income related to our customer notes receivable was $26.8 million and $15.1 million, respectively. For the nine months ended September 30, 2023 and 2022, interest income related to our customer notes receivable was $69.9 million and $39.1 million, respectively. As of September 30, 2023 and December 31, 2022, accrued interest receivable related to our customer notes receivable was $25.8 million and $10.2 million, respectively. As of September 30, 2023 and December 31, 2022, there was $25.8 million and $12.6 million, respectively, of customer notes receivable not accruing interest and there was $568,000 and $278,000, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended September 30, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $15,000 and $8,000, respectively, was written off by reversing interest income. For the nine months ended September 30, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $32,000 and $505,000, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
1-90 days past due	$147,369	$91,668
91-180 days past due	32,861	16,859
Greater than 180 days past due	62,252	14,504
Total past due	242,482	123,031
Not past due	3,565,146	2,539,276
Total	$3,807,628	$2,662,307

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023 and December 31, 2022, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $69.3 million and $31.4 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Payment performance:
Performing	$1,237,601	$1,360,949	$703,184	$215,362	$111,257	$117,023	$3,745,376
Nonperforming (1)	1,655	26,752	16,337	4,979	4,543	7,986	62,252
Total	$1,239,256	$1,387,701	$719,521	$220,341	$115,800	$125,009	$3,807,628

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII") and Sunnova Asset Portfolio 9, LLC ("AP9"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Nine Months Ended September 30, 2023 Weighted Average Effective Interest Rates	As of September 30, 2023		Year Ended December 31, 2022 Weighted Average Effective Interest Rates	As of December 31, 2022
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.03%	600,000	—	3.11%	600,000	—
Debt discount, net		(20,471)	—		(24,324)	—
Deferred financing costs, net		(802)	—		(920)	—
Sunnova Energy Corporation
Notes payable	5.54%	—	5,878		—	—
5.875% senior notes	6.55%	400,000	—	6.52%	400,000	—
11.75% senior notes	9.92%	400,000	—		—	—
Debt discount, net		(13,833)	—		(3,767)	—
Deferred financing costs, net		(13,080)	—		(7,339)	—
EZOP
Revolving credit facility	8.65%	639,500	—	5.10%	500,000	—
Debt discount, net		(343)	—		(532)	—
HELII
Solar asset-backed notes	5.66%	194,933	9,065	5.69%	204,016	8,632
Debt discount, net		(26)	—		(30)	—
Deferred financing costs, net		(3,090)	—		(3,591)	—
RAYSI
Solar asset-backed notes	5.55%	106,666	6,280	5.54%	105,878	9,957
Debt discount, net		(807)	—		(960)	—
Deferred financing costs, net		(3,120)	—		(3,451)	—
HELIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Solar loan-backed notes	4.45%	87,862	10,095	4.42%	94,247	10,438
Debt discount, net		(1,318)	—		(1,536)	—
Deferred financing costs, net		(1,265)	—		(1,474)	—
TEPH
Revolving credit facility	9.99%	766,000	—	7.74%	425,700	—
Debt discount, net		(1,320)	—		(2,043)	—
SOLI
Solar asset-backed notes	3.91%	339,489	13,672	3.92%	348,962	16,063
Debt discount, net		(77)	—		(87)	—
Deferred financing costs, net		(6,035)	—		(6,827)	—
HELIV
Solar loan-backed notes	4.17%	99,165	11,011	4.15%	105,655	11,494
Debt discount, net		(453)	—		(564)	—
Deferred financing costs, net		(2,114)	—		(2,609)	—
AP8
Revolving credit facility	9.50%	—	213,400	20.52%	74,535	465
SOLII
Solar asset-backed notes	3.42%	224,368	7,340	3.41%	232,276	6,409
Debt discount, net		(58)	—		(64)	—
Deferred financing costs, net		(4,106)	—		(4,576)	—
HELV
Solar loan-backed notes	2.50%	136,508	13,709	2.47%	143,940	14,367
Debt discount, net		(577)	—		(690)	—
Deferred financing costs, net		(2,234)	—		(2,661)	—
SOLIII
Solar asset-backed notes	2.81%	261,947	16,763	2.78%	275,779	16,632
Debt discount, net		(106)	—		(117)	—
Deferred financing costs, net		(5,061)	—		(5,616)	—
HELVI
Solar loan-backed notes	2.11%	162,708	13,733	2.08%	167,669	16,770
Debt discount, net		(34)	—		(40)	—
Deferred financing costs, net		(2,488)	—		(2,909)	—
HELVII
Solar loan-backed notes	2.54%	125,045	10,384	2.50%	126,856	16,058
Debt discount, net		(33)	—		(38)	—
Deferred financing costs, net		(1,898)	—		(2,193)	—
HELVIII
Solar loan-backed notes	3.63%	243,105	22,967	3.54%	250,014	31,099
Debt discount, net		(4,579)	—		(5,267)	—
Deferred financing costs, net		(3,570)	—		(4,080)	—
SOLIV
Solar asset-backed notes	5.91%	329,677	8,355	5.76%	338,251	8,080
Debt discount, net		(9,885)	—		(11,190)	—
Deferred financing costs, net		(7,077)	—		(7,996)	—
HELIX
Solar loan-backed notes	5.65%	191,394	23,945	5.46%	193,837	29,632
Debt discount, net		(3,171)	—		(3,589)	—
Deferred financing costs, net		(2,931)	—		(3,303)	—
HELX
Solar loan-backed notes	7.29%	200,868	22,671	6.23%	162,301	18,335
Debt discount, net		(18,035)	—		(12,459)	—
Deferred financing costs, net		(3,268)	—		(3,319)	—
IS
Revolving credit facility	8.67%	30,100	—		—	—
SOLV

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Solar asset-backed notes	6.90%	314,261	7,554	—	—
Debt discount, net		(16,344)	—	—	—
Deferred financing costs, net		(7,054)	—	—	—
HELXI
Solar loan-backed notes	6.25%	251,057	29,644	—	—
Debt discount, net		(12,451)	—	—	—
Deferred financing costs, net		(5,494)	—	—	—
HELXII
Solar loan-backed notes	6.67%	215,462	23,667	—	—
Debt discount, net		(13,724)	—	—	—
Deferred financing costs, net		(4,495)	—	—	—
AP9
Revolving credit facility	11.79%	13,096	—	—	—
Debt discount, net		(650)	—	—	—
Total		$6,710,734	$470,133	$5,194,755	$214,431

Availability.    As of September 30, 2023, we had $312.2 million of available borrowing capacity under our various financing arrangements, consisting of $235.5 million under the EZOP revolving credit facility, $3.3 million under the TEPH revolving credit facility, $1.6 million under the AP8 revolving credit facility, $19.9 million under the IS revolving credit facility and $51.9 million under the AP9 revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of September 30, 2023, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.    In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). In August 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $775.0 million to $875.0 million, (b) increase the uncommitted maximum facility amount from $900.0 million to $1.0 billion, (c) extend the maturity date from November 2024 to November 2025 and (d) amend the Advance Rate (as defined therein).

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEPH Debt.    In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the TEPH revolving credit facility. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. In August 2023, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $700.0 million to $769.3 million, (b) increase the uncommitted maximum facility amount from $789.7 million to $859.0 million and (c) extend the maturity date from November 2024 to November 2025.

AP8 Debt.    In March 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. In August 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $185.0 million to $215.0 million. We believe we will be able to satisfy this obligation due in September 2024 through refinancing of the facility or alternatively through the use of our existing cash resources and liquidity.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

HELXI Debt.    In May 2023, we pooled and transferred eligible solar loans and the related receivables into HELXI, a special purpose entity, that issued $174.9 million in aggregate principal amount of Series 2023-A Class A solar loan-backed notes, $80.1 million in aggregate principal amount of Series 2023-A Class B solar loan-backed notes and $31.7 million in aggregate principal amount of Series 2023-A Class C solar loan-backed notes (collectively, the "HELXI Notes") with a maturity date of May 2050. The HELXI Notes were issued at a discount of 2.57% for Class A, 5.31% for Class B and 13.56% for Class C and bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELXI Notes and satisfy HELXI's expenses, and any remaining cash can be distributed to Sunnova Helios XI Depositor, LLC, HELXI's sole member. In connection with the HELXI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELXI pursuant to the related sale and contribution agreement. HELXI is also required to maintain certain reserve accounts for the benefit of the holders of the HELXI Notes, each of which must be funded at all times to the levels specified in the HELXI Notes. The holders of the HELXI Notes have no recourse to our other assets except as expressly set forth in the HELXI Notes.

HELXII Debt.    In August 2023, we pooled and transferred eligible solar loans and the related receivables into HELXII, a special purpose entity, that issued $148.5 million in aggregate principal amount of Series 2023-B Class A solar loan-backed notes, $71.1 million in aggregate principal amount of Series 2023-B Class B solar loan-backed notes and $23.1 million in aggregate principal amount of Series 2023-B Class C solar loan-backed notes (collectively, the "HELXII Notes") with a maturity date of August 2050. The HELXII Notes were issued at a discount of 4.23% for Class A, 6.67% for Class B and 12.64% for Class C and bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELXII Notes and satisfy HELXII's expenses, and any remaining cash can be distributed to Sunnova Helios XII Depositor, LLC, HELXII's sole member. In connection with the HELXII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELXII pursuant to the related sale and contribution agreement. HELXII is also required to maintain certain reserve accounts for the benefit of the holders of the HELXII Notes, each of which must be funded at all times to the levels specified in the HELXII Notes. The holders of the HELXII Notes have no recourse to our other assets except as expressly set forth in the HELXII Notes.

AP9 Debt.    In September 2023, AP9 entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million with a maturity date of October 2027. The proceeds of the loans under the AP9 revolving credit facility are available to purchase or otherwise acquire home improvement loans, fund certain reserve accounts that are required to be maintained by AP9 in accordance with the AP9 revolving credit facility and pay fees and expenses incurred in connection with the AP9 revolving credit facility. Interest on the borrowings under the AP9 revolving credit facility is due monthly. Borrowings under the AP9 revolving credit facility bear interest at an annual rate based on either Term SOFR or a CP Yield Rate (as defined by the AP9 revolving credit facility).

Sunnova Energy Corporation Debt.    In June 2023, Sunnova Energy Corporation entered into an arrangement to finance $6.8 million of insurance premiums at an annual interest rate of 7.24% over ten months. In August 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.5 million of insurance premiums at an annual interest rate of 7.49% over ten months. In September 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.9 million of insurance premiums at an annual interest rate of 7.49% over nine months. In September 2023, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes ("11.75% senior notes") at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$510,607	$575,000	$511,733
SEI 2.625% convertible senior notes	600,000	561,077	600,000	574,693
Sunnova Energy Corporation notes payable	5,878	5,878	—	—
Sunnova Energy Corporation 5.875% senior notes	400,000	358,407	400,000	359,283
Sunnova Energy Corporation 11.75% senior notes	400,000	399,397	—	—
EZOP revolving credit facility	639,500	639,500	500,000	500,000
HELII solar asset-backed notes	203,998	190,769	212,648	206,045
RAYSI solar asset-backed notes	112,946	98,595	115,835	104,594
HELIII solar loan-backed notes	97,957	85,697	104,685	93,706
TEPH revolving credit facility	766,000	766,000	425,700	425,700
SOLI solar asset-backed notes	353,161	299,219	365,025	313,174
HELIV solar loan-backed notes	110,176	95,114	117,149	100,913
AP8 revolving credit facility	213,400	213,400	75,000	75,000
SOLII solar asset-backed notes	231,708	184,006	238,685	189,728
HELV solar loan-backed notes	150,217	128,945	158,307	135,408
SOLIII solar asset-backed notes	278,710	226,217	292,411	237,425
HELVI solar loan-backed notes	176,441	149,601	184,439	157,289
HELVII solar loan-backed notes	135,429	116,533	142,914	124,476
HELVIII solar loan-backed notes	266,072	233,492	281,113	252,483
SOLIV solar asset-backed notes	338,032	315,855	346,331	334,335
HELIX solar loan-backed notes	215,339	198,336	223,469	210,070
HELX solar loan-backed notes	223,539	217,342	180,636	183,165
IS revolving credit facility	30,100	30,100	—	—
SOLV solar asset-backed notes	321,815	307,706	—	—
HELXI solar loan-backed notes	280,701	268,627	—	—
HELXII solar loan-backed notes	239,129	235,836	—	—
AP9 revolving credit facility	13,096	13,096	—	—
Total (1)	$7,378,344	$6,849,352	$5,539,347	$5,089,220

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $197.5 million and $130.2 million as of September 30, 2023 and December 31, 2022, respectively.

For the notes payable, EZOP, TEPH, AP8, IS and AP9 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV, HELXI and HELXII debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the nine months ended September 30, 2023 and 2022, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $924.4 million and $506.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In August 2023, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the nine months ended September 30, 2023 and 2022, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $659.6 million and $360.2 million, respectively, and recorded a realized gain of $26.8 million and $19.6 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the nine months ended September 30, 2023 and 2022, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $601.6 million and $333.7 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the nine months ended September 30, 2023 and 2022, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $241.1 million and $515.4 million, respectively, and recorded a realized gain of $6.2 million and $27.8 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the nine months ended September 30, 2023 and 2022, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $140.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the nine months ended September 30, 2023 and 2022, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $470,000 and $0, respectively.

Interest Rate Swaps and Caps on AP9 Debt.    During the nine months ended September 30, 2023 and 2022, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $25.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. In September 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match AP9's estimated monthly principal payments on the debt. During the nine months ended September 30, 2023 and 2022, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $0.

The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2023				As of December 31, 2022
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	July 2023 - September 2023	September 2029 - November 2035	2.000%	$575,550	June 2022 - July 2022	July 2034	0.890%	$489,477
TEPH	July 2022 - September 2023	October 2031 - October 2041	2.620% - 4.035%	743,740	July 2022 - December 2022	January 2035 - April 2041	1.520% - 2.630%	383,749
AP8	November 2022 - August 2023	September 2025	4.250%	215,000	November 2022	September 2025	4.250%	75,000
AP9	September 2023	September 2027	4.250%	25,000				—
Total				$1,559,290				$948,226

The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Other assets	$129,643	$112,712

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Realized gain	$(17,753)	$(1,928)	$(33,522)	$(47,434)
Unrealized gain	(18,219)	(26,563)	(10,208)	(27,580)
Total	$(35,972)	$(28,491)	$(43,730)	$(75,014)

(9) Income Taxes

Our effective income tax rate is 14% and 0% for the three months ended September 30, 2023 and 2022, respectively, and is 1% and 0% for the nine months ended September 30, 2023 and 2022, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our full valuation allowance, foreign tax expense and tax benefit from ITC sales. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Accordingly, we recorded no reserve for uncertain tax positions. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2023 and December 31, 2022 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2011 remain subject to examination by the Internal Revenue Service and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2023, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from approximately $30.0 million to approximately $125.0 million. In March 2023, the Class A member of Sunnova TEP 7-C, LLC increased its capital commitment from approximately $41.0 million to approximately $51.3 million. In May 2023, we admitted a tax equity investor as the Class A member of Sunnova TEP 7-E, LLC ("TEP7E"), a subsidiary of Sunnova TEP 7-E Manager, LLC, which is the Class B member of TEP7E. The Class A member of TEP7E made a total capital commitment of approximately $51.0 million. In June 2023, we exercised our purchase option to purchase 100% of the Class A member's interest in Sunnova TEP I, LLC ("TEPI") for $5.9 million. This purchase resulted in an increase in our equity in TEPI of $67.0 million. In August 2023, we admitted a tax equity investor as the Class A member of Sunnova TEP 7-G, LLC ("TEP7G"), a subsidiary of Sunnova TEP 7-G Manager, LLC, which is the Class B member of TEP7G. The Class A member of TEP7G made a total capital commitment of approximately $104.0 million. In September 2023, we admitted a tax equity investor as the Class A member of Sunnova TEP 7-F, LLC ("TEP7F"), a subsidiary of Sunnova TEP 7-F Manager, LLC, which is the Class B member of TEP7F. The Class A member of TEP7F made a total capital commitment of approximately $134.9 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the redemption values as of September 30, 2023 and December 31, 2022.

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

(11) Stockholders' Equity

During the nine months ended September 30, 2023 and 2022, we issued 693,443 and 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet Energy Group, LLC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2023, we sold 5,865,000 shares of common stock at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $400,000. We used the net proceeds from the offering for general corporate purposes.

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

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Granted	1,017,493	$15.01	9.49	$8.82
Exercised	(36,360)	$13.11			$182
Forfeited	(140,680)	$21.96		$11.70
Outstanding, September 30, 2023	4,099,912	$17.54	5.19		$102
Exercisable, September 30, 2023	2,656,858	$16.44	3.07		$102
Vested and expected to vest, September 30, 2023	4,099,912	$17.54	5.19		$102
Non-vested, September 30, 2023	1,443,054			$10.78

The number of stock options that vested during the three months ended September 30, 2023 and 2022 was 0. The number of stock options that vested during the nine months ended September 30, 2023 and 2022 was 16,816. The grant date fair value of stock options that vested during the three months ended September 30, 2023 and 2022 was $0. The grant date fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 was $309,000. As of September 30, 2023, there was $10.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.04 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,609,615	$20.62
Granted	2,085,532	$14.67
Vested	(961,682)	$17.88
Forfeited	(311,648)	$17.94
Outstanding, September 30, 2023	2,421,817	$16.93

The number of restricted stock units that vested during the three months ended September 30, 2023 and 2022 was 145,115 and 245,740, respectively. The number of restricted stock units that vested during the nine months ended September 30, 2023 and 2022 was 961,682 and 948,404, respectively. The grant date fair value of restricted stock units that vested during the three months ended September 30, 2023 and 2022 was $2.2 million and $3.4 million, respectively. The grant date fair value of restricted stock units that vested during the nine months ended September 30, 2023 and 2022 was $17.2 million and $18.5

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
million, respectively. As of September 30, 2023, there was $31.3 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.54 years.

Employee Stock Purchase Plan ("ESPP")

As of September 30, 2023 and December 31, 2022, the number of shares of common stock issued under the ESPP was 20,966 and 7,106, respectively.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(63,147)	$(64,543)	$(230,321)	$(140,738)

Net loss per share attributable to stockholders—basic and diluted	$(0.53)	$(0.56)	$(1.97)	$(1.23)
Weighted average common shares outstanding—basic and diluted	119,554,008	114,816,879	116,971,318	114,293,251

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-based compensation awards	6,400,263	5,033,658	5,971,205	4,906,182
Convertible senior notes	34,150,407	25,294,010	34,150,407	19,548,462

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

Performance Guarantee Obligations.    As of September 30, 2023, we recorded $5.6 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.7 million is recorded in other current liabilities and $2.9 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2022, we recorded $4.8 million related to these guarantees, of which $2.5 million is recorded in other current liabilities and $2.3 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance at beginning of period	$4,845	$5,293
Accruals	3,620	1,811
Settlements	(2,855)	(3,170)
Balance at end of period	$5,610	$3,934

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$754	$676	$2,138	$2,061
Finance lease expense:
Amortization expense	308	201	787	562
Interest on lease liabilities	31	15	69	42
Short-term lease expense	62	37	128	97
Variable lease expense	367	190	835	712
Total	$1,522	$1,119	$3,957	$3,474

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets:
Operating leases	$13,805	$14,706
Finance leases	3,523	2,476
Total right-of-use assets	$17,328	$17,182

Current lease liabilities:
Operating leases	$2,845	$2,451
Finance leases	1,156	796
Long-term leases liabilities:
Operating leases	14,406	15,751
Finance leases	1,393	957
Total lease liabilities	$19,800	$19,955

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,187	$1,242
Operating cash flows from finance leases	$69	$42
Financing cash flows from finance leases	$725	$601
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$703	$226
Finance leases	$1,835	$758

(1)Includes reimbursements in 2023 and 2022 of approximately $225,000 and $45,000, respectively, for leasehold improvements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term (years):
Operating leases	5.74	6.60
Finance leases	3.06	2.86
Weighted average discount rate:
Operating leases	4.07%	3.95%
Finance leases	5.81%	4.37%

Future minimum lease payments under our non-cancelable leases as of September 30, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2023	$894	$351
2024	3,496	1,180
2025	3,392	716
2026	3,236	370
2027	3,304	147
2028 and thereafter	5,485	—
Total	19,807	2,764
Amount representing interest	(2,160)	(215)
Amount representing leasehold incentives	(396)	—
Present value of future payments	17,251	2,549
Current portion of lease liability	(2,845)	(1,156)
Long-term portion of lease liability	$14,406	$1,393

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

Dealer Commitments.    As of September 30, 2023 and December 31, 2022, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $171.4 million and $121.3 million, respectively. Under these agreements, we paid $55.0 million and $33.6 million during the nine months ended September 30, 2023 and 2022, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2023	$7,845
2024	78,529
2025	60,561
2026	36,904
2027	30,000
2028 and thereafter	—
Total	$213,839

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchase Commitments.    In October 2023, we amended an agreement with a supplier in which we agreed to purchase approximately $325.0 million of energy storage systems through December 2024, with approximately $80.0 million in the fourth quarter of 2023 and approximately $245.0 million in 2024. Under this agreement, we purchased $12.8 million and $55.4 million during the three months ended September 30, 2023 and 2022, respectively, and we purchased $119.3 million and $141.1 million during the nine months ended September 30, 2023 and 2022, respectively.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of September 30, 2023 were as follows:

Information Technology Commitments
(in thousands)
Remaining 2023	$22,649
2024	10,181
2025	4,282
2026	2,561
2027	3,300
2028 and thereafter	—
Total	$42,973

(15) Subsequent Events

EZOP Debt.     In October 2023, we amended the EZOP revolving credit facility to, among other things, reallocate commitments among the lenders.

HESI Debt.     In October 2023, we entered into a note purchase agreement, which at closing will indirectly benefit from a partial guarantee provided by the U.S. Department of Energy ("DOE") Loan Programs Office. The notes will not be directly guaranteed by the DOE. The offering consists of $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes (collectively, the "HESI Notes") with a maturity date of December 2050. The HESI Notes were issued at a discount of 2.46% for Class A and 9.40% for Class B and bear interest at an annual rate of 5.75% and 8.25% for the Class A and Class B notes, respectively. The offering is expected to close in November 2023, subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 23, 2023, our Quarterly Reports on Form 10-Q filed with the SEC on April 27, 2023 and July 27, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are a leading Energy as a Service provider, serving over 386,000 customers in more than 45 United States ("U.S.") states and territories. Our goal is to be the source of clean, affordable and reliable energy with a simple mission: to power energy independence so home and business owners have the freedom to live life uninterrupted. We were founded to deliver customers a better energy service at a better price; and, through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity.

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

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. We have an established track record of attracting capital from diverse sources. From our inception through September 30, 2023, we have raised more than $14.5 billion in total capital commitments from equity, debt and tax equity investors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,099 megawatts of generation capacity and serving over 386,000 customers.

Recent Developments

Financing Transactions

In August 2023, we admitted a tax equity investor with a total capital commitment of approximately $104.0 million. In September 2023, we admitted a tax equity investor with a total capital commitment of approximately $134.9 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In August 2023, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $775.0 million to $875.0 million, (b) increase the uncommitted maximum facility amount from $900.0 million to $1.0 billion, (c) extend the maturity date from November 2024 to November 2025 and (d) amend the Advance Rate (as defined therein). In October 2023, we amended the EZOP revolving credit facility to, among other things, reallocate commitments among the lenders. In August 2023, we amended the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $700.0 million to $769.3 million, (b) increase the uncommitted maximum facility amount from $789.7 million to $859.0 million and (c) extend the maturity date from November 2024 to November 2025. In August 2023, the revolving credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), certain of our other subsidiaries party thereto, Banco Popular de Puerto Rico, as agent, and the lenders and other financial institutions party thereto was amended to, among other things, increase the aggregate commitment amount from $185.0 million to $215.0 million. In September 2023, one of our subsidiaries, Sunnova Asset Portfolio 9, LLC ("AP9") entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million with a maturity date of October 2027. Interest on the borrowings under the AP9 revolving credit facility is due monthly. Borrowings under the AP9 revolving credit facility bear interest at an annual rate based on either Term SOFR or a CP Yield Rate (as defined by the AP9 revolving credit facility). See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In August 2023, one of our subsidiaries issued $148.5 million in aggregate principal amount of Series 2023-B Class A solar loan-backed notes, $71.1 million in aggregate principal amount of Series 2023-B Class B solar loan-backed notes and $23.1 million in aggregate principal amount of Series 2023-B Class C solar loan-backed notes (collectively, the "HELXII Notes") with a maturity date of August 2050. The HELXII Notes were issued at a discount of 4.23%, 6.67% and 12.64% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 5.60% and 6.00%, for the Class A, Class B and Class C notes, respectively. In October 2023, we entered into a note purchase agreement, which at closing will indirectly benefit from a partial guarantee provided by the U.S. Department of Energy ("DOE") Loan Programs Office. The notes will not be directly guaranteed by the DOE. The offering consists of $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes (collectively, the "HESI Notes") with a maturity date of December 2050. The HESI Notes were issued at a discount of 2.46% and 9.40% for the Class A and Class B notes respectively, and bear interest at an annual rate of

5.75% and 8.25% for the Class A and Class B notes, respectively. The offering is expected to close in November 2023, subject to customary closing conditions. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

In September 2023, one of our subsidiaries issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes ("11.75% senior notes") at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028. See "—Liquidity and Capital Resources—Financing Arrangements—Senior Notes" below.

In August 2023, we sold 5,865,000 shares of common stock at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $400,000. See "—Liquidity and Capital Resources—Financing Arrangements—Public Offerings" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related solar service agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related solar service agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we may in the future securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through September 30, 2023, we have issued $4.5 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through September 30, 2023, we have received commitments of approximately $2.3 billion through the use of tax equity funds, of which an aggregate of $1.9 billion has been funded and $199.3 million remains available for use.

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

	As of September 30, 2023	As of December 31, 2022	Change
Number of customers	386,200	279,400	106,800

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of systems (excluding loan agreements and cash sales)	225,200	171,600	210,900	163,800
Weighted average number of systems with loan agreements	133,300	60,800	110,500	50,900
Weighted average number of systems with cash sales	10,000	4,300	8,600	3,300
Weighted average number of systems	368,500	236,700	330,000	218,000

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus net interest expense, depreciation and amortization expense, income tax expense, financing deal costs, natural disaster losses and related charges, net, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, investment tax credit ("ITC") sales and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, provision for current expected credit losses and non-cash inventory and other impairments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(56,463)	$(32,348)	$(267,590)	$(68,283)
Interest expense, net	57,601	20,824	200,155	44,380
Interest income	(30,590)	(16,185)	(81,670)	(40,428)
Income tax benefit	(9,325)	—	(1,632)	—
Depreciation expense	40,082	27,594	107,957	78,401
Amortization expense	7,416	7,309	22,112	21,894
EBITDA	8,721	7,194	(20,668)	35,964
Non-cash compensation expense	5,494	4,463	19,812	20,059
ARO accretion expense	1,257	952	3,491	2,687
Financing deal costs	608	162	1,282	582
Natural disaster losses and related charges, net	1,442	1,161	2,388	1,161
Acquisition costs	150	3,005	1,137	5,622
Unrealized (gain) loss on fair value instruments and equity securities	(8,482)	10,625	846	(4,136)
Amortization of payments to dealers for exclusivity and other bonus arrangements	1,996	1,185	4,957	3,110
Legal settlements	—	(1,001)	750	(1,001)
Provision for current expected credit losses	8,360	10,967	29,467	26,881
Non-cash inventory and other impairments	6,443	864	22,106	864
Indemnification payments to tax equity investors	—	1,727	3,053	1,727
ITC sales	14,422	—	14,422	—
Adjusted EBITDA	$40,411	$41,304	$83,043	$93,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest income from customer notes receivable	$26,761	$15,119	$69,950	$39,051
Principal proceeds from customer notes receivable, net of related revenue	$36,966	$22,284	$102,914	$67,478
Proceeds from investments in solar receivables	$3,779	$3,768	$8,708	$9,388

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$236,614	$177,085	$673,239	$426,756
Depreciation expense	(40,082)	(27,594)	(107,957)	(78,401)
Amortization expense	(7,416)	(7,309)	(22,112)	(21,894)
Non-cash compensation expense	(5,494)	(4,463)	(19,812)	(20,059)
ARO accretion expense	(1,257)	(952)	(3,491)	(2,687)
Financing deal costs	(608)	(162)	(1,282)	(582)
Natural disaster losses and related charges, net	(1,442)	(1,161)	(2,388)	(1,161)
Acquisition costs	(150)	(3,005)	(1,137)	(5,622)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(1,996)	(1,185)	(4,957)	(3,110)
Legal settlements	—	1,001	(750)	1,001
Provision for current expected credit losses	(8,360)	(10,967)	(29,467)	(26,881)
Non-cash inventory and other impairments	(6,443)	(864)	(22,106)	(864)
Direct sales costs	(12,635)	(3,237)	(33,199)	(4,110)
Cost of revenue related to cash sales	(12,698)	(10,225)	(34,001)	(23,946)
Cost of revenue related to inventory sales	(50,694)	(40,917)	(129,016)	(89,884)
Unrealized gain (loss) on fair value instruments	9,043	(10,637)	3,123	3,809
Indemnification payments to tax equity investors	—	(1,727)	(3,053)	(1,727)
Gain on held-for-sale loans	8	—	11	—
Adjusted Operating Expense	$96,390	$53,681	$261,645	$150,638
Adjusted Operating Expense per weighted average system	$262	$227	$793	$691

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of September 30, 2023 and December 31, 2022, calculated using a 6% discount rate.

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Estimated gross contracted customer value	$8,244	$5,875

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

Estimated Gross Contracted Customer Value
	As of September 30, 2023
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$8,741	$8,338	$7,985	$7,675	$7,402
0%	$9,085	$8,635	$8,244	$7,901	$7,600

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023, our Quarterly Reports on Form 10-Q filed with the SEC on April 27, 2023 and July 27, 2023 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. From our inception through September 30, 2023, we have raised more than $14.5 billion in total capital commitments from equity, debt and tax equity investors. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Prior to the Inflation Reduction Act of 2022 ("IRA"), which was enacted in August 2022, the amount for the Section 48(a) ITC was equal to (a) 30% of the basis of eligible solar property that began construction before 2020 or (b) 26% of the basis of eligible solar property that began construction during 2020, 2021 or 2022. Under the IRA, the Section 48(a) ITC is (a) 26% for eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% for eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems systems financed by Hestia securitizations will be subject to applicable labor requirements imposed by the DOE and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase agreements. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

Government Regulations, Policies and Incentives. Our growth strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, DOE loan guarantee programs, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The recently enacted IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve the Biden administration's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The IRA allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our solar service agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

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

Inventory Sales. Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the nine months ended September 30, 2023 and 2022, we incurred $26.6 million and $13.3 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Income Tax Benefit. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We have a full valuation allowance on our deferred tax assets because we believe it is more likely than not that our deferred tax assets will not be realized. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax benefit includes the effects of taxes incurred in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements, as applicable. We account for ITCs using the flow-through method. For tax credit purchase agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interest or noncontrolling interest.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$198,398	$149,364	$49,034

Operating expense:
Cost of revenue—depreciation	33,743	24,663	9,080
Cost of revenue—inventory sales	50,694	40,917	9,777
Cost of revenue—other	30,981	15,567	15,414
Operations and maintenance	18,702	9,774	8,928
General and administrative	111,545	75,897	35,648
Other operating (income) expense	(9,051)	10,267	(19,318)
Total operating expense, net	236,614	177,085	59,529

Operating loss	(38,216)	(27,721)	(10,495)

Interest expense, net	57,601	20,824	36,777
Interest income	(30,590)	(16,185)	(14,405)
Other (income) expense	561	(12)	573
Loss before income tax	(65,788)	(32,348)	(33,440)

Income tax benefit	(9,325)	—	(9,325)
Net loss	(56,463)	(32,348)	(24,115)
Net income attributable to redeemable noncontrolling interests and noncontrolling interests	6,684	32,195	(25,511)
Net loss attributable to stockholders	$(63,147)	$(64,543)	$1,396

Revenue

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
PPA revenue	$38,300	$31,891	$6,409
Lease revenue	37,966	25,912	12,054
Inventory sales revenue	51,356	45,528	5,828
Service revenue	19,323	4,309	15,014
SREC revenue	16,136	16,241	(105)
Cash sales revenue	24,284	18,933	5,351
Loan revenue	9,283	5,012	4,271
Other revenue	1,750	1,538	212
Total	$198,398	$149,364	$49,034

Revenue increased by $49.0 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 132,000 for the three months ended September 30, 2022 to approximately 173,500 for the three months ended September 30, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $450 per system for the three months ended September 30, 2022 and 2023. Inventory sales revenue increased by $5.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the sale of inventory to our dealers or other parties. Service revenue increased by $15.0 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increased focus on direct sales of additional services to existing customers. SREC revenue decreased by $105,000 in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in SREC volume in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $87 per system for the three months ended September 30, 2022 to $103 per system for the same period in 2023 (19% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$33,743	$24,663	$9,080

Cost of revenue—depreciation increased by $9.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 132,000 for the three months ended September 30, 2022 to approximately 173,500 for the three months ended September 30, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $187 per system for the three months ended September 30, 2022 compared to $194 per system for the same period in 2023 (4% increase).

Cost of Revenue—Inventory Sales

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$50,694	$40,917	$9,777

Cost of revenue—inventory sales increased by $9.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to higher inventory sales activity.

Cost of Revenue—Other

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$30,981	$15,567	$15,414

Cost of revenue—other increased by $15.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to costs related to services of $12.4 million.

Operations and Maintenance Expense

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$18,702	$9,774	$8,928

Operations and maintenance expense increased by $8.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher impairments and losses on disposals, truck roll costs and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $45 per system for the three months ended September 30, 2022 to $47 per system for the three months ended September 30, 2023 primarily due to higher truck roll costs.

General and Administrative Expense

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
General and administrative	$111,545	$75,897	$35,648

General and administrative expense increased by $35.6 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $20.6 million, (b) consultants, contractors, and professional fees of $3.8 million, (c) depreciation expense of $3.4 million, (d) information technology expense of $3.2 million, (e) marketing expense of $2.4 million, (f) other personnel expense of $1.6 million and (g) legal expense of $1.4 million.

Other Operating (Income) Expense

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Other operating (income) expense	$(9,051)	$10,267	$(19,318)

Other operating (income) expense changed by $19.3 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest expense, net	$57,601	$20,824	$36,777

Interest expense, net increased by $36.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase in interest expense of $39.5 million due to higher levels of debt outstanding in 2023 compared to 2022 and a decrease in unrealized gains on derivatives of $8.3 million. This was partially offset by an increase in realized gains on derivatives of $15.8 million.

Interest Income

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest income	$30,590	$16,185	$14,405

Interest income increased by $14.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 60,800 for the three months ended September 30, 2022 to approximately 133,300 for the three months ended September 30, 2023. On a weighted average number of systems basis, loan interest income decreased from $249 per system for the three months ended September 30, 2022 to $201 per system for the three months ended September 30, 2023 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax Benefit

Income tax benefit increased by $9.3 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to ITC sales that resulted in an income tax benefit offset by an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Income Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $25.5 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in income attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Results of Operations—Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$526,471	$362,098	$164,373

Operating expense:
Cost of revenue—depreciation	92,262	69,935	22,327
Cost of revenue—inventory sales	129,016	89,884	39,132
Cost of revenue—other	81,599	32,974	48,625
Operations and maintenance	59,306	23,787	35,519
General and administrative	314,190	214,362	99,828
Other operating income	(3,134)	(4,186)	1,052
Total operating expense, net	673,239	426,756	246,483

Operating loss	(146,768)	(64,658)	(82,110)

Interest expense, net	200,155	44,380	155,775
Interest income	(81,670)	(40,428)	(41,242)
Other (income) expense	3,969	(327)	4,296
Loss before income tax	(269,222)	(68,283)	(200,939)

Income tax benefit	(1,632)	—	(1,632)
Net loss	(267,590)	(68,283)	(199,307)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(37,269)	72,455	(109,724)
Net loss attributable to stockholders	$(230,321)	$(140,738)	$(89,583)

Revenue

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
PPA revenue	$99,201	$84,235	$14,966
Lease revenue	103,468	71,717	31,751
Inventory sales revenue	137,762	99,773	37,989
Service revenue	55,282	7,024	48,258
SREC revenue	38,982	37,172	1,810
Cash sales revenue	62,827	45,695	17,132
Loan revenue	24,538	12,582	11,956
Other revenue	4,411	3,900	511
Total	$526,471	$362,098	$164,373

Revenue increased by $164.4 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 124,200 for the nine months ended September 30, 2022 to approximately 161,000 for the nine months ended September 30, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $1,287 per system for the nine months ended September 30, 2022 compared to $1,286 per system for the same period in 2023. Inventory sales revenue increased by $38.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the sale of inventory to our dealers or other parties, which began in April 2022. Service revenue increased by $48.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increased focus on direct sales of additional services to existing customers. SREC revenue increased by $1.8 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in SREC prices in Connecticut, Puerto Rico and Pennsylvania. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenues under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $253 per system for the nine months ended September 30, 2022 to $297 per system for the same period in 2023 (17% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$92,262	$69,935	$22,327

Cost of revenue—depreciation increased by $22.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 124,200 for the nine months ended September 30, 2022 to approximately 161,000 for the nine months ended September 30, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $563 per system for the nine months ended September 30, 2022 compared to $573 per system for the same period in 2023 (2% increase).

Cost of Revenue—Inventory Sales

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$129,016	$89,884	$39,132

Cost of revenue—inventory sales increased by $39.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was due to costs from the sale of inventory to our dealers or other parties, which began in April 2022.

Cost of Revenue—Other

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$81,599	$32,974	$48,625

Cost of revenue—other increased by $48.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to costs related to services of $35.8 million and costs related to cash sales revenue of $10.1 million.

Operations and Maintenance Expense

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$59,306	$23,787	$35,519

Operations and maintenance expense increased by $35.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher impairments and losses on disposals, truck roll costs and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $131 per system for the nine months ended September 30, 2022 to $163 per system for the nine months ended September 30, 2023 primarily due to higher truck roll costs.

General and Administrative Expense

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
General and administrative	$314,190	$214,362	$99,828

General and administrative expense increased by $99.8 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $51.1 million, (b) consultants, contractors and professional fees of $9.9 million, (c) depreciation expense of $7.2 million, (d) information technology expense of $7.0 million, (e) legal expense of $6.0 million, (f) marketing expense of $4.9 million, (g) fees of $4.6 million and (h) provision for current expected credit losses primarily due to the growth in loan customers of $2.6 million.

Other Operating Income

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Other operating income	$(3,134)	$(4,186)	$1,052

Other operating income decreased by $1.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest expense, net	$200,155	$44,380	$155,775

Interest expense, net increased by $155.8 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in interest expense of $111.0 million primarily due to higher levels of debt outstanding in 2023 compared to 2022, a decrease in unrealized gains on derivatives of $17.4 million and a decrease in realized gains on derivatives of $13.9 million.

Interest Income

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Interest income	$81,670	$40,428	$41,242

Interest income increased by $41.2 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 50,900 for the nine months ended September 30, 2022 to approximately 110,500 for the nine months ended September 30, 2023. On a weighted average number of systems basis, loan interest income decreased from $767 per system for the nine months ended September 30, 2022 to $633 per system for the nine months ended September 30, 2023 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax Benefit

Income tax benefit increased by $1.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to ITC sales that resulted in an income tax benefit offset by an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $109.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in loss attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had total cash of $725.1 million, of which $467.9 million was unrestricted, and $312.2 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 14, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2023, we were in compliance with all debt covenants under our financing arrangements.

As of September 30, 2023, our liquidity and financial condition had not been materially affected by the adverse developments affecting financial institutions and companies in the financial services industry, including Silicon Valley Bank and Credit Suisse. For a discussion of the potential impact of these adverse developments, see Item 1A. Risk Factors included elsewhere in this Quarterly Report on Form 10-Q.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of September 30, 2023, we had undrawn committed capital of approximately $199.3 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2023, a tax equity investor increased its capital commitment from approximately $30.0 million to approximately $125.0 million. In March 2023, a tax equity investor increased its capital commitment from approximately $41.0 million to approximately $51.3 million. In April 2023, two tax equity investors increased their capital commitment from approximately $200.0 million to approximately $207.8 million. In May 2023, we admitted a tax equity investor with a total capital commitment of approximately $51.0 million. In June 2023, a tax equity investor increased its capital commitment from approximately $150.0 million to approximately $250.0 million. In August 2023, we admitted a tax equity investor with a total capital commitment of approximately $104.0 million. In September 2023, we admitted a tax equity investor with a total capital commitment of approximately $134.9 million.

Warehouse and Other Debt Financings

In February 2023, we amended the revolving credit facility by and among EZOP, certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to Credit Suisse AG, New York Branch), as agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). In August 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $775.0 million to $875.0 million, (b) increase the uncommitted maximum facility amount from $900.0 million to $1.0 billion, (c) extend the maturity date from November 2024 to November 2025 and (d) amend the Advance Rate (as defined therein). In October 2023, we amended the EZOP revolving credit facility to, among other things, reallocate commitments among the lenders.

In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the revolving credit facility by and among TEPH, certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to CSNYB), as agent, and the lenders and other financial institutions party thereto. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by the TEPH revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. In August 2023, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $700.0 million to $769.3 million, (b) increase the uncommitted maximum facility amount from $789.7 million to $859.0 million and (c) extend the maturity date from November 2024 to November 2025.

In March 2023, the AP8 revolving credit facility was amended to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, the revolving credit facility by and among AP8, certain of our other subsidiaries party thereto, Banco Popular de Puerto Rico, as agent, and the lenders and other financial institutions party thereto was amended to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. In August 2023, the AP8 revolving credit facility was amended to, among other things, increase the aggregate commitment amount from $185.0 million to $215.0 million. We believe we will be able to satisfy this obligation due in September 2024 through refinancing of the facility or alternatively through the use of our existing cash resources and liquidity.

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

In September 2023, AP9 entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million with a maturity date of October 2027. Interest on the borrowings under the AP9 revolving credit facility is due monthly. Borrowings under the AP9 revolving credit facility bear interest at an annual rate based on either Term SOFR or a CP Yield Rate (as defined by the AP9 revolving credit facility).

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

In August 2023, one of our subsidiaries issued $148.5 million in aggregate principal amount of Series 2023-B Class A solar loan-backed notes, $71.1 million in aggregate principal amount of Series 2023-B Class B solar loan-backed notes and $23.1 million in aggregate principal amount of Series 2023-B Class C solar loan-backed notes with a maturity date of August 2050. The HELXII Notes were issued at a discount of 4.23%, 6.67% and 12.64% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 5.60% and 6.00%, for the Class A, Class B and Class C notes, respectively.

In April 2023, the DOE announced a conditional commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements under its Innovative Clean Energy Loan Guarantee Program. The commitment is subject to various customary conditions. There is no assurance the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us. In September 2023, we entered into a $3.0 billion partial loan guarantee agreement (the "Hestia Agreement") with the DOE to support certain loans originated by us. We anticipate the Hestia Agreement will support future loan originations, reduce our weighted average cost of capital and generate interest savings. Before the DOE issues loan guarantees under the Hestia Agreement, various customary conditions must be fulfilled. In October 2023, we entered into a note purchase agreement, which at closing will indirectly benefit from a partial guarantee provided by the DOE Loan Programs Office. The notes will not be directly guaranteed by the DOE. The offering consists of $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes with a maturity date of December 2050. The HESI Notes were issued at a discount of 2.46% and 9.40% for the Class A and Class B notes respectively, and bear interest at an annual rate of 5.75% and 8.25% for the Class A and Class B notes, respectively. The offering is expected to close in November 2023, subject to customary closing conditions.

Senior Notes

In September 2023, one of our subsidiaries issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028.

Public Offerings

In August 2023, we sold 5,865,000 shares of common stock at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $400,000.

Historical Cash Flows—Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(194,791)	$(265,795)	$71,004
Net cash used in investing activities	(1,891,769)	(1,451,353)	(440,416)
Net cash provided by financing activities	2,266,053	1,865,092	400,961
Net increase in cash, cash equivalents and restricted cash	$179,493	$147,944	$31,549

Operating Activities

Net cash used in operating activities decreased by $71.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease is primarily due to a decrease in purchases of inventory and prepaid inventory of $176.2 million, offset by an increase in payments to dealers for exclusivity and other bonus arrangements of $21.4 million. This decrease is also due to net outflows of $78.3 million in 2023 compared to net inflows of $24.6 million in 2022 based on: (a) our net loss of $267.6 million in 2023 excluding non-cash operating items of $189.3 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net gains on derivatives, unrealized net losses on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $78.3 million and (b) our net loss of $68.3 million in 2022 excluding non-cash operating items of $92.9 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net inflows of $24.6 million. These net differences between the two periods resulted in a net change in operating cash flows of $102.9 million in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities increased by $440.4 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase is primarily due to an increase in purchases of property and equipment, primarily solar energy systems, of $677.6 million. This increase is partially offset by a decrease in payments for investments and customer notes receivable of $185.8 million and an increase in proceeds from customer notes receivable of $47.1 million.

Financing Activities

Net cash provided by financing activities increased by $401.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase is primarily due to increases in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $274.6 million, net proceeds from the issuance of common stock of $84.7 million and net borrowings under our debt facilities of $28.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $3.4 million and $8.5 million for the three and nine months ended September 30, 2023, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2023, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Bylaws Amendment and Restatement

On October 25, 2023, our Board of Directors adopted amendments to our bylaws, effective as of such date of adoption (the "Amended and Restated Bylaws"). The Amended and Restated Bylaws, among other things, provide for reasonable steps to ensure the list of stockholders entitled to vote at a meeting would be made available electronically only to stockholders before the meeting (Section 1.5), address the adjournment of stockholders meetings (Section 1.7), clarify that, in relation to an action at a stockholder meeting, abstentions and broker non-votes will not be considered votes cast in determining the outcome of a matter (Section 1.9) and update the provisions regarding the obligations of a stockholder who intends to propose certain business or nominations of persons for the election of directors before a meeting of stockholders, including deadlines and obligations to provide and update information and representations, and to comply with applicable rules regarding the solicitation of proxies (including Rule 14a-19 under the Securities Exchange Act of 1934) (Section 1.10).

The foregoing summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws attached to this report as Exhibit 3.2 in unmarked form, and as Exhibit 3.3 to this report in redline form marking the amendments as described above, and are incorporated herein by reference.

10b5-1 Plans

During the three months ended September 30, 2023, there were no "Rule 10b5-1 trading plans" or "non-Rule 10b5-1 trading arrangements" adopted, modified or terminated by any of our directors or officers (as each term is defined in Item 408(a) of Regulation S-K).

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Third Amended and Restated Bylaws of Sunnova Energy International Inc., dated as of October 25, 2023.
3.3	Third Amended and Restated Bylaws of Sunnova Energy International Inc., dated as of October 25, 2023 (redline).
4.1∞
Indenture, by and between Sunnova Helios XII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of August 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 6, 2023).

4.2	Form of 5.30% Solar Loan Backed Notes, Series 2023-B Class A Notes due 2050 (included in Exhibit 4.1).
4.3	Form of 5.60% Solar Loan Backed Notes, Series 2023-B Class B Notes due 2050 (included in Exhibit 4.1).
4.4	Form of 6.00% Solar Loan Backed Notes, Series 2023-B Class C Notes due 2050 (included in Exhibit 4.1).
4.5
Indenture, dated September 26, 2023, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 26, 2023).

4.6	Form of 11.750% Senior Note due 2028 (included in Exhibit 4.5).
10.1∞
Second Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of August 2, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023).

10.2∞
Amendment No. 5 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, as Borrower, Sunnova SLA Management, LLC, as Manager and Servicer, Sunnova Asset Portfolio 8 Holdings, LLC, as Seller (Solar Loans) and Seller (Solar Assets), Banco Popular de Puerto Rico, as Agent, the lenders party thereto, the funding agents party thereto, and U.S. Bank National Association, as Custodian, dated as of August 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 21, 2023).

10.3∞
Tenth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of August 31, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 6, 2023).

10.4∞
Credit Agreement, by and among Sunnova Asset Portfolio 9, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 9 Holdings, LLC, the lenders and other financial institutions party thereto and Citibank, N.A., as administrative agent, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 6, 2023).

10.5∞
Loan Guarantee Agreement, dated as of September 27, 2023, by and among Sunnova Energy Corporation, as sponsor, Sunnova ABS Management, LLC, as servicer and manager, and the United States Department of Energy, as guarantor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2023).

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 26, 2023	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)