Form 10-K
period 2023-12-31
Sunnova Energy International Inc.
filed 2024-02-22
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________

FORM 10-K
______________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of such shares of common stock of $18.31 as reported on the New York Stock Exchange on June 30, 2023 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $2.1 billion.

The registrant had 122,484,286 shares of common stock outstanding as of February 19, 2024.

Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from either the definitive Proxy Statement for our annual meeting of stockholders or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

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
•our expectations regarding litigation and administrative proceedings; and
•our ability to renew or replace expiring, canceled or terminated customer agreements at favorable rates or on a long-term basis.

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
•Our growth and operations strategy depends on the continued origination of customer agreements by us and our dealers.
•Our growth and operations are dependent on our dealer network and our failure to retain or replace existing dealers or to grow our dealer network could adversely impact our business.
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
•Our business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilizes or increases in the future.
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
•Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce our ability to sell electricity from our solar energy systems in certain markets or delay interconnections and customer in-service dates, harming our growth rate, operations and customer satisfaction.
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
•If the IRS or the U.S. Treasury Department makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our tax equity vehicles' tax returns, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such determinations could have a material adverse effect on our business and financial condition.
•If our solar energy systems either cease to be qualifying property or undergo certain changes in ownership within five years of the applicable placed in service date, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such recapture could have a material adverse effect on our business and financial condition.

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
•If we are unable to make acquisitions on economically acceptable terms, our future growth and operations could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely impact our business, financial condition and results of operations.

PART I

Item 1. Business.

Mission

To power energy independence.

Overview

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 419,000 customers in more than 45 United States ("U.S.") states and territories. Through our adaptive energy platform, we provide a better energy service at a better price to deliver our mission of powering energy independence. Through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity. Additionally, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. While our core business model seeks to help accelerate a global transition to renewable energy, there are inherent climate-related risks to our business operations including, but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions, such as home security and monitoring, smart home devices, modern heating, ventilation and air conditioning ("HVAC"), generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to true vertically integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and, in the case of the latter, are able to also provide energy resiliency. Our customer agreements typically take the form of a lease, power purchase agreement ("PPA"), loan or cash purchase; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other sustainable home products as part of their solar loan agreement or as an accessory loan to their lease or PPA. Customers who are not interested in a new solar energy system or energy storage system may also finance a new roof and other sustainable home products via a stand-alone loan from us. We also allow customers originated through our homebuilder channel the option of purchasing the products when the customer closes on the purchase of a new home. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system, and the grid, as appropriate, and also the solar energy system and energy storage system diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, tax credit sales, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

In addition to providing ongoing service as a standard component of our customer agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and/or repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems or sustainable home products through third parties that are not otherwise covered by warranty. We also offer complementary products as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We continue to expand our offerings to include additional sustainable home products to our agreements, including non-solar financing. Specifically, we have expanded our offerings to include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our expanding sustainable home product offerings, whether to customers that obtained their solar energy system or energy storage system through us or through a third party, is a key differentiator between us and our competitors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,292 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 419,000 customers as of December 31, 2023. For a discussion of how we define number of customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics". The following chart illustrates the growth in our number of customers from December 31, 2019 through December 31, 2023.

Our Network Model

While many of our competitors maintain a large, geographically diverse base of employees in local markets, including a direct sales force comprised of home improvement installers, we limit the cost associated with that structure by primarily utilizing a network of local, independent dealers and contractors to market, sell and install solar energy systems, energy storage systems, home generators and certain other products and services on our behalf. Our dealers and contractors typically reside and work within the markets they serve and provide a localized, customer-focused marketing, installation and servicing process. These dealers and contractors are often leading local solar installation companies, electrical services companies or companies that serve customers who are actively searching for solar power, backup power or complementary home services.

Origination, Installation, Monitoring and Servicing Processes

Through our network model, we provide a streamlined approach for the origination of customer agreements and the installation of solar energy systems, energy storage systems and other sustainable home products. The principal elements of our origination, installation, monitoring and servicing processes are described below:

•Customer Origination and Consultation. Our dealers and contractors serve as a local, direct-to-home sales force providing in-person and virtual consultations to source potential customers in each geographic market where we operate. Our dealers and contractors reach potential customers through various means, including online, telemarketing, in-store sales, cross-marketing with complementary products and door-to-door canvasing. Using our technology platform and proprietary pricing tool, the dealer/contractor and the customer select one of our standard-form agreements for the relevant market and product.

•Design and Engineering. We and the dealers work together to design the applicable equipment, such as the solar energy system and energy storage system, if applicable, prior to the dealer's purchase and installation. All of our solar energy systems and energy storage systems are designed with equipment from a pre-approved list of manufacturers. We utilize our extensive tools and services platform, standardized procedures and existing databases to help our dealers comply with our pricing requirements, solar best practices, contract terms, and state, territorial and local regulations. For each solar service agreement, an individualized power production estimate is created by analyzing geographic, solar and weather data with the design's proposed orientation, components and shading. We continue to pursue technological innovation to streamline our review of design and engineering, to expedite installation and to lower costs for our dealers.

•Installation, Commissioning, Quality Assurance and Interconnection. The installation phase requires the dealer to obtain all necessary permits for installation. For systems requiring commissioning, the dealer must complete our commissioning process for the solar energy system and energy storage system (as applicable), which entails submitting supporting documentation and photographs illustrating the installation of the solar energy system and energy storage system (as applicable) to our quality assurance team for review. Following completion of these steps and our approval of these materials, the dealer submits required paperwork to the applicable electric distribution utility to obtain permission to operate the equipment, schedule required regulatory inspections and arrange for interconnection of the solar energy system to the electrical grid. In some markets where either permission is not required and/or interconnection is not feasible or practical, we may place the system in service without interconnecting to the electrical grid and thereby place the system in service without seeking permission to operate from the applicable electric distribution utility.

•Customer Billing Dates. How soon we will begin billing the customer after the solar energy system or applicable sustainable home product system has been placed in service will vary by product offering. Lease agreements will begin billing on the first cycle date after the solar energy system or applicable sustainable home product system has been placed in service, generally within 30 days. PPAs will begin billing on the first cycle date in the next calendar month after the solar energy system has been placed in service, generally between 15 and 60 days after the solar energy system has been placed in service. Loan agreements require the solar energy system or applicable sustainable home product system must be in service at least 30 days or, where permitted by law, installed for 60 days prior to the date when billing can begin. As a result, billing on loan agreements generally begins with the aligned cycle date in the next calendar month after the solar energy system or applicable sustainable home product system has been installed or placed in service.

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

Our Relationships With Our Dealers and Contractors

We carefully recruit our dealers and contractors, who must meet and maintain our standards to be approved. Qualifications to be a dealer/contractor include: experience in the solar industry or success in an applicable sustainable home product industry such as home security, roofing, gas generators, heating, ventilation and air-conditioning, electrical services or water systems, experienced and appropriately certified employees (including multiple installation teams) and possession of applicable licenses. We also perform a review of the prospects' financial condition as part of our recruitment process, a background check on the principal owners of the organization and a careful review of the businesses online and local reputation. Upon engagement, the dealer/contractor enters into an agreement with us that sets ongoing standards for operations and payment obligations based on different milestones for each project. We provide training, field support and continuing education to help our dealers/contractors operate efficiently. This includes training related to our processes, standards and services platform, sales training and compliance education regarding applicable rules and regulations. We actively review our dealers'/contractors' performance and compliance with our requirements to determine whether to terminate our relationship with any dealer/contractor that is unable to meet our performance standards.

For the years ended December 31, 2023 and 2022, Trinity Solar, Inc. ("Trinity") accounted for approximately 10% and 19% of our net originations, respectively. In October 2022, we amended our agreement with Trinity pursuant to which Trinity has agreed to perform services or work exclusively for us for sixty-six months to March 31, 2028 (the "Exclusivity Period"), with certain exceptions, including (a) the sale of solar energy systems, energy storage systems, generators or electric vehicle chargers ("Agreed Products") to individuals on a "cash" basis that do not involve private financing marketed by Trinity, (b) the sale of Agreed Products to individuals who, based on their credit score(s) and other relevant attributes, Trinity reasonably determines do not qualify under our credit and underwriting standards then in effect and (c) the sale of Agreed Products pursuant to customer agreements executed prior to the date of the amendment to the dealer agreement. The amendment permits immaterial failures to comply with the foregoing exclusivity obligations provided that such failures are inadvertent, made without knowledge and/or intent of Trinity's management, and provided that such failures do not account for more than 2% of Trinity's installations in any single year during the Exclusivity Period. In addition, Trinity may install Agreed Products for our competitors in instances in which Trinity has available installation capacity, and, following notice to us that such capacity is available, we can either indicate that we do not intend to use such installation capacity or fail to timely respond to the notice. Trinity's exclusivity obligations do not apply to new roofs or roof replacements, or to Agreed Products sold for commercial applications. Under this arrangement, we have agreed to provide bonuses to Trinity in the amount of $12.9 million during the six month period ended March 31, 2023 and $30.0 million for each of the five subsequent year-long periods. The bonus payments are subject to a true-up payable by (a) us if Trinity exceeds 120% of its annual target or (b) Trinity if it does not meet at least 80% of its annual target, though we will not owe Trinity a true-up for its first year performance under any circumstances. The annual installation targets increase by approximately 2.3% to 7.1% each year. Unlike most of our dealer agreements, the arrangement with Trinity does not permit the parties to terminate for convenience and only permits termination in specified circumstances including material breach (subject to applicable cure periods), prolonged force majeure events, a change of control, certain insolvency events or mutual agreement. For purposes of the Trinity agreement, "change of control" means (a) the sale of all or substantially all of the assets of a party or (b) any merger, acquisition or other transaction or series of transactions that results in any "person" becoming the "beneficial owner" (as those terms are used in Section 13(d), Rule 13d-3 and Rule 13d-5 of the Exchange Act) of more than fifty percent of the voting securities of a party (subject to certain exclusions). Additionally, the arrangement provides for a liquidated damages payment of the greater of $50.0 million or the sum of all remaining annual bonus payments at the time of the termination by the applicable party in the event of termination for material breach, certain insolvency events of or wrongful termination by the other party.

We have similar contractual arrangements with several other key dealers and third parties. For certain other dealers and third parties, substantially all of the customer agreements originated by such dealers and third parties are Sunnova agreements, although they are under no exclusivity arrangement. During the year ended December 31, 2023, Monitronics International Inc. dba Brinks Home ("Brinks Home") and Lennar accounted for 30% and 10%, respectively, of our net originations. During the year ended December 31, 2022, Lennar and Windmar PV Energy, Inc ("Windmar Energy") accounted for 15% and 13%, respectively, of our net originations. No dealer or third party other than Brinks Home, Trinity, Lennar and Windmar Energy accounted for more than 10% of our net originations during 2023 or 2022.

Direct Sales

We have established a direct to market team to sell and install our products and services in limited markets. This sales team is primarily focused on selling solutions, such as Sunnova Protect Services, Sunnova +SunSafe and financing for electric vehicle chargers, generators and other supplements as requested by consumers. In many cases, these services will be directed to a third-party installer in our network, as required, for the installation of equipment.

Commercial Sector

We have established a division to serve commercial, industrial, agricultural, not-for-profit and public sector customers. This division is primarily focused on offering solutions, such as solar energy systems, energy storage systems and electric vehicle chargers as requested by customers, through a lease agreement, loan agreement or cash purchase.

Grid Services

We have developed relationships with various independent system operators, utilities, community choice aggregators and others, seeking to provide them with specialized grid services so these grid participants can more efficiently conduct their operations. Examples of these services include demand response as well as grid capacity. These grid programs can make use of the solar energy systems, energy storage systems and other technologies installed in customer homes and businesses and managed by us via a centralized platform and internally developed software. By providing grid services, we seek to earn additional revenue, improve grid resiliency and operations where our customers are located, and lower the cost of power to our customers.

Software Platforms

We have created sophisticated cloud-based technology platforms, streamlining the origination, installation, administration, orchestration and servicing of our energy solutions. Our proprietary dealer, customer and energy management software supports customers, dealers and internal users in the sale, installation and management of our products and services. The platforms leverage cloud-based infrastructure and software capabilities using multiple third-party providers, including Salesforce, Amazon Web Services, Heroku and FinancialForce. The platforms are compatible with multiple end-user device types, including smartphone, tablet and desktop/laptop interfaces.

Our key software platforms include:

•Sunnova CatalystTM Dealer Platform: Sunnova Catalyst enables dealers to manage leads, design systems, generate quotes and contracts, and create plan sets and commissioning packages through a combination of web, tablet and mobile device interfaces. As part of the quoting feature set, customer pricing is delivered by a combination of cloud-based technologies including Genability, PV Watts (a service of the National Renewable Energy Laboratory) and proprietary applications running on Amazon Web Services and Heroku. We enable dealers to generate customer agreements and proposal documents on demand for presentation to prospective customers. Each completed quote is transferred into Salesforce for agreement generation, customer access and reporting. Sunnova Catalyst also includes features to streamline the approval process for the design and installation of solar energy systems, track install progress and establish a standard process for ongoing service and warranty management.

•Sunnova App and Portal: Sunnova App and Portal are our mobile and web experiences for customers. The mobile and web apps enable customers to interact with the Sunnova Adaptive Home. Customers can view their energy systems' production history, manage devices, pay bills, manage account and contact information, generate referrals and contact our customer service team. Sunnova App is available for both Android and iOS.

•Sunnova SentientTM: Sunnova Sentient is our proprietary platform for energy awareness, intelligence and control. Sunnova Sentient powers Sunnova Adaptive solutions for homes, businesses and communities. We are incorporating Sunnova Sentient into our dealer and customer platforms to recommend customer-specific energy solutions and optimize energy products and services. Sunnova Sentient powers our advanced grid services and carbon reduction programs.

•Salesforce: Salesforce is our central repository and system of record for all contracts, process documentation, customer account information, maintenance information and payment tracking for the life of the customer agreement. This single system allows for integrated and comprehensive reporting for the life cycle of the customer, from quote to end of the customer agreement term. Many of our other systems interact with the Salesforce platform.

•FinancialForce: FinancialForce is a cloud-based accounting system built on the Salesforce platform.

Customer Agreements

Sunnova Service	Agreement Type(s)	Sunnova Plan(s)	Description	Initial Term
Sunnova Home Solar Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system	25 years
		LeasePlusTM New Home Solar Plan		20 or 25 years
Prepaid LeasePlusTM New Home Solar Plan
		Solar Benefits Agreement		20 years
	PPA	Easy PlanTM PPA	Sale of solar energy production	25 years
		Solar 20/20 PlanTM Agreement & Covenants		20 years
Fixed Rate Power Purchase Agreement
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system	10, 15 or 25 years
Sunnova SunSafe® Solar + Battery Storage Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system and energy storage system	25 years
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system and energy storage system	10, 15 or 25 years
Sunnova +SunSafe® Add-on Battery Service	Loan	Easy Own PlanTM equipment purchase	Sale of energy storage system	10, 15 or 25 years
Standalone Lease	Lease	Easy PlanTM equipment lease	Lease of energy storage system	10 years
Sunnova Loan	Loan	Easy Own PlanTM equipment and services	Financing of home improvement products and services (including partial or full roof replacement) independent of a solar energy system	1 to 11 or 20 years
Sunnova Protect Service	Service Plan	Sunnova Protect Service	Monitoring and service agreements for non-Sunnova solar energy systems	1, 5, 10 or 20 years
Sunnova Repair Service	Repair Service	Sunnova Repair Service	Repair service agreements for Sunnova and non-Sunnova solar energy systems	1 year workmanship warranty
Accessory Purchase and/or Roof Replacement	Loan	Easy Own PlanTM equipment purchase	Home improvement products and services (including partial or full roof replacement) when combined with either a Home Solar Service or Sunnova SunSafe® Solar + Battery offering	10, 15 or 25 years

We focus on growing a geographically diverse customer base with a strong credit profile. We perceive our recurring customer payments as high-quality assets given the broad and relatively inelastic demand for electricity and because our customers typically have high credit scores. As of December 31, 2023, our customers had, at the time of signing the customer agreement, an average FICO® score of 741. The purpose of our stringent credit approval policy is to ensure reliability of collecting payment over the duration of the customer agreements. As of December 31, 2023, approximately 0.9% of our customers were in default (over 120 days past due) under their agreements.

Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years via two five-year or one 10-year renewal options. The customer is obligated to make monthly payments to us, and we operate and maintain the solar energy system and energy storage system, if applicable, in good condition throughout the duration of the agreement. Under our lease agreements and PPAs, the customer's monthly payment or price per kilowatt hour ("kWh") is set based on a calculation that takes into account the life of the equipment and/or expected solar energy generation. The customer has an option of choosing a flat rate without an escalator or a lower initial rate with an escalator. As of December 31, 2023, approximately 40% of our lease agreements and PPAs contained a price escalator, ranging from 0.9% to 3.9% annually.

Our customer agreements are designed to offer the customer energy cost savings and bill stability relative to centralized utility prices, often resulting in an immediate reduction in the customer's overall utility bill, with little or no upfront costs. We provide our services related to solar energy systems and energy storage systems through long-term agreements in the following formats:

•Lease Agreements. Under the Easy Plan equipment lease, the customer leases a solar energy system and/or energy storage system from us at a fixed monthly rate that is typically subject to annual escalation. Under the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. Under the Prepaid LeasePlus New Home Solar Plan, the lease is prepaid upfront for the term of the lease. The Solar Benefits Agreement is offered to customers in certain states and like the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. We own, operate and maintain the solar energy system under our lease agreements. In most cases, lease agreements include a performance guarantee under which we will refund payments or credit the customer if the solar energy system fails to meet a guaranteed minimum level of power production for specified time periods.

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

•Energy Storage Systems. Our Sunnova SunSafe program offers customers the option of a solar energy system integrated with a solar storage system. The customer can either choose an Easy Plan equipment lease or Easy Own Plan equipment purchase plan. These are similar to our Easy Plan equipment lease and Easy Own Plan equipment purchase for home solar services but include energy storage systems with the solar energy system. The customer may select a term of 10, 15 or 25 years for the Easy Own Plan equipment purchase. These agreements have a production guarantee for the solar energy system, similar to the home solar service Easy Plan equipment lease and Easy Own Plan equipment purchase plans, except in Guam, Saipan, Hawaii, Puerto Rico, Arkansas and Florida. Additionally, we offer the Sunnova +SunSafe agreement to new and existing customers in several states and territories, under which the customer purchases an energy storage system from a dealer using financing provided by us. Under the Sunnova +SunSafe agreement, the customer repays the amount financed plus a finance charge through monthly payments for a term of 10, 15 or 25 years. In the fourth quarter of 2023, we launched our standalone lease program in several states to new and existing customers, under which the customer can lease an energy storage system with a fixed monthly payment for a term of 10 years.

•Sunnova Loan. We finance energy-related products and services and other sustainable home products sold by our dealers/contractors independent of a solar energy system. We offer customer financing for products including home security and monitoring, home automation, energy management and other smart home devices, upgraded roofing, modern HVAC, generators, water systems, water heaters, main panel upgrades and electric vehicle charging. We have established a niche amongst pure financing competitors by providing energy-related products and services and other sustainable home products with competitive rates and tenors. Where applicable, the financed products come with a standard manufacturer's warranty on equipment. Our Sunnova Loan offering gives our dealers and contractors the flexibility to offer additional products and services to customers outside of a traditional solar loan. Customers may select a pre-defined term ranging from 1 to 20 years.

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

•Sunnova Repair Services. Through our Sunnova Repair Services, we provide repairs to solar energy systems and energy storage systems for out of warranty system repairs or to owners of solar energy systems and energy storage systems not owned or sold by us who do not have a service provider. Additionally, Sunnova Repair Services can address repairs not covered by warranties for both solar energy systems and energy storage systems owned or sold by us and solar energy systems and energy storage systems not owned or sold by us. The variety of repairs that Sunnova Repair Services may provide includes assessment and troubleshooting, warranty administration, warranty fulfillment, preventative maintenance and repair and replacement of equipment. Additionally, suppliers and financiers procure Sunnova Repair Services for repairs on their behalf.

As of December 31, 2023, approximately 24% of our customers had lease agreements, approximately 24% had PPAs, approximately 37% had loan agreements and approximately 12% had service plan agreements.

We have developed protocols and policies to qualify potential customers for different product and service arrangements. For customer agreements, we review the customer's credit application for compliance with our credit standards early in the origination process. Customer agreements that are accepted must comply with our underwriting standards, which emphasize the prospective customer's ability to pay and the value of the customer's estimated savings under the solar service agreement compared to traditional utility rates. The customer agreement exceptions are solar service agreements of prospective purchasers of homes subject to the Easy Plan equipment lease, LeasePlus New Home Solar Plan, the Prepaid LeasePlus New Home Solar Plan, the Solar 20/20 Plan Agreement & Covenants and the Fixed Rate Power Purchase Agreement. These customers are not subject to credit checks and these agreements are freely transferable.

We maintain reporting and controls in place to monitor the timeliness of customer payments. As of December 31, 2023, approximately 86% of all payments received pursuant to our customer agreements are collected via Automated Clearing House payments (i.e., the funds are deducted automatically on a monthly basis from the customer's bank account), approximately 8% are collected via automatic recurring credit card payments and approximately 6% are collected through non-recurring means. If a customer becomes delinquent on one or more monthly installment payments, we typically begin a collection process with respect to the customer.

In the event a customer elects to sell his or her home or business, the customer's agreement may be transferred to the prospective purchaser through prescribed reassignment procedures, subject to certain conditions related to the prospective purchaser's creditworthiness. To initiate the reassignment process, the customer must notify us of the pending sale, after which we will provide a copy of the agreement, including any amendments, to the prospective purchaser. The prospective purchaser will then be required to complete a customer profile and a credit application. With the exception of customers originated through our homebuilder channel, each prospective purchaser's FICO® Score and Experian TEC (Telecommunications, Energy and Cable) Score will be evaluated on the same basis as a customer in a new origination and will be evaluated by our computer auto-decisioning system.

In the event a prospective purchaser does not meet our credit criteria or elects not to be subject to such credit inquiry, the current customer will be required to prepay the agreement in full or the prospective purchaser will be required to provide a security deposit in cash in accordance with such customer's agreement or our transfer policy prior to the approval of the reassignment. Each such security deposit is held in a separate account until the earlier of (a) the time at which the prospective purchaser satisfies our established credit criteria or (b) upon 12 consecutive months of on-time payments following the date of reassignment.

Monitoring and Maintenance Service and Warranties

Our customer agreements typically are accompanied by a warranty and/or monitoring and service agreement. The warranty and monitoring services provided with each type of customer agreement vary but can include operations and maintenance, equipment repairs, monitoring or site power controls and energy management of both supply and demand. Additionally, our Sunnova Protect program offers monitoring, service and facilitation of repairs across two tiers of service for solar energy systems owned by the home or business owner and installed by a third party.

For our customer agreements, we provide ongoing service during the entire term of the customer relationship, including monitoring, maintenance and warranty services of the solar energy system and energy storage system, if applicable. We have an operations and maintenance administration organization consisting of administration staff and a dedicated monitoring and production team that evaluates the solar energy systems' and energy storage systems' performance daily. When a performance or operation issue is detected via our monitoring system, we provide or arrange for troubleshooting or field services as necessary. We rely on our own personnel and our dealer network to complete the field services required to maintain the solar energy systems. After completion of the resolution steps, the maintenance administration organization verifies remotely the issue has been resolved and the system or energy service is performing as expected. For accessory loan agreements, we do not provide ongoing monitoring, warranties or similar services.

Additionally, customers under our agreements receive a range of warranties on the related solar energy systems and energy storage systems, including warranties for module production and against defects in workmanship and against component or materials breakdown. We also provide the customers with a warranty on roof penetrations of up to 10 years in compliance with applicable state, territorial or local law. Through our agreements with our dealers, the dealer is generally obligated, at its sole cost and expense, to correct defects in its installation work for a period of up to 10 years and provide a roof warranty on roof penetrations of 5 to 10 years. Furthermore, we provide a pass-through of the solar photovoltaic panel manufacturers' warranty coverage to our customers, generally of 25 years, and of the inverter and energy storage system manufacturers' warranty coverage, typically of 10 to 25 years. We typically exercise our rights under the manufacturer's equipment warranties or dealer installation warranties before incurring direct charges or costs. Many service expenses are borne by our dealers and not us directly because of the workmanship warranty provided by the dealers to us. Additionally, many component costs and, in many cases, in and out labor costs, are covered by manufacturer warranties.

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

In certain states, independent solar energy producers who enter into lease agreements, PPAs or loan agreements with home and business owners for solar energy systems are required to make certain disclosures to the home or business owner regarding the solar energy system and the terms of the agreement and/or record a notice against the title to the real property on which the electricity is generated and against the title to any adjacent real property on which the electricity will be used. The notice does not constitute a title defect, lien or encumbrance against the real property.

Our operations, as well as the operation of our dealers and contractors, are subject to stringent and complex federal, state, territorial and local laws, including regulations governing the occupational health and safety of employees, regulations of wages and benefits and environmental protection. For example, we and our dealers/contractors may be subject to the regulations of the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") and Wage and Hour Division, the U.S. Department of Transportation ("DOT"), the U.S. Environmental Protection Agency ("EPA") and comparable state and territorial entities that protect and regulate employee health and safety and the environment. These include, for example, regulations regarding the disposal of solid and hazardous wastes from the solar energy systems we own and the wages paid to our dealers and contractors. In addition, environmental laws can result in the imposition of liability in connection with end-of-life system disposal, such as in connection with disposal and recycling of batteries.

We and our dealers/contractors are also subject to laws and regulations related to interactions with consumers, including those pertaining to sales and trade practices, privacy and data security, equal protection, consumer financial and credit transactions, consumer collections, mortgages and re-financings, home or business improvements, trade and professional licensing, warranties and various means of customer solicitation, as well as specific regulations pertaining to solar installations.

For a discussion of these and other regulatory requirements, see "Risk Factors—Risks Related to Regulations".

Government Incentives

In September 2023, we entered into a loan guarantee arrangement with the U.S. Department of Energy (the "DOE") under Title XVII of the Energy Policy Act of 2005 ("Title XVII") pursuant to which the DOE has agreed, subject to certain conditions, to guarantee up to $3.0 billion of aggregate obligations in a series of intercompany loans between our affiliates made in connection with limited recourse financings, such as the Sunnova Hestia Loan Program. Recipients of Title XVII loan guarantees may be subject to compliance with various additional federal law and contractual requirements, such as the Davis-Bacon Act and the False Claims Act, as well as the statutory and regulatory requirements of Title XVII. In November 2023, we have been conditionally selected by the DOE Grid Deployment Office as part of a $440 million investment from the Puerto Rico Energy Resilience Fund to install rooftop solar energy systems and energy storage systems in vulnerable single-family households across Puerto Rico.

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

Net metering and other incentive programs are subject to legislative and regulatory review in many states and territories in which we operate, and the availability and value of these programs could be limited, reduced or phased out. Some states such as Arizona, Nevada, California and Kentucky have reduced their net metering credits. Further reviews by these states and others are anticipated and the subsequent amount of net metering credits will continue to be assessed over the next few years in states that have net metering policies. For example, net metering rates in Colorado, New Jersey, Puerto Rico and South Carolina are up for consideration currently or over the next few years.

In December 2022, the California Public Utility Commission (the "CPUC") approved a successor program (Net Energy Metering 3.0 or "NEM 3.0")to its current net metering program that reduces the value of net metering credits from the retail rate to an avoided cost rate for customers that will have solar energy systems installed on their homes and businesses over the next five years. Customers will also be placed on an electrification rate. Residential customers located in the territories of two of the investor-owned utilities will also receive small adders to the avoided cost rate, while the residential customers in the territory of the third investor-owned utility, as well as new homes and commercial customers in all three of the service territories, do not receive any adders. In addition, it may only be possible for customers to realize savings from installing solar energy systems compared to the utility retail rate by adding storage to their solar energy systems or undersizing them so exports are limited. The decision went into effect in April 2023.

New York is working on developing an alternative to net metering through a Value of Distributed Energy Resources credit that would allow certain customers to receive direct monetary compensation as opposed to a net metering credit. This program was expected to be implemented in 2021 but has been delayed due to not enough utilities having deployed smart meters that would enable an accurate valuation of distributed energy production. New York is keeping net metering in place with a nominal customer benefit charge added for solar customers who have solar energy systems installed after January 1, 2022. As a result of the Definitive Restructuring Support Agreement ("DRSA") between the PREPA and its creditors submitted in May 2019, which is currently pending before the U.S. District Court for the District of Puerto Rico, net metering customers in Puerto Rico may be impacted by transition charges and other requirements. Several legislators publicly oppose the DRSA and negotiations on the DRSA continued throughout 2023.

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

In late 2020, we began offering our lease storage customers participation in the ConnectedSolutions demand response program through Eversource and National Grid utilities in Massachusetts. We expanded these offerings for our Connecticut, Rhode Island and New Hampshire customers in early 2021, including loan storage customers. Our storage customers in California have the option to participate in the demand response market to help California manage its electricity demand, where we manage the battery storage system in response to price signals in the energy market for customers served by Pacific Gas and Electric Company, San Diego Gas & Electric utilities and Southern California Edison to provide demand response and resource adequacy. In late 2023, we expanded our Sunnova Sentient Virtual Power Plant Platform to Puerto Rico to participate in LUMA Energy, LLC's battery energy sharing program. Further, we will seek to participate in market specific opportunities and negotiate bilateral agreements, where appropriate, to enroll systems and customers in energy management and demand response programs.

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

The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and, for projects that begin construction after December 31, 2024, under Section 48E (the "Section 48E ITC") as well as residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve President Biden's non-binding target of net-zero emissions by 2050. The IRA extended the investment tax credit for eligible solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with the Section 48E ITC, a new clean energy investment tax credit, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements to benefit from the full 30%. Following passage of the IRA, retroactive to the beginning of 2022, we are able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems whether attached to a solar energy system or stand-alone.

The IRA also extended the Section 25D Credit, which allows qualifying homeowners who purchase a residential solar energy system and/or energy storage system to apply up to 30% of the cost of installing those systems as a credit against their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar energy system and/or energy storage system to homeowners. Under the terms of the current extension, the Section 25D Credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034 and further reduce to 0% after the end of 2034, unless it is extended before that time.

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

Competition

We believe our primary competitors are centralized electric utilities that supply electricity to our potential customers. We compete with these centralized electric utilities primarily based on price (cents per kWh), predictability of future prices (by providing pre-determined annual price escalations, where applicable), reliability and the ease by which customers can switch to electricity generated by solar energy systems. We believe we compete favorably with centralized electric utilities based on these factors in the states and territories where our customer agreements are offered.

We also compete with retail electric providers and independent power producers that are not regulated like centralized electric utilities but have access to the centralized utilities' electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competitive and consumer choice policies. Furthermore, we compete with solar companies with vertically integrated business models, such as Sunrun Inc. and SunPower Corporation. In addition, we compete with other solar companies who sell or finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy, such as Goodleap, LLC and Mosaic, Inc. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs. In the future, we may also compete with solar companies that have business models similar to our own, some of which are marketed to potential customers by our dealers and contractors. We compete with these companies based on the competitiveness of the products, the overall customer relationship and the commissions we are willing to pay dealers and contractors for the origination of new customers.

Suppliers

The major components of the solar energy systems include (a) solar photovoltaic panels that turn sunlight into direct current ("DC") electricity, (b) inverters that convert solar-generated DC electricity into alternating current ("AC") electricity, the form of energy used by most standard household appliances, (c) racking systems that attach the solar photovoltaic panels to the roof or ground, (d) a remote monitoring system that measures and monitors all energy generated by the solar energy system and provides alerts about system performance and (e) in some cases, an energy storage system that stores excess energy generated by the photovoltaic panels to supplement energy supply during hours when energy consumption exceeds energy produced by the photovoltaic panels or in the event of a grid outage. The solar energy system may also be connected to the electrical grid or other supplemental energy sources, such as electric vehicle chargers, smart load controllers or panels and generators, with additional wiring and electrical hardware.

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

We evaluate and qualify our manufacturers and their product offerings based on total cost of ownership, reliability, warranty coverage, credit quality and other factors. All equipment must be listed on the California Energy Commission's SB1 List of Eligible Equipment. All approved solar photovoltaic panels must have a minimum 25-year power warranty and 25-year workmanship warranty. We also require approved solar photovoltaic panels to undergo extended reliability testing as an indication of a 25-year or greater lifetime. Beginning in April 2016, we required all our manufacturers carry a 25-year warranty, or offer a warranty extension to 25 years, on all product offerings to be eligible for inclusion on our approved vendor list. Prior to April 2016, we sourced inverter manufacturers offering a warranty of no less than 10 years. All approved racking systems are required to be solar energy system Fire Class Rated "A" with a Type 1 module per California Fire requirements. Additionally, the racking system must have a Professional Engineers stamp as proof of structural analysis and wind speed certification and the racking system must be certified as conforming to the integrated grounding and bonding requirements of UL Subject 2703. All replacement parts and components must meet or exceed the same standards as those of the original installation.

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

Human Capital Management

At Sunnova, our unwavering commitment to service, synergy and sustainability shapes our approach to human capital management. These core values not only reflect our belief in providing better energy service to the communities we service but also underscore our dedication to the well-being and development of our employees. Our governance framework, led by our board of directors (our "Board") and its committees, is structured to align human capital management with our broader business objectives. This includes rigorous oversight of inclusion and diversity programs, employee development, performance management, compensation and succession planning. Our audit committee collaborates closely with our enterprise risk management function to identify and mitigate labor and human capital risks.

By embracing the diversity of our customers, employees and communities, we are committed to creating an inclusive environment that reflects a spectrum of backgrounds and cultures. Our initiatives focus on enhancing attraction, retention and advancement of a diverse workforce, ensuring our team represents the communities we serve. We place a high premium on the continuous training and development of our employees. Our employee training and development programs span e-learning, classroom training, performance management and leadership initiatives. Regular employee surveys provide valuable insights, helping us refine our attraction, retention and advancement strategies and enhance employee engagement. Safety is of paramount importance at Sunnova. Our objective of zero workplace injuries drives our comprehensive safety programs, which include protocols for various operational risks. The well-being of our employees is further supported by comprehensive benefits that protect their health, financial security and foster a sense of ownership through stock incentive programs.

As of December 31, 2023, our dynamic team comprised of 2,047 employees and is a reflection of our growth and commitment to creating jobs in clean energy. We value our relationships with all our employees, are not party to any collective bargaining agreements, have not experienced any strikes or work stoppages and maintain a focus on positive employee relations. We encourage open dialogue and transparency, with our CEO regularly engaging in townhall meetings to discuss operational results and address employee queries. Additionally, our anonymous hotline ensures employees can voice concerns regarding compliance and ethics comfortably. Sunnova's future is intricately linked with our human capital management. Our focus on integrating our core values into every aspect of employee experience underpins our goal of advancing the energy industry through collaboration, ownership and empowerment. As we continue to grow, our commitment to our employees remains central to our mission to power energy independence.

Insurance

We maintain the types and amounts of insurance coverage we believe are consistent with customary industry practices. Our insurance policies cover employee and contractor-related accidents and injuries, property damage, business interruption, storm damage, inventory, vehicles, fixed assets, facilities, cyber risk, crime and general liability deriving from our activities. Our insurance policies also cover directors, officers, employment practices and fiduciary liabilities. We may also be covered for certain liabilities by insurance policies owned by third parties, including, but not limited to, our dealers, contractors and vendors.

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

We incurred operating losses of $243.4 million, $81.5 million and $54.9 million and net losses of $502.4 million, $130.3 million and $147.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These historical operating and net losses were due to a number of factors, including increased expenses to fund our growth and related financing needs. We expect to incur significant expenses as we finance the expansion of our operations and implement additional internal systems and infrastructure to support our growth and operations. We do not know whether our revenue will grow rapidly enough to absorb these costs. Our ability to achieve profitability depends on a number of factors, including:

•    growing our customer base and originating new customer agreements on economic terms;
•    maintaining or lowering our cost of capital;
•    reducing operating costs by optimizing our operations and maintenance processes;
•    maximizing the benefits of our dealer network;
•    finding additional tax equity investors and other sources of institutional capital; and
•    the continued availability of various governmental incentives for the renewable energy industry.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our growth and operations strategy depends on the continued origination of customer agreements by us and our dealers.

Our growth and operations strategy depends on the continued origination of customer agreements by us and our dealers. We may be unable to originate additional customer agreements and related systems in the numbers or at the pace we currently expect for a variety of reasons, including, among other things, the following:

•    demand for solar energy systems or energy storage systems failing to develop sufficiently or taking longer than expected to develop;
•    solar energy technology being available at economically attractive prices as a result of factors outside of our control, including utility prices not rising as quickly as anticipated;
•    issues related to identifying, engaging, contracting, compensating and maintaining relationships with dealers and the negotiation of dealer agreements;
•    issues related to financing, construction, permitting, the environment, governmental approvals and the negotiation of customer agreements;
•    a reduction or elimination of government incentives or adverse changes in policy and laws for the development or use of solar energy, including net metering, SRECs and tax credits;
•    other government or regulatory actions that could impact our business model;
•    negative developments in public perception of the solar energy industry; and
•    competition from other solar companies and energy technologies, including the emergence of alternative renewable energy technologies.

If the challenges of originating customer agreements and related systems increase, our pool of available opportunities may be limited, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our growth and operations are dependent on our dealer network and our failure to retain or replace existing dealers or to grow our dealer network could adversely impact our business.

Our dealer network is an integral component of our business strategy and serves as the means by which we are able to originate customer agreements and related systems in existing and prospective markets. Poor performance by our dealers in originating customer agreements could have a material adverse effect on our business, financial condition and results of operations. We have in the past had disputes and litigation with certain of our dealers over their performance, and, in the future, may have disputes with dealer labor, including with respect to prevailing wage and fringe rate regulations.

Misconduct, noncompliance with applicable laws and regulations, fraud or other improper activities by our or our dealers' employees, affiliates or independent contractors could have a significant negative impact on our and/or their business, investments and results of operations. Such misconduct could include failures to comply with federal employment laws and regulations, consumer protection laws, laws and regulations regarding the pricing of labor provided by dealers and other project costs, and various other applicable laws or regulations applicable to us or our affiliates, including those arising as a result of our participation in the DOE loan guarantee program and current and future DOE loan guarantees to our affiliates. Although we require applicable dealers to comply with such laws and regulations and provide training and processes to help them do so, neither we nor our affiliates control the dealers, nor can we guarantee their compliance with all such laws and regulations. Failure to comply with applicable laws or regulations or acts of fraud or misconduct by dealers or our employees or affiliates could subject us and our affiliates to fines and penalties, and suspension or debarment from future contracting with government agencies. Additionally, changes in laws, regulations or prevailing wages, or a failure to comply with any of the foregoing, could have a significant negative impact on their business reputation, investments and results of operations.

As we grow, particularly in new jurisdictions, we will need to expand our dealer network. We are subject to significant competition for the recruitment and retention of dealers from our competitors and we may not be able to recruit new or replacement dealers in the future. We compete for our dealers with other providers primarily based on the amount and timing of payments for originating customer agreements, financial ability and our suite of technology tools.

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

Additionally, dependence on any one dealer or small group of dealers further concentrates our exposure to risks related to termination of the dealer arrangement, poor service provided by such dealer, the deterioration in financial condition of the dealer and other risks inherent in such a relationship. For the years ended December 31, 2023, 2022 and 2021, Trinity accounted for approximately 10%, 19% and 15% of our net originations, respectively. Although we entered into a sixty-six month exclusivity agreement with Trinity in October 2022, pursuant to which Trinity may only originate solar service agreements for us, there are various exceptions to this obligation. For a discussion of exclusivity arrangements with certain of our dealers, see "Business—Our Relationships with Our Dealers".

If we or our dealers fail to hire and retain a sufficient number of employees and service providers in key functions, our growth, profitability and our ability to timely complete customer projects and successfully manage customer accounts would be constrained.

To support our growth and profitability, we and our dealers need to hire, train, deploy, manage and retain a substantial number of skilled employees, engineers, installers, electricians and sales and project finance specialists. Competition for qualified personnel in our industry has increased substantially, particularly for skilled personnel involved in the installation of solar energy systems and energy storage systems. We and our dealers also compete with the homebuilding and construction industries for skilled labor. These industries are cyclical and when participants in these industries seek to hire additional workers, it puts upward pressure on our and our dealers' labor costs. Companies with whom our dealers compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. As a result, our dealers may be unable to attract or retain qualified and skilled installation personnel. The further unionization of our industry's labor force or the homebuilding and construction industries' labor forces could also increase our dealers' labor costs. Shortages of skilled labor could significantly delay a project or otherwise increase our dealers' costs. Further, we need to continue to increase the training of our customer service team to provide high-end account management and service to home and business owners before, during and following the point of installation of our solar energy systems and energy storage systems. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months before a new customer service team member is fully trained and productive at the standards we have established. If we are unable to hire, develop and retain talented customer service or other personnel, we may not be able to grow our business.

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

As of December 31, 2023, approximately 28%, 16% and 10% of our customers were located in California, Puerto Rico and New Jersey, respectively. In addition, we expect much of our near-term future growth and profitability to occur in these same markets, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. See "—Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. Weakness in the fiscal health of the government and PREPA, the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us. In addition, we are subject to administrative proceedings instituted by the PREB" and "General Risk Factors—We are not able to insure against all potential risks and we may become subject to higher insurance premiums". Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations. In addition, all of our current solar energy systems are located in the U.S. and its territories, which makes us particularly susceptible to adverse changes in U.S. tax laws.

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

Puerto Rico is a significant market for our business, representing 16% of our customers as of December 31, 2023 and 2022, respectively, and has suffered from significant economic difficulties in recent years. As a result of the continued weakness of the Puerto Rico economy, liquidity constraints and a lack of market access, the credit ratings of the Puerto Rico government's general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, including PREPA, are non-investment grade by Moody's, S&P and Fitch Ratings.

Puerto Rico has also enacted certain measures that could increase the cost of solar energy systems. In 2015, the Puerto Rico government increased the sales and use tax from 7% to 11.5%. Although leases and materials used in solar energy systems are currently exempt from such sales and use tax pursuant to Act No. 83-2010, the Green Energy Incentives Act, the increase in sales tax is applicable to repair and maintenance services. Additionally, Sunnova qualifies for a 4% corporate income tax rate under the Green Energy Incentives Act. Should our current tax incentives expire or additional taxes be imposed, the tax increase may impose greater costs on our future and current customers, which may hinder our future origination efforts and adversely impact our business, financial condition, results of operations and future growth and profitability. Future changes in Puerto Rico tax law could affect our tax position and adversely impact our business.

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

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between PREPA and its creditors, currently pending before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA"). PROMESA provides PREPA with access to a workout process similar to bankruptcy. The Financial Oversight and Management Board for Puerto Rico has filed a fourth amended Plan of Adjustment ("POA") to reduce more than $10 billion of total asserted claims by various creditors against PREPA before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the PROMESA. Said POA includes a "legacy charge" that is composed of a volumetric charge depending on consumption and a flat connection fee; a direct "solar tax" is not currently expected.

Depending on a customer's consumption and status as a rate payer (i.e. low income exemption), rates are likely to increase. Nevertheless, the POA has not been finally adjudicated by the Title III Court, and creditors could appeal any final judgement. Hence, the PREPA bankruptcy is ongoing but is nearing its final stages.

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

We cannot predict the full impact the COVID-19 pandemic or other pandemics or the affect any resulting disruption and volatility in the capital markets will have on our business, cash flows, liquidity, financial condition and results of operations due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of any such virus, the distribution, acceptance and efficacy of a vaccine, the depth and duration of the economic downturn and other economic effects of the pandemic, the consequences of governmental and other measures designed to prevent the spread of any such virus, actions taken by governmental authorities, customers, dealers and other third parties, our ability and the ability of our customers, potential customers and dealers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume thereafter.

Dealer and marketplace confidence in our liquidity and long-term business prospects is important for building and maintaining our business.

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among dealers, consumers and within our industry. Our dealer network is an integral component of our business strategy and serves as the means by which we are able to rapidly and successfully expand within existing and prospective markets. Dealers and other third parties will be less likely to enter into dealer agreements with us or originate new customer agreements if they are uncertain we will be able to make payments on time, our business will succeed or our operations will continue for many years.

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

We depend significantly on our reputation for high-quality products, excellent customer service and the brand name "Sunnova" to attract new customers and grow our business. If we fail to continue to deliver our solar energy systems, energy storage systems or other sustainable home products within the planned timelines, if our offerings do not perform as anticipated or if we damage any of our customers' properties or delay or cancel projects, our brand and reputation could be significantly impaired. Future technological improvements may allow us to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems and energy storage systems may prevent us from offering such lower prices or new technology to our existing customers. The inability of our current customers to benefit from technological improvements could cause our existing customers to lower the value they perceive our existing products offer and impair our brand and reputation.

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

In addition, if we were to no longer use, lose the right to continue to use or if others use the "Sunnova" brand, we could lose recognition in the marketplace among customers, suppliers and dealers, which could affect our business, financial condition, results of operations and would require financial and other investment and management attention in new branding, which may not be as successful. Further, an increased politicization of solar energy and financing options may result in increased scrutiny on our industry participants and may negatively impact consumers' perception of our products.

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

Our quarterly and annual operating results and our ability to grow are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past and expect to experience such fluctuations in the future. In addition to the other risks described in this "Risk Factors" section, the following factors could cause our operating results to fluctuate:

•    expiration, reduction, or initiation of any governmental rebates or incentives;
•    significant fluctuations in customer demand for our solar energy services and related systems;
•    our dealers' ability to complete installations in a timely manner;
•    our and our dealers' ability to gain interconnection permission for an installed solar energy system from the relevant utility;
•    the availability, terms and costs of suitable financing;
•    the amount, timing of sales and potential decreases in value of investment tax credits ("ITCs") and SRECs;
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

Increased interest rates may result in a decrease in origination for our homebuilder channel and a reduction in principal prepayments by our customers.

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

We may expand into other industry verticals in the future. There is no assurance that we will be able to successfully develop products and services that are valued for these new industries. Our investment of resources to develop products and services for the new industries we enter into may either be insufficient or result in expenses that are excessive as compared to the revenue that we may earn in launching such vertical.

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

Since the price at which we originate product offerings from our dealers is generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since suppliers of our dealers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause those suppliers to raise the prices they charge us and our dealers, which in turn could harm our business and results of operations. Although the value of the U.S. dollar has been high relative to other currencies in recent periods, there is no guarantee this trend will continue.

If we are unsuccessful in developing and maintaining our proprietary technology, including our Catalyst software, our ability to attract and retain dealers and customers could be impaired, our competitive position and our ability to raise capital could be harmed and our results of operations and financial position could be harmed.

Our future growth and profitability depends on our ability to continue to develop and maintain our proprietary technology that supports our solar service offerings, including our design and proposal software, Catalyst. In addition, we rely, and expect to continue to rely, on licensing agreements with certain third parties for aerial images that allow us to efficiently and effectively analyze a customer's rooftop for solar energy system specifications. In the event our current or future products require features that we have not developed or licensed, or we lose the benefit of an existing license, we will be required to develop or obtain such technology through purchase, license or other arrangements. If the required technology is not available on commercially reasonable terms, or at all, we may incur additional expenses in an effort to internally develop the required technology.

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

Our key operational metrics include a number of assumptions and estimates we make that cover an extended period of time (up to 35 years) and may not prove accurate. In calculating estimated gross contracted customer value, we estimate projected monthly customer payments over the remaining life of our customer agreements, in particular our solar service agreements which typically range from 10 to 25 years in length with an opportunity for customers to renew for up to an additional 10 years, and from the future sale of related SRECs. These estimated future cash flows depend on various factors including but not limited to customer agreement type, contracted rates, customer loss rates, expected sun hours and the projected production capacity of the solar equipment installed. Additionally, in calculating estimated gross contracted customer value we also estimate cash distributions to tax equity fund investors and operating, maintenance and administrative expenses associated with the customer agreements, including expenses related to accounting, reporting, audit, insurance, maintenance and repairs over the remaining life of our customer agreements.

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

Our business has benefited from the declining cost of solar energy system and energy storage system components and may be harmed to the extent the cost of such components stabilizes or increases in the future.

Our business has benefited from the declining cost of solar energy system and energy storage system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system and energy storage system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems and energy storage systems we own, the prices charged for electricity and customer adoption of solar energy. While historically solar energy system and energy storage system components and raw material prices have declined, the cost of these components and raw materials have recently increased and may continue to increase in the future, and such products' availability could decrease, due to a variety of factors, including growth in the solar energy system and energy storage system industries and the resulting increase in demand for solar energy system and energy storage system components and the raw materials necessary to manufacture them, supply chain disruptions, tariff penalties, duties, and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and industry standards, changes in technology, the loss of or changes in economic governmental incentives, inflation or other factors. An increase of solar energy system components and raw materials prices could slow our growth and operations and cause our business and results of operations to suffer. See "—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations".

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

We rely on our dealers to install solar energy systems and energy storage systems, each of whom has direct supplier arrangements. Our dealers purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, approved by us, making us susceptible to quality issues, shortages and price changes. For the year ended December 31, 2023, Hanwha Q-Cells and Canadian Solar supplied approximately 55% and 11% of our solar photovoltaic panels installed, respectively, and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2022, Hanwha Q-Cells supplied approximately 68% of our solar photovoltaic panels installed and no other supplier represented more than 10% of our solar photovoltaic panels installed. For the year ended December 31, 2023, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 67% and 27%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2022, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 57% and 42%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2023, Tesla, Inc. accounted for approximately 87% of our energy storage system purchases. For the year ended December 31, 2022, Tesla, Inc. accounted for approximately 94% of our energy storage system purchases. There are a limited number of suppliers of solar energy system components, instruments and technologies. If one or more of the suppliers we and our dealers rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us and our dealers, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms and our ability and the ability of our dealers to satisfy this demand may be adversely affected. While we believe there are other sources of supply for these products available, a dealer's need to transition to a new supplier may result in additional costs and delays in originating solar service agreements and deploying our related solar energy systems or energy storage systems, which in turn may result in additional costs and delays in our acquisition of such solar service agreements and related solar energy systems and energy storage systems. These issues could have a material adverse effect on our business, financial condition and results of operations.

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

We agree to maintain the solar energy systems and energy storage systems installed on our customers' homes and businesses during the length of the term of our solar service agreements, which typically range from 10 to 25 years. We are exposed to any liabilities arising from the solar energy systems' failure to operate properly and are generally under an obligation to ensure each solar energy system remains in good condition during the term of the agreement. We are the beneficiary of the panel manufacturers' warranty coverage, typically of 10 years for material and 25 years for performance and workmanship, the inverter manufacturers' warranty coverage, typically from 10 to 25 years and the energy storage manufacturers' warranty coverage, typically of 10 years. Furthermore, our dealers provide warranties as to their workmanship. In the event such warranty providers or dealers file for bankruptcy, cease operations, face regulatory challenges that limit or prevent conducting operations or otherwise become unable or unwilling to fulfill their warranty or maintenance obligations, we may not be adequately protected by such warranties or maintenance obligations. Even if such warranty or maintenance providers or dealers fulfill their obligations, the warranty or maintenance obligations may not be sufficient to protect us against all of our losses. In addition, our warranties are of limited duration, ranging from one year, in the case of certain solar energy system and transformer warranties, to 25 years, in the case of certain panel performance and workmanship warranties, after the date each equipment item is delivered or commissioned, although the useful life of our solar energy systems is 35 years. These warranties are subject to liability and other limits. If we seek warranty protection and a warranty provider is unable or unwilling to perform its warranty obligations, or if a dealer is unable or unwilling to perform its maintenance obligations, whether as a result of its financial condition, its inability to comply with applicable laws or regulations, or otherwise, or if the term of the warranty or maintenance obligation has expired or a liability limit has been reached, there may be a reduction or loss of protection for the affected assets, which could have a material adverse effect on our business, financial condition and results of operations.

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

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. anti-dumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. While historically our dealers have endeavored to purchase these products from manufacturers outside of China, some of these products are purchased from manufacturers in China or from manufacturers in other jurisdictions who rely, in part, on products sourced in China. If alternative sources are no longer available on competitive terms in the future, we and our dealers may be required to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which our dealers currently purchase equipment, which could reduce our ability to offer competitive pricing to potential customers.

The anti-dumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the USTR imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC modules and non-lithium-ion batteries, effective September 24, 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

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

In December 2022, the Department of Commerce announced its preliminary determination in the investigation. In its determination, the Department of Commerce found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the Department of Commerce preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the Department of Commerce made a "country-wide" circumvention finding, which designates each country as one through which solar cells and modules are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. In August 2023, after completing its investigation, which included conducting in-person audits and gathering public comments, the Department of Commerce issued a final determination that affirmed its preliminary determination in most respects and found that five of eight manufacturers investigated were circumventing anti-dumping and countervailing duty orders.

Notably, however, on June 6, 2022, the President of the United States issued an emergency declaration establishing a two-year tariff exemption on new tariffs for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of new anti-dumping and countervailing duties until the end of such two-year period. In September 2022, the Department of Commerce issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs may be reinstated following the exemption period, but under the Department of Commerce's rule, imports of solar cells and modules will not be subject to retroactive tariffs during the exemption period. In December 2023, Auxin Solar and Concept Clean Energy commenced a new lawsuit challenging the Department of Commerce's authority to effect the exemption period and seeking to "reliquidate" imports completed during that period in order to retroactively apply anti-dumping and countervailing duty tariffs. The addition of new anti-dumping and countervailing duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

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

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the U.S. Department of Commerce's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 barring the entry into U.S. commerce of silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. ("Hoshine") and related companies, as well as goods made using those products, based on allegations related to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the Uyghur Forced Labor Prevention Act, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. Although we maintain policies and procedures designed to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

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

Many of the solar energy systems we currently own or may originate in the future have not commenced operations, have recently commenced operations or otherwise have a limited operating history. Of the approximately 200,000 solar energy systems we owned as of December 31, 2023, 27%, 16% and 13% were placed into service in 2023, 2022 and 2021, respectively. The ability of our solar energy systems to perform as we expect will also be subject to risks inherent in newly constructed renewable energy assets, including breakdowns and outages, latent defects, equipment that performs below our expectations, system failures and outages. As a result, our assumptions and estimates regarding the performance of these solar energy systems are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the solar energy systems and, in turn, our results of operations, financial condition and cash flows.

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

It is possible our solar energy systems, energy storage systems or our other sustainable home products could injure our customers or other third parties or those systems or products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on third-party manufacturing warranties, warranties provided by our dealers and our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. Our solar energy systems, energy storage systems and other sustainable home products or their components could be subject to recalls either to production defects or malfunctions. Any product liability claim we face could be expensive to defend and may divert management's attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of solar energy systems, energy storage systems or other sustainable home products. In addition, product liability claims, injuries, defects or other problems experienced by other companies could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to expand our portfolio of customer agreements and related solar energy systems and energy storage systems, thus affecting our business, financial condition and results of operations.

We typically bear the risk of loss and the cost of maintenance, repair and removal on solar energy systems that are owned by our subsidiaries and included in securitization and tax equity vehicles.

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system we sell to subsidiaries and include in securitization and tax equity vehicles. At the time we enter into a tax equity or securitization transaction, we enter into a maintenance services agreement where we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, approximately 44% of which were located in California and Puerto Rico as of December 31, 2023, are damaged as the result of a natural disaster beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor's third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

Disruptions to our solar monitoring and metering systems or energy storage control solution could negatively impact our revenues and increase our expenses.

Our ability to monitor solar energy production, energy storage and battery discharge for various purposes, including to accurately charge customers, depends on the operation of our monitoring and metering systems and energy storage control. We have in the past experienced periods where some of our cellular connections have been unavailable and, as a result, we have been forced to estimate the production of their solar energy systems. Such estimates may prove inaccurate and could cause us to underestimate the power being generated by our systems and undercharge our customers, thereby harming our results of operations. We could incur significant expense and disruption to our operations in connection with failures of our solar monitoring and metering systems and energy storage control, including hardware failures and failure or obsolescence of the cellular and other technology that we use to communicate with those meters and controls. For example, many of our meters operate on either the 3G or 4G cellular data networks, which are expected to sunset before the term of our customer agreements, and newer technologies we use today may become obsolete before the end of the term of customer agreements entered into now.

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

Cyberattacks, including those leveraging artificial intelligence, are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers' operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period.

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

In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of international, federal, state and local laws and regulations related to the unauthorized access to, use of or disclosure of personal information. Finally, any perceived or actual unauthorized access to, use of or disclosure of such information could harm our reputation, substantially impair our ability to expand our portfolio of customer agreements and related solar energy systems, energy storage systems and other sustainable home products and have an adverse impact on our business, financial condition and results of operations. The recent increase in the number of individuals and companies working remotely and otherwise working online is increasing the attack surface available to criminals. Consequently, the risk of a cybersecurity incident suffered by us or our vendors or service providers is increased, and our investment in risk mitigations against cybersecurity incidents is evolving as the threat landscape changes. While we currently maintain cybersecurity insurance, such insurance may not be sufficient to cover us against claims, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

We also compete with retail electric providers and independent power producers not regulated like centralized electric utilities but that have access to the centralized utilities' electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations our current business model requires. This may limit our ability to acquire new customers, particularly those who wish to avoid long-term agreements or have an aesthetic or other objection to putting solar panels on their roofs.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of having a solar energy system installed on their home or business, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030 and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to have a solar energy system installed on their home or business, which could adversely affect our growth and profitability.

We have historically provided our solar services only to residential customers, but we have expanded to other markets, including commercial and industrial customers. There is intense competition in the solar energy sector in the markets in which we operate and the markets in which we intend to operate. As new entrants continue to enter into these markets, and as we enter into new markets, we may be unable to grow or maintain our operations and we may be unable to compete with companies that have already established themselves in both the residential market and non-residential markets.

As the solar industry grows and evolves, we will also face new competitors and technologies who are not currently in the market (including those resulting from the consolidation of existing competitors). Our industry is characterized by low technological barriers to entry and well-capitalized companies, including utilities and integrated energy companies, could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and profitability and will have a material adverse effect on our business, financial condition and results of operations.

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

We depreciate the costs of our solar energy systems over their estimated useful life of 35 years. At the end of the initial term (typically 20 or 25 years) of the lease or PPA, customers may choose to purchase their solar energy systems, ask us to remove the solar energy system at our cost or renew their lease or PPA. Home and business owners may choose to not renew or purchase for any reason, such as pricing, decreased energy consumption, relocation, switching to a competitor product or technological obsolescence of the solar energy system. We are also contractually obligated to remove, store and reinstall the solar energy systems, typically for a fee, if customers need to replace or repair their roofs. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the solar energy systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate the recognition of all or some of the remaining unamortized costs. This could materially impair our future results of operations.

Risks Related to Our Financing Activities

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital expenditures. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of the electricity produced by, the payments for and the cost of our solar energy systems. We rely on access to capital, including through tax equity financing and indebtedness in the form of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems and energy storage systems in service, although our customers ultimately bear responsibility for those costs pursuant to our solar service agreements.

To meet the capital needs of our growing business, we will need to obtain additional debt or equity financing from current and new investors. If any of our current debt or equity investors decide not to invest in us in the future for any reason, or decide to invest at levels inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market, loan-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth and profitability may be limited.

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on banks' and other financing sources' continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. Additionally, it could be impacted by our failure to satisfy certain conditions to receive additional guarantees of certain of our indebtedness from the DOE. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience, it could be more difficult or costly to attract future financing. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, because we must continue to comply with certain additional rules and requirements imposed by the DOE in connection with its loan guarantees, any material noncompliance may result in penalties that limit our ability to access capital.

We enter into securitization structures, warehouse financings and other debt financings that may limit our ability to access the cash of our subsidiaries and include acceleration events that, if triggered, could adversely impact our financial condition.

Since April 2017, we have pooled and transferred eligible solar energy systems, energy storage systems and the related asset receivables into 19 special purpose entities, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. We intend to monetize additional solar energy systems, energy storage systems and other sustainable home products in the future through contributions to new special purposes entities for cash. There is a risk the institutional investors that have purchased the notes issued by these special purpose entities will be unwilling to make further investments at attractive prices. Although the creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes, the special purpose entities are typically required to maintain a liquidity reserve account, a reserve account for equipment replacements, as well as, in certain cases, reserve accounts to finance purchase option/withdrawal right exercises, storage system replacement or payment of liquidated damages for the benefit of the lenders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein.

The securitization structures, warehouse financings and other debt financings often include certain other features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the indebtedness. We refer to this as "early amortization", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels or exceeding certain allowable thresholds for customer defaults or delinquencies. In the event of an early amortization, the applicable borrower or notes issuer would be required to repay the affected indebtedness using available collections received from the asset pool. However, the period of ultimate payment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize other available contingent liquidity or rely on alternative funding sources, which may not be available at the time. Certain of the securitizations, warehouse financings and other debt financings also contain a "cash trap" feature, which requires excess cash flow to be held in an account based on, among other things, a debt service coverage ratio falling or remaining below certain levels. If the cash trap conditions are not cured within a specified period, then the cash in the cash trap account must be applied to repay the indebtedness. If the cash trap conditions are timely cured, the cash is either released back to the borrower or used to repay the indebtedness at the borrower's option. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due and foreclosure on the issuer's assets. Any significant payments we may be required to make as a result of these arrangements could adversely affect our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements".

Servicing our existing debt requires a significant amount of cash. We may not have sufficient cash flow from our business to timely pay our interest and principal obligations and may be forced to take other actions to satisfy our payment obligations.

As of December 31, 2023, our total indebtedness was approximately $7.5 billion and the available borrowing capacity under our credit facilities was $733.0 million. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as slowing or ceasing the origination of new customer agreements, selling assets, restructuring debt or obtaining additional debt and equity capital on terms that may be onerous or highly dilutive. Our securitizations are structured so cash flows generated by the pool of solar energy systems, energy storage systems, other sustainable home products and related customer agreements are initially used to repay outstanding principal amounts based on the priority of payments in the agreement. However, should these cash flows decrease below applicable thresholds, all excess cash flows from such asset pool must be applied to pay down the related indebtedness, which would reduce the cash available to otherwise fund our business. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Restrictive covenants in certain of our debt agreements could limit our growth, profitability and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

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

Due to recent increases in inflation, the U.S. Federal Reserve has raised its benchmark interest rates. Further increases in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. For example, borrowings under our existing warehouse credit facilities accrue interest based on the Secured Overnight Financing Rate ("SOFR") as a benchmark for establishing the rate of interest. Consequently, rising interest rates or continued higher interest rates will increase our cost of capital and may decrease the amount of capital available to us to finance deployment of new solar energy systems, energy storage systems and other sustainable home products. Our future success depends in part on our ability to raise capital from investors and obtain secured lending to help finance the deployment of our customer agreements. As a result, rising interest rates may have an adverse impact on our ability to offer attractive pricing on our customer agreements to our customers. If in the future we have a need for significant borrowings and interest rates increase or continue at high interest rates, that may increase the cost of the systems we purchase, which either would make those systems more expensive for customers, which is likely to reduce demand, or would lower our operating margins, or both.

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

These fees may include demand, stand-by or departing load charges or monthly minimum charges. Certain jurisdictions may permit utilities to change their rate design and structures that could result in charges that would disproportionately impact customers with solar energy systems. For example, a reduction in the number of tiers of rates could result in increased charges for lower-demand customers, including many solar customers, by moving them to a new rate tier with higher rates. It could also result in lower charges for higher-demand customers, who may then become less incentivized to consider solar energy to meet their electricity needs. Similarly, a change in rate design to recover more costs from fixed charges as opposed to variable charges (i.e. "decoupled" rates, by which the utility's revenue requirement is "decoupled" from its level of electricity sales in designing rates) may have the same effect. Additionally, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the electrical grid, rather than the less expensive average price of electricity. Modifications to the centralized electric utilities' peak hour pricing policies or rate design could make our current product offerings less competitive with the price of electricity from the electrical grid. A shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could make our solar energy systems less competitive and reduce demand for our product offerings. Time-of-use rates could also result in higher costs for solar customers whose electricity requirements are not fully met by the solar energy system during peak periods.

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

In New Jersey, the Board of Public Utilities has the option under state law of limiting participation in the retail rate net metering program if the aggregate capacity of owned and operating systems reaches 5.8% of total annual kWh sold in the state. As of December 31, 2023, that threshold had not yet been reached.

In October 2023, the Arizona Corporation Commission voted to reopen the proceeding that set the level of net metering credits. The value of credits, the current schedule for the step-down of the credit value over time and the length of the period during which the value of credits are locked in for customers may all be subject to review. No final action has been taken at this stage.

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

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between PREPA and its creditors, currently pending before the U.S. District Court for the District of

Puerto Rico in bankruptcy-like proceedings under Title III of the PROMESA. Nevertheless, the POA has not been finally adjudicated by the Title III Court and creditors could appeal any final judgement. Hence, the PREPA bankruptcy is ongoing but is nearing its final stages.

In Guam, the Consolidated Commission on Utilities adopted a resolution in 2018 recommending retail rate net metering for customers of the Guam Power Authority be replaced with a "buy all/sell all" or similar program that provides for compensation to homeowners at a lower, avoided cost rate. In other jurisdictions, including Minnesota, Connecticut and parts of Texas, replacing net metering with a "value of distributed energy", "feed-in", or "sell-all/ buy-all" tariff is also being considered or has been adopted.

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

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed solar. Revenues from SRECs constituted approximately 7%, 9% and 17% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring that it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. In July 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. The value of SRECs in a market tends to decrease over time as the supply of SREC‑producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results. See "Business—Government Incentives".

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

The federal government currently provides for the Section 48(a) ITC, the Section 48E ITC for eligible property that begins construction after 2024 and the Section 25D Credit. Under current law, the Section 48(a) ITC of the Code allows taxpayers to claim an investment tax credit that, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, can range between 6% and 70% of the basis of certain commercially owned energy property, in each case construction of which begins before 2025. The Section 48E ITC percentage generally will be the same as the percentage for the Section 48(a) ITC. The Section 48E ITC percentage will begin to phase down for projects that began construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels. To be eligible for the Section 48(a) ITC or the Section 48E ITC at the 30% level, the eligible energy property must either (a) meet certain labor and apprenticeship requirements or (b) have a maximum net output of less than one megawatt (as measured in alternating current). Beginning in 2023, we are able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems regardless of whether such systems are installed in conjunction with solar energy systems. We would be able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, when available for solar energy systems or energy storage systems we originate under lease agreements or PPAs based on our ownership of the solar energy system at the time it is placed in service. Additionally, the IRA allows for the transfer of ITCs, increasing opportunities to monetize the relevant credits.

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

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce our ability to sell electricity from our solar energy systems in certain markets or delay interconnections and customer in-service dates, harming our growth rate, operations and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow our growth and operations in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. Our solar energy systems generally do not provide power to home and business owners until they are interconnected to the grid.

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

Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems and energy storage systems to the electrical grid. We also are required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed solar energy systems and related energy storage systems to the electric utility's local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. In some states, such as New Jersey and Massachusetts, certain utilities such as municipal utilities or electric cooperatives are exempt from certain interconnection requirements. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems and energy storage systems to distributed solar power companies, including us, and the attractiveness of solar energy systems and energy storage systems to customers. Delays in interconnections could also harm our growth rate and customer satisfaction scores. Such limitations or delays could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems and energy storage systems due to higher operating costs or lower revenues from solar service agreements. Such limitations would negatively impact our business, results of operations, future growth, profitability and cash flows.

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation (such as in key markets including California), the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. If solar generation resources reach a level capable of producing an over-generation situation, some existing solar generation resources may have to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, this could also result in a prohibition on the addition of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact our business, results of operations, future growth, profitability and cash flows.

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

In connection with certain of our financing transactions guaranteed by the DOE, we and certain of our dealers and affiliates may be subject to additional laws and regulations including the Davis-Bacon Act of 1931, as amended ("Davis-Bacon Act"), governing certain prevailing wage requirements, the False Claims Act and similar state laws. These laws and regulations are complex and subject to varying interpretations, and it is possible regulatory authorities could challenge our or our dealers' policies and practices. If we or our dealers fail to comply with these laws, we could be subject to federal or state government investigations or actions or private actions. Additionally, these financing transactions guaranteed by the DOE are subject to satisfaction and certification of certain conditions, including the accuracy of project-related representations and warranties, delivery of updated project-related information, evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act and certification from the DOE's consulting engineer that certain proceeds of the advances are used to reimburse eligible project costs.

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

Our business substantially focuses on customer agreements and transactions with customers. We offer leases, loans and other products and services to consumers by contractors in our dealer networks, who utilize sales people employed by or engaged as third-party service providers of such contractors. We and our dealers must comply with numerous federal, state and local laws and regulations that govern matters related to interactions with consumers, including those pertaining to consumer protection, marketing and sales, privacy and data security, consumer financial and credit transactions, mortgages and refinancings, home improvement contracts, warranties and various means of customer solicitation, including under the laws identified in "—Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business". These laws and regulations are dynamic and subject to potentially differing interpretations and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we and our dealers do business, acquire customers and manage and use information collected from and about current and prospective customers and the costs associated therewith. We and our dealers strive to comply with all applicable laws and regulations related to interactions with residential and non-residential customers. It is possible, however, these requirements may be interpreted and applied in a manner inconsistent from one jurisdiction to another and may conflict with other rules or the practices of us or our dealers.

Although we require our dealers to meet our consumer compliance requirements and provide regular training to help them do so, we do not control our dealers and their suppliers or their business practices. Accordingly, we cannot guarantee they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative dealers or suppliers, which could increase our costs and have a negative effect on our business and prospects for growth and operations. Violation of labor or other laws by our dealers or suppliers or the divergence of a dealer or supplier's labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do or intend to do business could also attract negative publicity for us and harm our business.

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

Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation. Furthermore, federal, state and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. For example, the state of California enacted the California Consumer Privacy Act of 2018 ("CCPA") and California voters approved the California Privacy Rights Act ("CPRA"). The CCPA creates individual privacy rights for consumers and places increased privacy and security obligations on entities handling the personal data of consumers or households. The CCPA went into effect in January 2020 and requires covered companies to provide new disclosures to California consumers, provides such consumers, business-to-business contacts and employees new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CPRA modifies the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. The CPRA went into effect in January 2023 and established a new California privacy regulator. In addition, regulators, the CCPA and the CPRA, and similar frameworks, may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. To date, we have not experienced substantial compliance costs in connection with fulfilling the requirements under applicable data privacy and protection frameworks. Although many of these legal frameworks currently impose similar obligations, interpretations and enforcement of these laws continues to evolve. Changes to interpretations or enforcement strategies could create a range of new compliance obligations, which could cause us to incur additional costs. If interpretations or enforcement of these laws deviate significantly in the future, those costs could become even more severe. Furthermore, if we expand to foreign markets we will be subject to additional privacy and data protection laws, such as the General Data Protection Regulation in the European Union.

Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to our business may limit the use and adoption of, and reduce the overall demand for, our solutions. If we are not able to adjust to changing laws, regulations and standards related to privacy or security, our business may be harmed. Moreover, as noted above, we are also subject to the possibility of security breaches, some of which may result in a violation of these laws. Finally, if we acquire a company that has violated or is not in compliance with applicable data privacy and protection laws (or contractual provisions), we may experience similar adverse consequences.

Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change that may negatively impact our business.

We must comply with various international, federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and may affect our business.

The laws to which we may be subject to include federal and state laws that prohibit unfair, deceptive or abusive business acts or practices (such as the Federal Trade Commission Act and the Dodd-Frank Act), regulate lease and loan disclosures and terms and conditions (such as the Truth-in-Lending Act and the Consumer Leasing Act), prohibit discrimination (such as the Equal Credit Opportunity Act), and provide additional protections for certain customers in the military (such as the Servicemembers Civil Relief Act). Our business is or may also be subject to federal and state laws that regulate consumer credit report information, data privacy, debt collection, electronic fund transfers, service contracts, home improvement contracting and marketing activities (such as telemarketing, door-to-door sales, and e-mails).

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, settlements, limits on offering certain products and services, changes in business practices, increased compliance costs, indemnification obligations to our capital providers, loan repurchase obligations and reputational damage that may harm our business, results of operations and financial condition.

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

As of December 31, 2023, we had approximately $1.1 billion of U.S. federal NOLs, a portion of which will begin to expire in 2035, and approximately $309.7 million of U.S. federal tax credit carryforwards, which will begin to expire in 2033. Utilization of our NOLs and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an "ownership change" (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders, including one or more groups of public stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. Similar rules under Section 383 of the Code impose an annual limitation on the amount of tax credit carryforwards, including carryforwards of Section 48(a) ITCs, that may be used to offset U.S. federal income taxes.

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

Historically, there have been a limited number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from the tax benefits our tax equity vehicles provide, and a lack of depth in this market may limit our ability to complete such tax equity financing. Potential investors seeking tax-advantaged financing must remain satisfied the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors' assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of tax equity investors to invest in tax equity vehicles associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain this type of financing will continue to be available to us as the legal and regulatory landscape may shift in a manner that reduces or eliminates the attractiveness of such financing opportunities. For example, in July 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation jointly released a Notice of Proposed Rulemaking to implement a set of rules known as "Basel III", which could substantially increase the capital requirements applicable to large banking organizations with investments in tax equity. These rules, which are proposed to go into effect in 2025, could make tax equity investments significantly less attractive for large banks. Also, the Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels. The IRA also added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. While we believe the ability to transfer the ITC is favorable to our business, it is unclear what effect the ability to transfer these tax credits will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. Additionally, we may be unable to identify investors interested in engaging in this type of financing with us. As of December 31, 2023, we have formed 31 tax equity vehicles to which investors such as banks and other large financial investors have committed to invest approximately $2.7 billion. The undrawn committed capital for these tax equity vehicles as of December 31, 2023 is approximately $439.4 million. We plan to continue to form new tax equity vehicles as long as existing tax law and regulations make such financing attractive. See "—Risks Related to Regulations—Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

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

Additionally, we may have payment obligations to our tax equity investors under indemnity obligations contained in those financings. See "—If the IRS or the U.S. Treasury Department makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our tax equity vehicles' tax returns, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such determinations could have a material adverse effect on our business and financial condition" and "—If our solar energy systems either cease to be qualifying property or undergo certain changes in ownership within five years of the applicable placed in service date, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such recapture could have a material adverse effect on our business and financial condition".

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

If the IRS or the U.S. Treasury Department makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our tax equity vehicles' tax returns, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such determinations could have a material adverse effect on our business and financial condition.

The basis of our solar energy systems we report in our tax equity vehicles' tax returns to claim the Section 48(a) ITC or the Section 48E ITC is based on the appraised fair market value of our solar energy systems. The IRS continues to scrutinize fair market value determinations industry-wide. We are not aware of any IRS audits or results of audits related to our appraisals or fair market value determinations of any of our tax equity vehicles. If, as part of an examination, the IRS were to review the fair market value we used to establish our basis for claiming Section 48(a) ITCs or Section 48E ITCs and successfully assert the Section 48(a) ITCs or the Section 48E ITCs previously claimed should be reduced, we would owe certain of our tax equity vehicles, our tax equity investors or a tax credit buyer an amount equal to the disallowed Section 48(a) ITCs or Section 48E ITCs attributable to each investor's share of the difference between the fair market value used to establish our basis for claiming Section 48(a) ITCs or Section 48E ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed Section 48(a) ITCs or Section 48E ITCs. To date, we have not been required to make such payments under any of our tax equity vehicles or a tax credit purchase and sale agreement. We have obtained insurance coverage with respect to certain losses that may be incurred should the Section 48(a) ITCs or

Section 48E ITCs previously claimed with respect to our tax equity vehicles be reduced. Any such losses could be outside the scope of these insurance policies or exceed insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition.

If our solar energy systems either cease to be qualifying property or undergo certain changes in ownership within five years of the applicable placed in service date, we may have to pay significant amounts to our tax equity vehicles, our tax equity investors, tax credit buyers and/or the U.S. government. Such recapture could have a material adverse effect on our business and financial condition.

The Section 48(a) ITCs and the Section 48E ITCs are subject to recapture under the Code if a solar energy system either ceases to be qualifying property or undergoes certain changes in ownership within five years of its placed in service date. The amount of Section 48(a) ITCs or Section 48E ITCs subject to recapture decreases by 20% of the claimed amount on each anniversary of a solar energy system's placed in service date. If such a recapture event were to occur, we could owe certain of our tax equity vehicles, our tax equity investors or a tax credit buyer an amount equal to such vehicles' or investors' or buyers' share of the Section 48(a) ITCs or the Section 48E ITCs that were recaptured. We could also be subject to tax liabilities, including interest and penalties, based on our share of recaptured Section 48(a) ITCs or Section 48E ITCs. Any such recapture could have a material adverse effect on our business and financial condition.

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

Because we have long-term, contractual relationships with our customers which require them to make monthly payments throughout the term of their contract, we are subject to the credit risk of our customers and screen our customers based upon their credit rating in an attempt to mitigate the risk of customer default. As of December 31, 2023, the average FICO® score of our customers for whom we have a FICO® score was 741 at the time of signing the customer agreement. The accuracy of independent third-party information provided to the credit reporting agency cannot be verified. A FICO® score purports only to be a measurement of the relative degree of risk a borrower represents to a lender, i.e., a borrower with a higher score may be less likely to default in payment than a borrower with a lower score.

As of December 31, 2023, approximately 0.9% of our customers were in default under their customer agreements. However, as we grow our business, the risk of customer defaults may increase as credit scores are dynamic and may deteriorate over a 25-year period. During an economic downturn or during periods of rising inflation and interest rates, the risk of customer defaults may increase. In addition, our customers may assign their solar service agreements to other customers who have lower credit scores or we may enter into new solar service agreements in the future with customers who have lower credit scores than our current customers. In addition, future developments, including competition from other renewables, could decrease the attractiveness of our current contracts. Although our solar service agreements grant us the ability to terminate the agreement with the customer and repossess the defaulting customers' solar energy system in certain circumstances, enforcement of these rights under the solar service agreement may be difficult, expensive and time-consuming. Non-solar customer agreements may experience higher delinquency and default rates than our other customer agreements primarily due to the nature of the product and shorter tenor. If we experience increased customer defaults or delinquencies, our revenue, cash distributions from subsidiaries and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to make acquisitions on economically acceptable terms, our future growth and operations could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows.

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

If we consummate any future acquisitions, our capitalization, results of operations, future growth and profitability may change significantly and our stockholders will not have the opportunity to evaluate the economic, financial and other relevant information we will consider in deciding to engage in these future acquisitions, which may not improve our results of operations or cash flow to the extent we projected.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely impact our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. We maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain the majority of our deposit accounts in large "money center" financial institutions, but there can be no assurance this strategy will be successful. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth and operations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity, Risk Management and Strategy

Sunnova allocates significant resources to preventing, identifying, and mitigating cybersecurity threats to our technology infrastructure and data.

Managing Material Risks and Integrated Overall Risk Management

A focused team of technology professionals works throughout the year to assess and monitor all matters of risk related to cybersecurity. This team is managed by our Chief Information Security Officer ("CISO"), who oversees cybersecurity processes and controls. We deploy a robust combination of security technologies as technical safeguards throughout our network and utilize a defense-in-depth security methodology to protect, detect and react to threats to our systems and data. We conduct cybersecurity maturity and posture assessments twice annually and adjust our efforts to adapt to the evolving industry and threat landscape. Cybersecurity risks are also assessed as part of our Annual Enterprise Risk Assessment. Our risk management strategy includes multiple programs that manage cybersecurity risk, including the following:

•Alignment of our program with the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") to prevent, detect and respond to cyberattacks
•Our Incident Response Program outlines how we process incidents and events from identification to completion with clear definitions on roles, classifications, materiality guidelines and additional processes to support response efforts according to the NIST CSF.
•An information security training program that requires all company employees and contractors with access to our networks to participate in regular and mandatory training on how to be aware of, and help defend against, cyber risks, combined with year-round awareness testing and re-training as necessary
•Regular and robust testing of our systems and processes to assess our cybersecurity posture and resilience, which includes internal and external penetration testing performed by third-party vendors and tabletop incident response exercises
•Coordinated engagements with the Department of Homeland Security and Cyber & Infrastructure Security Agency to ensure alignment with industry and government standards and leverage access to agency resources
•Cybersecurity insurance coverage to mitigate the risk of cybersecurity incidents and review of this coverage annually

Results of all assessments, events and test results inform cybersecurity program direction and activities taken throughout the year.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity risk, we leverage strategic external partnerships to assist with assessing and mitigating cybersecurity threats to us. For example, we utilize a third-party managed security service provider who performs security operations center consulting and investigative duties as a backup to our in-house dedicated cybersecurity team.

Managing Third-Party Risk

We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf or have access to our information systems, and we have processes in place to oversee and manage these risks. We conduct thorough security assessments of these third parties engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Incidents

As of December 31, 2023, we have identified no security incidents or breaches that are material, or likely to be material, to our business strategy, results or financial condition. As such, we have not allocated any material capital towards addressing information security breaches in the last three years, nor have we incurred any material expenses from penalties and settlements related to a material breach during this period. The materiality of an incident is determined by a team convened for an incident, according to guidelines set forth in our incident response policy and process documentation. We believe we are adequately insured against losses related to possible information security breaches and we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

Board Governance and Oversight

We involve multiple levels of oversight as a part of our approach to cybersecurity risk management.

Risk Management Personnel

Our CISO is responsible for the oversight, implementation and compliance of our cybersecurity program and mitigation of cyber-related risks. Our current CISO has more than 20 years of industry experience and over 5 years of experience with development, training and controls of effective enterprise cybersecurity programs. Our CISO's responsibilities include, but are not limited to, (a) reviewing our enterprise risk register and functional risk register, (b) maintaining adequate processes to manage the identified risks under our cybersecurity program, (c) analyzing logs of cybersecurity threats and vulnerabilities, (d) overseeing prevention, detection, mitigation and remediation efforts and (e) developing, maintaining and ensuring team familiarity with the above mentioned incident response plan. Additionally, we maintain an experienced information technology team at the employee level that supports the implementation of our cybersecurity program and internal reporting, security and mitigation functions.

Board of Director Oversight

Our Board has delegated oversight of risks from cybersecurity threats, as well as overall Enterprise Risk Management, to our audit committee. The audit committee reviews and evaluates the effectiveness of our cybersecurity frameworks, policies, programs, opportunities and risk profile, as well as our business continuity and disaster recovery efforts. Members of our audit committee have cybersecurity experience from their principal occupation or other professional experience. Members of information technology management, including our CISO, regularly report on our cybersecurity matters to both the audit committee of our Board and the full Board, as follows:

•Management provides quarterly reports to the audit committee regarding our cybersecurity program and risks, and the audit committee in turn provides reports to the full Board as needed. All incidents with critical functional impact are escalated to the Board and audit committee.
•Current information security concerns that arise during the year are escalated in real-time to leadership based on the process defined in our Incident Response Plan. All events and incidents are evaluated against our prioritization and informational impact matrices outlined the plan.

We recognize cyber threats are a permanent part of the overall risk landscape and cybersecurity threats are constantly evolving. For these and other reasons, cybersecurity is a top risk management priority for us.

Item 2. Properties.

Our corporate headquarters is in Houston, Texas, where we occupy approximately 73,800 square feet of office space pursuant to an operating lease that expires in July 2029. We lease additional offices in Texas, Guam, California, Florida, Nevada, Mississippi, New York and Puerto Rico, but do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

On February 16, 2024, a purported stockholder class action was filed against us and certain of our individual executives in the Southern District of Texas, Houston Division. The plaintiff, who seeks to certify a class of persons who purchased our stock between February 25, 2020 and December 7, 2023, alleges that certain statements made during the class period about our business, operations and compliance policies were false and misleading, specifically that we failed to disclose we engaged in improper business practices with respect to disadvantaged homeowners and communities. We believe the lawsuit to be without merit and intend to vigorously defend ourselves. We have not yet been served with the lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE under the symbol "NOVA" on July 25, 2019.

Holders

As of February 19, 2024, there were approximately 31 holders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) the NYSE Composite Index and the (b) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from July 25, 2019 (the date our common stock commenced trading on the NYSE) through December 31, 2023. The figures represented below assume an investment of $100 in our common stock at the closing price of $11.25 on July 25, 2019 and in the NYSE Composite Index and the Invesco Solar ETF on July 25, 2019, including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered equity securities during the years ended December 31, 2023, 2022 and 2021 that we have not previously reported on an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Company Overview

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 419,000 customers in more than 45 U.S. states and territories. Through our adaptive energy platform, we provide a better energy service at a better price to deliver our mission of powering energy independence.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions, such as home security and monitoring, smart home devices, modern HVAC, generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to true vertically integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and, in the case of the latter, are able to also provide energy resiliency. Our customer agreements typically take the form of a lease, PPA, loan or cash purchase; however, we also offer service plans for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other sustainable home products as part of their solar loan agreement or as an accessory loan to their lease or PPA. Customers who are not interested in a new solar energy system or energy storage system may also finance a new roof and other sustainable home products via a stand-alone loan from us. We also allow customers originated through our homebuilder channel the option of purchasing the products when the customer closes on the purchase of a new home. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system, and the grid, as appropriate, and also the solar energy system and energy storage system diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we also currently receive tax benefits and other incentives from federal, state and local governments, a portion of which we finance through tax equity, tax credit sales, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

In addition to providing ongoing service as a standard component of our customer agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and/or repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems or sustainable home products through third parties that are not otherwise covered by warranty. We also offer complementary products as well as non-solar financing. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our comprehensive energy service offerings, whether to customers that obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

We continue to expand our offerings to include additional sustainable home products to our agreements, including non-solar financing. Specifically, we have expanded our offerings to include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system. We believe the quality and scope of our expanding sustainable home product offerings, whether to customers that obtained their solar energy system or energy storage system through us or through a third party, is a key differentiator between us and our competitors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,292 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 419,000 customers as of December 31, 2023.

Recent Developments

Financing Transactions

In December 2023, we admitted three tax equity investors with a total capital commitment of approximately $463.0 million. In February 2024, we admitted a tax equity investor with a total capital commitment of approximately $195.0 million and a tax equity investor increased its capital commitment from approximately $59.0 million to approximately $61.4 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In October 2023, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, reallocate commitments among the lenders. In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility).

In November 2023, we amended and restated the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) increase the aggregate commitment amount from $769.3 million to $1.309 billion and (b) increase the uncommitted maximum facility amount from $859.0 million to $1.575 billion. In December 2023, an additional lender joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.309 billion to $1.311 billion. In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group.

In December 2023, we entered into a revolving credit facility by and among Sunnova Business Markets Borrower, LLC ("BMB"), certain of our other subsidiaries party thereto, Mitsubishi HC Capital America, Inc., as administrative agent, and the lenders party thereto from time to time, for an aggregate principal amount of up to $25.0 million. The proceeds of the loans under the BMB revolving credit facility are available to, among other things, finance project costs related to commercial, industrial and other solar energy systems and energy storage systems owned by BMB or one of its subsidiaries or by a customer (each, a "Project"). The BMB revolving credit facility is also available to finance completed Projects. Borrowings under the BMB revolving credit facility bear interest at an annual rate (which can vary for different Projects) based on Term SOFR plus a specified margin, or in the case of certain term loans for completed Projects, a fixed margin.

In October 2023, one of our subsidiaries issued $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes (collectively, the "HESI Notes") with a maturity date of December 2050. The HESI Notes bear interest at an annual rate of 5.75% and 8.25% for the Class A and Class B notes, respectively. In February 2024, one of our subsidiaries issued $194.5 million in aggregate principal amount of Series 2024-1 Class A solar asset-backed notes, $16.5 million in aggregate principal amount of Series 2024-1 Class B solar asset-backed notes and $15.0 million in aggregate principal amount of Series 2024-1 Class C solar asset-backed notes (collectively, the "SOLVI Notes") with a maturity date of January 2059. The SOLVI Notes bear interest at an annual rate of 5.65%, 7.00% and 9.00% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related customer agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related customer agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we may in the future securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through December 31, 2023, we have issued $4.7 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through December 31, 2023, we have received commitments of approximately $2.7 billion through the use of tax equity funds, of which an aggregate of $2.1 billion has been funded and $439.4 million remains available for use.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique premises on which a Sunnova product or Sunnova-financed product is installed or on which Sunnova is obligated to perform services for a counterparty. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period.

	As of December 31,
	2023	2022	Change
Number of customers	419,200	279,400	139,800

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

	Year Ended December 31,
	2023	2022	2021
Weighted average number of systems (excluding loan agreements and cash sales)	219,100	168,400	125,100
Weighted average number of systems with loan agreements	120,400	56,500	27,200
Weighted average number of systems with cash sales	9,300	4,000	600
Weighted average number of systems	348,800	228,900	152,900

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) excluding the impacts of interest expense, income tax (benefit) expense, depreciation and amortization expense, non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, financing deal costs, natural disaster losses and related charges, net, acquisition costs, losses on unenforceable contracts, losses on extinguishment of long-term debt, realized and unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, provision for current expected credit losses, non-cash inventory and other impairments and indemnification payments to tax equity investors and including the impacts of investment tax credit ("ITC") sales.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(502,426)	$(130,276)	$(147,510)
Interest expense, net	371,937	107,775	116,248
Interest income	(115,872)	(59,799)	(34,228)
Income tax (benefit) expense	(1,023)	3,886	260
Depreciation expense	153,387	108,167	85,600
Amortization expense	29,583	29,224	21,771
EBITDA	(64,414)	58,977	42,141
Non-cash compensation expense	25,535	24,218	17,236
ARO accretion expense	4,905	3,701	2,897
Financing deal costs	1,723	930	1,411
Natural disaster losses and related charges, net	2,831	1,164	—
Acquisition costs	1,224	7,801	6,709
Loss on extinguishment of long-term debt, net	—	—	9,824
Unrealized (gain) loss on fair value instruments and equity securities	188	(29,279)	(21,988)
Amortization of payments to dealers for exclusivity and other bonus arrangements	6,944	4,327	2,968
Legal settlements	1,680	(1,001)	—
Provision for current expected credit losses	35,515	40,160	23,679
Non-cash inventory and other impairments	50,995	5,375	982
Indemnification payments to tax equity investors	(22)	2,737	—
ITC sales	207,425	—	—
Adjusted EBITDA	$274,529	$119,110	$85,859

Interest Income; Principal Proceeds from Customer Notes Receivable, Net of Related Revenue; and Proceeds from Investments in Solar Receivables. Under our loan agreements, the customer obtains financing for the purchase of a solar energy system from us and we agree to operate and maintain the solar energy system throughout the duration of the agreement. Pursuant to the terms of the loan agreement, the customer makes scheduled principal and interest payments to us and has the option to prepay principal at any time in part or in full. Whereas we typically recognize payments from customers under our leases and PPAs as revenue, we recognize payments received from customers under our loan agreements (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase of the solar energy system; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase of the solar energy system; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. Interest income also includes income on short term investments with financial institutions. We also enter into leases with third-party owners of pools of solar energy systems to receive such third party's interest in those systems. In connection therewith, we assume the related customer PPA and lease obligations, entitling us to future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those agreements. We recognize payments received from such third parties as proceeds from investments in solar receivables.

While Adjusted EBITDA effectively captures the operating performance of our leases and PPAs, it only reflects the service portion of the operating performance under our loan agreements. We do not consider our types of customer agreements differently when evaluating our operating performance. In order to present a measure of operating performance that provides comparability without regard to the different accounting treatment among our different types of customer agreements, we consider interest income, principal proceeds from customer notes receivable, net of related revenue, and proceeds from investments in solar receivables as key performance metrics. We believe these metrics provide a more meaningful and uniform method of analyzing our operating performance when viewed in light of our other key performance metrics across the primary types of customer agreements.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest income	$115,872	$59,799	$34,228
Principal proceeds from customer notes receivable, net of related revenue	$146,701	$91,455	$59,274
Proceeds from investments in solar receivables	$11,582	$12,394	$3,231

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, financing deal costs, natural disaster losses and related charges, net, amortization of payments to dealers for exclusivity and other bonus arrangements, legal settlements, direct sales costs, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments, gains and losses on held-for-sale loans and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, acquisition costs, losses on unenforceable contracts, indemnification payments to tax equity investors and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory and other impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense, net. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, net, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$964,088	$639,194	$296,642
Depreciation expense	(153,387)	(108,167)	(85,600)
Amortization expense	(29,583)	(29,224)	(21,771)
Non-cash compensation expense	(25,535)	(24,218)	(17,236)
ARO accretion expense	(4,905)	(3,701)	(2,897)
Financing deal costs	(1,723)	(930)	(1,411)
Natural disaster losses and related charges, net	(2,831)	(1,164)	—
Acquisition costs	(1,224)	(7,801)	(6,709)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(6,944)	(4,327)	(2,968)
Legal settlements	(1,680)	1,001	—
Provision for current expected credit losses	(35,515)	(40,160)	(23,679)
Non-cash inventory and other impairments	(50,995)	(5,375)	(982)
Direct sales costs	(48,049)	(6,262)	(733)
Cost of revenue related to cash sales	(52,644)	(38,766)	(14,525)
Cost of revenue related to inventory sales	(176,371)	(178,310)	—
Unrealized gain on fair value instruments	3,761	26,189	22,504
Indemnification payments to tax equity investors	22	(2,737)	—
Gain on held-for-sale loans	19	—	—
Adjusted Operating Expense	$376,504	$215,242	$140,635
Adjusted Operating Expense per weighted average system	$1,079	$940	$920

Estimated Gross Contracted Customer Value. We calculate estimated gross contracted customer value as defined below. We believe estimated gross contracted customer value can serve as a useful tool for investors and analysts in comparing the remaining value of our customer contracts to that of our peers.

Estimated gross contracted customer value as of a specific measurement date represents the sum of the present value of the remaining estimated future net cash flows we expect to receive from existing customers during the initial contract term of our customer agreements, which are typically 25 years in length, plus the present value of future net cash flows we expect to receive from the sale of related SRECs, either under existing contracts or in future sales, plus the cash flows we expect to receive from energy services programs such as grid services, plus the carrying value of outstanding customer loans on our balance sheet. From these aggregate estimated initial cash flows, we subtract the present value of estimated net cash distributions to redeemable noncontrolling interests and noncontrolling interests and estimated operating, maintenance and administrative expenses associated with the customer agreements. These estimated future cash flows reflect the projected monthly customer payments over the life of our customer agreements and depend on various factors including but not limited to agreement type, contracted rates, expected sun hours and the projected production capacity of the solar equipment installed. For the purpose of calculating this metric, we discount all future cash flows at 6%.

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of December 31, 2023 and 2022, calculated using a 6% discount rate.

	As of December 31,
	2023	2022
	(in millions)
Estimated gross contracted customer value	$9,097	$5,875

Sensitivity Analysis. The calculation of estimated gross contracted customer value and associated operational metrics requires us to make a number of assumptions regarding future revenues and costs that may not prove accurate. Accordingly, we present below a sensitivity analysis with a range of assumptions. We consider a discount rate of 6% to be appropriate based on recent transactions that demonstrate a portfolio of customer agreements is an asset class that can be securitized successfully on a long-term basis with a weighted-average coupon of less than 6%. We also present these metrics with a discount rate of 6% based on industry practice. The appropriate discount rate for these estimates may change in the future due to the level of inflation, rising interest rates, our cost of capital and consumer demand for solar energy systems. In addition, the table below provides a range of estimated gross contracted customer value amounts if different cumulative customer loss rate assumptions were used. We are presenting this information for illustrative purposes only and as a comparison to information published by our peers.

Estimated Gross Contracted Customer Value
	As of December 31, 2023
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$9,665	$9,215	$8,821	$8,476	$8,172
0%	$10,032	$9,532	$9,097	$8,716	$8,382

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

Financing Availability. Our future growth and profitability depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Prior to the Inflation Reduction Act of 2022 ("IRA"), which was enacted in August 2022, the amount for the Section 48(a) ITC was equal to (a) 30% of the basis of eligible solar property that began construction before 2020 or (b) 26% of the basis of eligible solar property that began construction during 2020, 2021 or 2022. Under the IRA, the Section 48(a) ITC is (a) 26% for eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% for eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems financed by Hestia securitizations will be subject to applicable labor and other requirements imposed by the DOE and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase and sale agreements and subsequently entered into another tax credit purchase and sale agreement in December 2023. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

Our ability to raise capital from third-party investors is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry or business. Specifically, interest rates have risen over the past few years and remain subject to volatility that may result from action taken by the Federal Reserve.

Cost of Solar Energy Systems and Energy Storage Systems. Although we have experienced a prolonged period of component cost declines, upward pressure on prices of solar energy systems and energy storage systems may still occur due to growth in the solar industry, regulatory policy changes, tariffs and duties or inflationary cost pressures. As a result of these developments, we may pay higher prices on solar modules and other cost components, which may make it less economical for us to serve certain markets. While lower costs of components may benefit our growth and profitability, downward pressure on prices of solar energy systems and energy storage systems may lead to impairment of our inventory.

Energy Storage Systems. Our energy storage systems increase our customers' independence from the centralized utility and provide on-site backup power when there is a grid outage due to storms, wildfires, other natural disasters and general power failures caused by supply or transmission issues. In addition, at times it can be more economic to consume less energy from the grid or, alternatively, to export solar energy back to the grid. Recent technological advancements for energy storage systems allow the energy storage system to adapt to pricing and utility rate shifts by controlling the inflows and outflows of power, allowing customers to increase the value of their solar energy system plus energy storage system. The energy storage system charges during the day, making the energy it stores available to the home or business when needed. It also features software that can customize power usage for the individual customer, providing backup power, optimizing solar energy consumption versus grid consumption or preventing export to the grid as appropriate. The software is tailored based on utility regulation, economic indicators and grid conditions. The combination of energy control, increased energy resilience and independence from the grid is strong incentive for customers to adopt solar and energy storage. Attachment rates for energy storage systems have trended higher while the price to acquire has trended lower making the addition of energy storage systems a potential area of growth and profitability for us. As energy storage systems and their related software features become more advanced, we expect to see increased adoption of energy storage systems.

Climate Change Action. As a result of increasing global awareness of and aversion to climate change impacts, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. This trend, along with increasing commitments to reduce carbon emissions, is expected to result in increased demand for our products and services. Under the current presidential administration, the focus on cleaner energy sources and technology to decarbonize the U.S. economy continues to accelerate. The federal government's administration under President Joe Biden ("Biden administration") has taken immediate steps that we believe signify support for cleaner energy sources, including, but not limited to, rejoining the Paris Climate Accord, re-establishing a social price on carbon used in cost/benefit analysis for policy making and announcing a commitment to transition the U.S. economy to a net-zero carbon economy by 2050. We expect the Biden administration, combined with a closely divided Congress, to continue to take actions that are supportive of the renewable energy industry, such as incentivizing clean energy sources and supporting new investment in areas like renewables. There is no guarantee a new administration or a change in the makeup of Congress would continue to take supportive actions, and such a changed administration may make decisions and/or pass laws that are detrimental to our industry.

Government Regulations, Policies and Incentives. Our growth and operations strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, DOE loan guarantee programs, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve the Biden administration's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The Section 25D Credit allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S.

federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our customer agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

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

Service Revenue. Service revenue includes sales of service plans and repair services. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

Direct Sales Revenue. Direct sales revenue includes revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us. We recognize revenue from the direct sale of solar energy systems and energy storage systems in the period in which the systems are placed in service.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the years ended December 31, 2023, 2022 and 2021, we incurred $49.9 million, $21.2 million and $14.3 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Goodwill Impairment. Goodwill impairment represents impairment charges as a result of the carrying amount being greater than the fair value.

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

Income Tax (Benefit) Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax (benefit) expense includes the effects of taxes incurred in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements, as applicable. We account for ITCs using the flow-through method. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interest or noncontrolling interest.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table sets forth our consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue	$720,653	$557,690	$162,963

Operating expense:
Cost of revenue—depreciation	130,261	96,280	33,981
Cost of revenue—inventory sales	176,371	178,310	(1,939)
Cost of revenue—other	120,865	52,487	68,378
Operations and maintenance	96,997	36,679	60,318
General and administrative	430,422	302,004	128,418
Goodwill impairment	13,150	—	13,150
Other operating income	(3,978)	(26,566)	22,588
Total operating expense, net	964,088	639,194	324,894

Operating loss	(243,435)	(81,504)	(161,931)

Interest expense, net	371,937	107,775	264,162
Interest income	(115,872)	(59,799)	(56,073)
Other (income) expense	3,949	(3,090)	7,039
Loss before income tax	(503,449)	(126,390)	(377,059)

Income tax (benefit) expense	(1,023)	3,886	(4,909)
Net loss	(502,426)	(130,276)	(372,150)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(84,465)	31,366	(115,831)
Net loss attributable to stockholders	$(417,961)	$(161,642)	$(256,319)

Revenue

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
PPA revenue	$123,646	$104,563	$19,083
Lease revenue	147,788	100,070	47,718
Inventory sales revenue	185,855	195,979	(10,124)
Service revenue	16,197	4,178	12,019
Direct sales revenue	60,590	8,484	52,106
SREC revenue	50,375	48,698	1,677
Cash sales revenue	96,072	72,425	23,647
Loan revenue	34,716	18,601	16,115
Other revenue	5,414	4,692	722
Total	$720,653	$557,690	$162,963

Revenue increased by $163.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 128,300 for the year ended December 31, 2022 to approximately 168,500 for the year ended December 31, 2023. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue, direct sales revenue and service revenue, on a weighted average number of systems basis, revenue remained relatively flat at $1,632 per system for the year ended December 31, 2022 compared to $1,643 per system for the same period in 2023 (1% increase). Inventory sales revenue decreased by $10.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to our dealers having sufficient inventory on hand from prior purchases. Service revenue increased by $12.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in repair service revenue. Direct sales revenue increased by $52.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increased focus on direct sales of additional services to existing customers. On a weighted average number of systems basis, revenues under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $345 per system for the year ended December 31, 2022 to $405 per system for the same period in 2023 (17% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—depreciation	$130,261	$96,280	$33,981

Cost of revenue—depreciation increased by $34.0 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 128,300 for the year ended December 31, 2022 to approximately 168,500 for the year ended December 31, 2023. On a weighted average number of systems basis, cost of revenue—depreciation remained relatively flat at $750 per system for the year ended December 31, 2022 compared to $773 per system for the same period in 2023 (3% increase).

Cost of Revenue—Inventory Sales

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—inventory sales	$176,371	$178,310	$(1,939)

Cost of revenue—inventory sales decreased by $1.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was due to our dealers having sufficient inventory on hand from prior purchases.

Cost of Revenue—Other

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of revenue—other	$120,865	$52,487	$68,378

Cost of revenue—other increased by $68.4 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to costs related to direct sales revenue of $41.8 million, costs related to cash sales revenue of $13.9 million and costs related to services of $9.1 million.

Operations and Maintenance Expense

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Operations and maintenance	$96,997	$36,679	$60,318

Operations and maintenance expense increased by $60.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher impairments and losses on disposals, truck roll costs and property insurance costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $178 per system for the year ended December 31, 2022 to $251 per system for the year ended December 31, 2023 primarily due to higher truck roll costs and property insurance costs.

General and Administrative Expense

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
General and administrative	$430,422	$302,004	$128,418

General and administrative expense increased by $128.4 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $74.3 million, (b) consultants, contractors and professional fees of $11.2 million, (c) depreciation expense of $11.2 million, (d) information technology expense of $10.7 million, (e) legal expense of $7.2 million, (f) marketing expense of $5.9 million and (g) fees of $2.1 million.

Goodwill Impairment

Goodwill impairment increased by $13.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the write off of $13.2 million of goodwill in 2023 as the carrying amount exceeded the fair value.

Other Operating Income

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Other operating income	$(3,978)	$(26,566)	$22,588

Other operating income decreased by $22.6 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest expense, net	$371,937	$107,775	$264,162

Interest expense, net increased by $264.2 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase in interest expense of $160.8 million primarily due to higher levels of debt outstanding in 2023 compared to 2022 and an increase in unrealized losses on derivatives of $86.8 million, partially offset by an increase in realized gains on derivatives of $5.4 million.

Interest Income

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Interest income	$115,872	$59,799	$56,073

Interest income increased by $56.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 56,500 for the year ended December 31, 2022 to approximately 120,400 for the year ended December 31, 2023. On a weighted average number of systems basis, loan interest income decreased from $999 per system for the year ended December 31, 2022 to $821 per system for the year ended December 31, 2023 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $4.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to ITC sales that resulted in an income tax benefit offset by an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $115.8 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in loss attributable to noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Results of Operations—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had total cash of $494.4 million, of which $212.8 million was unrestricted, and $733.0 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 17, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historically, our primary sources of liquidity have included non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2023, we were in compliance with all debt covenants under our financing arrangements.

As of December 31, 2023, our liquidity and financial condition had not been materially affected by the adverse developments affecting financial institutions and companies in the financial services industry, including Silicon Valley Bank and Credit Suisse. For a discussion of the potential impact of these adverse developments, see Item 1A. Risk Factors included elsewhere in this Annual Report on Form 10-K.

Financing Arrangements

The following is a description of our various financing arrangements. For a complete description of the facilities in place as of December 31, 2023 see Note 9, Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tax Equity Fund Commitments

As of December 31, 2023, we had undrawn committed capital of approximately $439.4 million under our tax equity funds, which may only be used to purchase and install solar energy systems. We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and Section 48E ITCs, and on investor demand for such funding. The terms of the tax equity funds' operating agreements contain allocations of taxable income (loss) and Section 48(a) ITCs that vary over time and adjust between the members after either the tax equity investor receives its contractual rate of return or after a specified date. The following table summarizes our tax equity commitments as of December 31, 2023:

Date Class A Member Admitted	Class A Member Capital Commitment
(in thousands)
December 2017	$45,000
December 2017	$57,000
January 2019	$50,000
August 2019	$75,000
December 2019	$50,000
February 2020	$75,000
May 2020	$155,000
July 2020	$10,000
September 2020	$75,000
November 2020	$100,000
April 2021	$50,000
April 2021	$25,000
May 2021	$150,000
July 2021	$150,152
October 2021	$11,634
December 2021	$57,676
February 2022	$150,000
May 2022	$17,452
September 2022	$75,000
October 2022	$30,000
November 2022	$51,250
December 2022	$59,000
December 2022	$125,000
December 2022	$250,000
May 2023	$51,000
August 2023	$103,950
September 2023	$134,937
December 2023	$59,000
December 2023	$300,000
December 2023	$103,950

For additional information regarding our tax equity fund commitments, see Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Warehouse and Other Debt Financings

We from time to time enter into warehouse credit facilities as a source of funding. Under the warehouse credit facilities, revolving or term financing is provided to special purpose entities, which are typically our wholly-owned subsidiaries, and secured, directly or indirectly, by qualifying solar energy systems, energy storage systems and/or other sustainable home products and the related customer agreements. The cash flows generated by these customer agreements are used to cover required debt service payments under the related credit facility and satisfy the expenses and reserve requirements of the special purpose entities. The warehouse credit facilities allow for the pooling and transfer of eligible solar energy systems, energy storage systems and/or other sustainable home products and related customer agreements, as applicable, on a non-recourse basis to the subsidiary or us, subject to certain limited exceptions. In connection with these warehouse credit facilities, certain of our affiliates receive a fee for managing and servicing the solar energy systems, energy storage systems and/or other sustainable home products, as applicable, pursuant to management and servicing agreements. The special purpose entities are also typically required to maintain reserve accounts, including, among other reserve accounts that may be required, a liquidity reserve account and a reserve account for equipment replacements, each of which are funded from initial deposits or cash flows to the levels specified therein.

The warehouse credit facility structures include certain features designed to protect lenders. One of the common primary features relates to certain events, such as the insufficiency of cash flows in the collateral pool of assets to meet contractual requirements, the occurrence of which triggers an early repayment of the loans and limits the relevant borrower's ability to obtain additional advances or distribute funds to us. We refer to this as an "amortization event", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels, default or delinquency levels of solar loans, home improvement loans, solar energy systems and/or energy storage systems, as applicable, exceeding certain thresholds or excess spread falling below certain levels over a multiple month period. In the event of an amortization event, the availability period under a revolving warehouse credit facility may terminate and the borrower may be required to repay the affected outstanding borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined by the amount and timing of collections received. An amortization event would impair our liquidity and may require us to utilize our other available contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The debt agreements of our warehouse credit facilities also typically contain customary events of default for warehouse financings that entitle the lenders to take various actions, including the acceleration of amounts due under the related debt agreement and foreclosure on the borrower's assets.

In April 2017, one of our subsidiaries, EZOP, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as agent, and the lenders party thereto. The EZOP revolving credit facility was previously amended in 2019, 2020, 2021 and 2022 and was amended and restated in 2023 as described below. Under the amended EZOP revolving credit facility, EZOP may borrow up to an aggregate committed amount of $875.0 million, with an uncommitted maximum facility amount of $1.0 billion, subject to a borrowing base amount determined at each borrowing and calculated based on the net outstanding principal balance of the eligible solar loans securing the EZOP revolving credit facility multiplied by the weighted average advance rate. The EZOP revolving credit facility has a maturity date occurring in November 2025. The proceeds of the loans under the EZOP revolving credit facility are available for funding the purchase of solar loans and related solar assets, making deposits in EZOP's reserve accounts and paying fees and expenses in connection with the EZOP revolving credit facility. The EZOP revolving credit facility bears interest at an annual rate based on Term SOFR (as defined by such revolving credit facility) plus a margin specific to each lender. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the EZOP revolving credit facility, as well as certain indemnity and refund obligations. In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). In August 2023, we amended and restated the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $775.0 million to $875.0 million, (b) increase the uncommitted maximum facility amount from $900.0 million to $1.0 billion, (c) extend the maturity date from November 2024 to November 2025 and (d) amend the Advance Rate (as defined therein). In October 2023, we amended the EZOP revolving credit facility to, among other things, reallocate commitments among the lenders. In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). As of December 31, 2023, we had $364.0 million of available borrowing capacity under the EZOP revolving credit facility.

In September 2019, one of our subsidiaries, TEPH, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto. The TEPH revolving credit facility was previously amended in 2019, 2020, 2021 and 2022 and was amended and restated in 2023 as described below. Under the amended TEPH revolving credit facility, TEPH may borrow up to an aggregate committed amount of $1.311 billion with an uncommitted maximum facility amount of $1.575 billion, subject to a borrowing base based on the aggregate discounted solar asset balance of eligible solar assets multiplied by the applicable advance rate for each type of solar asset. The eligible solar assets are owned by TEPH's subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. The TEPH revolving credit facility has a maturity date occurring in November 2025. The proceeds from the TEPH revolving credit facility are available for funding certain reserve accounts required by the TEPH revolving credit facility, making distributions to us and paying fees incurred in connection with closing the TEPH revolving credit facility. The TEPH revolving credit facility bears interest at an annual rate based on either (a) Term SOFR (as defined by such revolving credit facility) plus a margin specific to each lender or (b) in the case of certain conduit lenders and other lenders, such lender's Commercial Paper Rate (as defined by such revolving credit facility). Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the TEPH revolving credit facility, as well as certain indemnity and repurchase obligations. In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the revolving credit facility by and among TEPH, certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P. (as successor to CSNYB), as agent, and the lenders and other financial institutions party thereto. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by such revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. In August 2023, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $700.0 million to $769.3 million, (b) increase the uncommitted maximum facility amount from $789.7 million to $859.0 million and (c) extend the maturity date from November 2024 to November 2025. In November 2023, we amended and restated the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $769.3 million to $1.309 billion and (b) increase the uncommitted maximum facility amount from $859.0 million to $1.575 billion. In December 2023, an additional lender joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.309 billion to $1.311 billion. In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. As of December 31, 2023, we had $272.4 million of available borrowing capacity under the TEPH revolving credit facility.

In September 2020, one of our subsidiaries, Sunnova Asset Portfolio 8, LLC ("AP8"), entered into a secured revolving credit facility with Banco Popular de Puerto Rico, as agent, and the lenders party thereto. The AP8 revolving credit facility was previously amended in 2021 and 2022 and was amended in 2023 as described below. Under the amended AP8 revolving credit facility, AP8 may borrow up to an initial aggregate committed amount of $215.0 million, subject to a borrowing base calculated based on the sum of a specified advance rate applied to the net outstanding principal balance of the solar loans securing the AP8 revolving credit facility and the aggregate value of the solar energy systems owned by AP8's subsidiaries, which are primarily tax equity funds, subject to certain concentration limitations. The AP8 revolving credit facility has a maturity date occurring in September 2024. The proceeds of the loans under the AP8 revolving credit facility are available for funding the purchase of solar loans, making deposits in AP8's reserve account and paying fees in connection with the AP8 revolving credit facility. The AP8 revolving credit facility bears interest at an annual rate based on Term SOFR (as defined by such revolving credit facility) plus 3.00% per annum. Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the AP8 revolving credit facility, as well as certain indemnity and repurchase obligations. In March 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. In August 2023, we amended the AP8 revolving credit facility to, among other things, increase the aggregate commitment amount from $185.0 million to $215.0 million. We believe we will be able to satisfy this obligation due in September 2024 through refinancing of the facility or alternatively through the use of our existing cash resources and liquidity. As of December 31, 2023, we had no available borrowing capacity under the AP8 revolving credit facility.

In March 2023, one of our subsidiaries, Sunnova Inventory Supply, LLC ("IS"), entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by such revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by such revolving credit facility). As of December 31, 2023, we had $18.7 million of available borrowing capacity under the IS revolving credit facility.

In September 2023, one of our subsidiaries, Sunnova Asset Portfolio 9, LLC ("AP9"), entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million, subject to a borrowing base calculated based on the sum of a specified advance rate applied to the net aggregate balance of the home improvement loans securing the AP9 revolving credit facility. The AP9 revolving credit facility has a maturity date occurring in October 2027. The proceeds of the loans under the AP9 revolving credit facility are available for funding the purchase of home improvement loans and the related home improvement assets, making deposits in AP9's reserve account and paying fees and expenses in connection with the AP9 revolving credit facility. Interest on the borrowings under the AP9 revolving credit facility is due monthly. Borrowings under the AP9 revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by such revolving credit facility) plus a margin specific to each lender. In connection with the AP9 revolving credit facility, one of our affiliates receives a fee for servicing the home improvement loans and related home improvement assets pursuant to a servicing agreement. In addition, Sunnova Energy Corporation guarantees the performance obligations of certain affiliates under agreements entered into in connection with the AP9 revolving credit facility, as well as certain indemnity and repurchase obligations. Obligations of AP9 under the AP9 revolving credit facility are secured by first priority liens on substantially all of the assets of AP9. Certain obligations of AP9H under the sale and contribution agreement are secured by a first priority lien on the equity of AP9 owned by AP9H. As of December 31, 2023, we had $52.9 million of available borrowing capacity under the AP9 revolving credit facility.

In December 2023, one of our subsidiaries, BMB, along with its two wholly-owned subsidiaries, entered into a secured revolving credit facility with Mitsubishi HC Capital America, Inc., as administrative agent, and the lenders party thereto from time to time, for an aggregate principal amount of up to $25.0 million with a maturity date for each loan thereunder as set forth in the BMB revolving credit facility and, in any event, no later than December 27, 2025 (after giving effect to any extension thereof pursuant to that aforementioned BMB revolving credit facility). The proceeds of the loans under the BMB revolving credit facility are available to, among other things, finance project costs related to commercial, industrial and other solar energy systems and energy storage systems owned by BMB or one of its subsidiaries or by a customer (each, a "Project"). The BMB revolving credit facility is also available to finance completed Projects. Interest on the borrowings under the BMB revolving credit facility is due monthly (or, in the case of borrowings for construction loans, paid in kind monthly). Borrowings under the BMB revolving credit facility bear interest at an annual rate (which can vary for different Projects) based on Term SOFR plus a specified margin or, in the case of certain term loans for completed Projects, a fixed margin. In connection with the BMB revolving credit facility, certain of our affiliates receive fees for managing and servicing the Projects pursuant to certain management and servicing agreements. In addition, Sunnova Energy Corporation guarantees the obligations of certain of its affiliates under those certain management agreements, servicing agreements, a sale and contribution agreement and a development and purchase agreement. As of December 31, 2023, no borrowings have been made from the BMB revolving credit facility.

Securitizations

We from time to time securitize customer agreements and related assets as a source of funding. We access the Rule 144A asset-backed securitization market using wholly-owned special purpose entities to securitize pools of assets, which historically have been solar energy systems and the related lease agreements and PPAs and ancillary rights and agreements both directly or indirectly through interests in the managing member of our tax equity funds. We also securitize our loan agreements and ancillary rights and agreements.

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

In April 2023, one of our subsidiaries issued $300.0 million in aggregate principal amount of Series 2023-1 Class A solar asset-backed notes and $23.5 million in aggregate principal amount of Series 2023-1 Class B solar asset-backed notes (collectively, the "SOLV Notes") with a maturity date of April 2058. The SOLV Notes bear interest at an annual rate of 5.40% and 7.35% for the Class A and Class B notes, respectively.

In May 2023, one of our subsidiaries issued $174.9 million in aggregate principal amount of Series 2023-A Class A solar loan-backed notes, $80.1 million in aggregate principal amount of Series 2023-A Class B solar loan-backed notes and $31.7 million in aggregate principal amount of Series 2023-A Class C solar loan-backed notes (collectively, the "HELXI Notes") with a maturity date of May 2050. The HELXI Notes bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively.

In August 2023, one of our subsidiaries issued $148.5 million in aggregate principal amount of Series 2023-B Class A solar loan-backed notes, $71.1 million in aggregate principal amount of Series 2023-B Class B solar loan-backed notes and $23.1 million in aggregate principal amount of Series 2023-B Class C solar loan-backed notes (collectively, the "HELXII Notes") with a maturity date of August 2050. The HELXII Notes bear interest at an annual rate of 5.30%, 5.60% and 6.00%, for the Class A, Class B and Class C notes, respectively.

In September 2023, we entered into a $3.0 billion partial loan guarantee agreement (the "Hestia Agreement") with the DOE representing a commitment to guarantee 90% of up to approximately $3.3 billion of certain of our future financing arrangements. We anticipate the Hestia Agreement will support future loan originations, reduce our weighted average cost of capital and generate interest savings. Before the DOE issues loan guarantees under the Hestia Agreement, various customary conditions must be fulfilled. There is no assurance of the DOE's conditional commitment will be fulfilled on the terms announced or at all or that the related guarantees will provide the anticipated benefits to us. In October 2023, one of our subsidiaries issued $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes with a maturity date of December 2050. The HESI Notes bear interest at an annual rate of 5.75% and 8.25% for the Class A and Class B notes, respectively. The Class A notes indirectly benefit from a partial guarantee provided by the DOE Loan Programs Office pursuant to the Hestia Agreement. The HESI Notes are not directly guaranteed by the DOE.

In February 2024, one of our subsidiaries issued $194.5 million in aggregate principal amount of Series 2024-1 Class A solar asset-backed notes, $16.5 million in aggregate principal amount of Series 2024-1 Class B solar asset-backed notes and $15.0 million in aggregate principal amount of Series 2024-1 Class C solar asset-backed notes with a maturity date of January 2059. The SOLVI Notes bear interest at an annual rate of 5.65%, 7.00% and 9.00% for the Class A, Class B and Class C notes, respectively.

The securitization structures include certain features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the securitized pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the notes. We refer to this as "early amortization", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels. As of December 31, 2023, we have not had any early amortizations under any of our securitizations. In the event of an early amortization, the notes issuer would be required to repay the affected outstanding securitized borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due under the related indenture and foreclosure on the issuer's assets.

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

In September 2023, we issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028.

Public Offerings

In August 2023, we sold 5,865,000 shares of common stock at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $400,000.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2023:

		Payments Due by Period (1)
	Total	2024	2025-2026	2027-2028	Beyond 2028
	(in thousands)
Debt obligations (including future interest) (2)	$9,128,711	$886,241	$3,593,587	$4,648,883	$—
AROs (3)	294,317	—	—	—	294,317
Operating lease payments (4)	18,875	3,441	6,645	6,676	2,113
Finance lease payments	3,256	1,498	1,481	277	—
Guaranteed performance obligations	6,753	2,667	3,027	1,059	—
Inventory purchase obligations	255,000	255,000	—	—	—
Other obligations (5)	57,704	35,889	13,380	7,920	515
Total	$9,764,616	$1,184,736	$3,618,120	$4,664,815	$296,945

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
(2)Interest payments related to long-term debt and interest rate swaps and caps are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2023.
(3)AROs represents our estimated future retirement obligations on an undiscounted basis.
(4)Amounts are net of reimbursements of approximately $76,000 for leasehold improvements expected in 2024.
(5)Other obligations relate to information technology services and licenses and distributions payable to redeemable noncontrolling interests.

Historical Cash Flows—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(237,562)	$(333,426)	$95,864
Net cash used in investing activities	(2,544,661)	(1,981,602)	(563,059)
Net cash provided by financing activities	2,731,051	2,468,705	262,346
Net increase (decrease) in cash, cash equivalents and restricted cash	$(51,172)	$153,677	$(204,849)

Operating Activities

Net cash used in operating activities decreased by $95.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease is primarily due to a decrease in purchases of inventory and prepaid inventory of $191.9 million. This decrease is also due to net outflows of $133.6 million in 2023 compared to net inflows of $12.8 million in 2022 based on: (a) our net loss of $502.4 million in 2023 excluding non-cash operating items of $368.8 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net losses on derivatives, unrealized net losses on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $133.6 million and (b) our net loss of $130.3 million in 2022 excluding non-cash operating items of $143.1 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net inflows of $12.8 million. These net differences between the two periods resulted in a net change in operating cash flows of $146.4 million in 2023 compared to 2022.

Investing Activities

Net cash used in investing activities increased by $563.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is primarily due to an increase in purchases of property and equipment, primarily solar energy systems, of $964.5 million. This increase is partially offset by a decrease in payments for investments and customer notes receivable of $326.7 million and an increase in proceeds from customer notes receivable of $71.0 million.

Financing Activities

Net cash provided by financing activities increased by $262.3 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is primarily due to increases in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $224.3 million and net proceeds from the issuance of common stock of $84.5 million. This increase is partially offset by a decrease in net borrowings under our debt facilities of $50.7 million.

Historical Cash Flows—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Historical Cash Flows—Year Ended December 31, 2022 Compared to Year Ended December 31, 2021" in our Annual Report on Form 10-K filed with the SEC on February 23, 2023 pursuant to the Securities Exchange Act of 1934, as amended.

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

Current Expected Credit Losses

Our allowance for current expected credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time, and are adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. We review the allowance quarterly for any significant macroeconomic trends affecting the market but not yet impacting us. Assessments performed throughout the year include normal macroeconomic trends (e.g. delinquency and default and loss rates from leading credit bureaus by industry). While making adjustments to loss rates is ultimately a subjective determination, we have created an internal and external data-driven evaluation process to ensure any adjustments or updates to the model are informed and fact-based prior to executing such a change.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available to capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $12.1 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sunnova Energy International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sunnova Energy International Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Initial Accounting Assessment of New Tax Equity Partnerships ("TEPs")

As described in Notes 1, 2, and 13 to the consolidated financial statements, the Company admitted tax equity investors of TEP7E, TEP7F, TEP7G, TEP8A, and TEP8C through a TEP structure in 2023. As of December 31, 2023, the Company had approximately $165.9 million of redeemable noncontrolling interest and $436.2 million of noncontrolling interest, a portion of which relates to these TEPs. The Company forms TEPs with its investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with the Company's solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities ("VIEs"), through arrangements that do not involve holding a majority of the voting interests. The Company consolidates a VIE when it is the primary beneficiary, which is defined as the party that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As disclosed by management, assets, liabilities and operating results of these partnerships are consolidated in the financial statements. The tax equity investors' share of the net assets of these tax equity funds are recognized as redeemable noncontrolling interests and noncontrolling interests in the consolidated balance sheet. Additionally, management has determined that the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the initial accounting for the new TEPs. These procedures also included, among others, (i) using professionals with specialized skill and knowledge to evaluate the appropriateness of management's application of the HLBV methodology based on the substantive economic arrangements of the TEP operating agreements and (ii) evaluating management's assessment of whether the Company qualifies as the primary beneficiary of the TEP, and therefore consolidates the TEP.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2024

We have served as the Company's auditor since 2014, which includes periods before the Company became subject to SEC reporting requirements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$212,832	$360,257
Accounts receivable—trade, net	40,767	24,435
Accounts receivable—other	253,350	212,397
Other current assets, net of allowance of $4,659 and $3,250 as of December 31, 2023 and 2022, respectively	429,299	351,300
Total current assets	936,248	948,389

Property and equipment, net	5,638,794	3,784,801
Customer notes receivable, net of allowance of $111,818 and $77,998 as of December 31, 2023 and 2022, respectively	3,735,986	2,466,149
Intangible assets, net	134,058	162,512
Goodwill	—	13,150
Other assets	895,885	961,891
Total assets (1)	$11,340,971	$8,336,892

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$355,791	$116,136
Accrued expenses	122,355	139,873
Current portion of long-term debt	483,497	214,431
Other current liabilities	133,649	71,506
Total current liabilities	1,095,292	541,946

Long-term debt, net	7,030,756	5,194,755
Other long-term liabilities	1,086,011	712,741
Total liabilities (1)	9,212,059	6,449,442

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	165,872	165,737

Stockholders' equity:
Common stock, 122,466,515 and 114,939,079 shares issued as of December 31, 2023 and 2022, respectively, at $0.0001 par value	12	11
Additional paid-in capital—common stock	1,755,461	1,637,847
Accumulated deficit	(228,583)	(364,782)
Total stockholders' equity	1,526,890	1,273,076
Noncontrolling interests	436,150	448,637
Total equity	1,963,040	1,721,713
Total liabilities, redeemable noncontrolling interests and equity	$11,340,971	$8,336,892

(1) The consolidated assets as of December 31, 2023 and 2022 include $5,297,816 and $3,201,271, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $54,674 and $40,382 as of December 31, 2023 and 2022, respectively; accounts receivable—trade, net of $13,860 and $8,542 as of December 31, 2023 and 2022, respectively; accounts receivable—other of $187,607 and $810 as of December 31, 2023 and 2022, respectively; other current assets of $693,772 and $422,364 as of December 31, 2023 and 2022, respectively; property and equipment, net of $4,273,478 and $2,680,587 as of December 31, 2023 and 2022, respectively; and other assets of $74,425 and $48,586 as of December 31, 2023 and 2022, respectively. The consolidated liabilities as of December 31, 2023 and 2022 include $278,016 and $66,441, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $197,072 and $9,015 as of December 31, 2023 and 2022, respectively; accrued expenses of $157 and $287 as of December 31, 2023 and 2022, respectively; other current liabilities of $7,269 and $4,420 as of December 31, 2023 and 2022, respectively; and other long-term liabilities of $73,518 and $52,719 as of December 31, 2023 and 2022, respectively.

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$720,653	$557,690	$241,752

Operating expense:
Cost of revenue—depreciation	130,261	96,280	76,474
Cost of revenue—inventory sales	176,371	178,310	—
Cost of revenue—other	120,865	52,487	21,834
Operations and maintenance	96,997	36,679	19,583
General and administrative	430,422	302,004	204,236
Goodwill impairment	13,150	—	—
Other operating income	(3,978)	(26,566)	(25,485)
Total operating expense, net	964,088	639,194	296,642

Operating loss	(243,435)	(81,504)	(54,890)

Interest expense, net	371,937	107,775	116,248
Interest income	(115,872)	(59,799)	(34,228)
Loss on extinguishment of long-term debt, net	—	—	9,824
Other (income) expense	3,949	(3,090)	516
Loss before income tax	(503,449)	(126,390)	(147,250)

Income tax (benefit) expense	(1,023)	3,886	260
Net loss	(502,426)	(130,276)	(147,510)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(84,465)	31,366	(9,382)
Net loss attributable to stockholders	$(417,961)	$(161,642)	$(138,128)

Net loss per share attributable to stockholders—basic and diluted	$(3.53)	$(1.41)	$(1.25)
Weighted average common shares outstanding—basic and diluted	118,344,728	114,451,034	110,881,630

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(502,426)	$(130,276)	$(147,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,387	108,167	85,600
Impairment and loss on disposals, net	56,592	8,459	3,655
Amortization of intangible assets	28,432	28,441	21,354
Amortization of deferred financing costs	25,226	13,640	14,050
Amortization of debt discount	19,174	9,342	9,949
Non-cash effect of equity-based compensation plans	25,535	24,218	17,236
Non-cash direct sales revenue	(60,590)	(8,484)	(1,212)
Provision for current expected credit losses and other bad debt expense	46,199	43,018	25,634
Unrealized (gain) loss on derivatives	67,318	(19,451)	(4,874)
Unrealized (gain) loss on fair value instruments and equity securities	188	(29,279)	(21,988)
Loss on extinguishment of long-term debt, net	—	—	9,824
Other non-cash items	7,332	(34,962)	5,695
Changes in components of operating assets and liabilities:
Accounts receivable	101,125	(159,295)	(53,261)
Other current assets	(105,743)	(119,794)	(129,810)
Other assets	(115,488)	(124,981)	(70,758)
Accounts payable	(5,493)	4,486	(6,392)
Accrued expenses	(11,213)	48,385	27,908
Other current liabilities	43,665	11,772	5,963
Other long-term liabilities	(10,782)	(6,832)	(293)
Net cash used in operating activities	(237,562)	(333,426)	(209,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,832,714)	(868,208)	(554,541)
Payments for investments and customer notes receivable	(909,488)	(1,236,228)	(728,926)
Proceeds from customer notes receivable	180,721	109,760	66,879
Payments for investments in solar receivables	—	—	(32,212)
Proceeds from investments in solar receivables	11,582	12,394	3,231
Other, net	5,238	680	4,353
Net cash used in investing activities	(2,544,661)	(1,981,602)	(1,241,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,507,828	2,903,727	2,235,939
Payments of long-term debt	(1,406,022)	(758,355)	(947,130)
Payments on notes payable	(7,151)	—	(34,555)
Payments of deferred financing costs	(75,920)	(30,791)	(31,324)
Payments of debt discounts	—	—	(2,324)
Purchase of capped call transactions	—	(48,420)	(91,655)
Proceeds from issuance of common stock, net	81,316	(3,190)	10,513
Contributions from redeemable noncontrolling interests and noncontrolling interests	692,894	449,398	350,121
Distributions to redeemable noncontrolling interests and noncontrolling interests	(48,986)	(29,771)	(15,854)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(11,881)	(13,091)	(8,805)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	5,971	—	—
Other, net	(6,998)	(802)	(476)
Net cash provided by financing activities	2,731,051	2,468,705	1,464,450
Net increase (decrease) in cash, cash equivalents and restricted cash	(51,172)	153,677	14,004
Cash, cash equivalents and restricted cash at beginning of period	545,574	391,897	377,893
Cash, cash equivalents and restricted cash at end of period	494,402	545,574	391,897
Restricted cash included in other current assets	(62,188)	(51,733)	(80,213)
Restricted cash included in other assets	(219,382)	(133,584)	(68,583)
Cash and cash equivalents at end of period	$212,832	$360,257	$243,101

	Year Ended December 31,
	2023	2022	2021
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$69,981	$32,008	$(1,979)
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$(24,025)	$31,908	$26,464
Note payable for financing the purchase of inventory	$—	$—	$32,301
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	$187,940	$2,959	$3,215
Non-cash conversion of convertible senior notes for common stock	$—	$—	$95,648
Non-cash issuance of common stock for investments in solar receivables	$—	$—	$44,353
Non-cash issuance of common stock for business acquisition	$—	$—	$128,224

Supplemental cash flow information:
Cash paid for interest	$283,985	$142,870	$88,256
Cash paid for income taxes	$14,726	$2,000	$190

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2020	$136,124	100,412,036	$10	$1,482,716	$(530,995)	$951,731	$192,826	$1,144,557
Cumulative-effect adjustment	—	—	—	—	2,254	2,254	—	2,254
Net income (loss)	6,991	—	—	—	(138,128)	(138,128)	(16,373)	(154,501)
Issuance of common stock, net	—	12,974,564	1	249,708	—	249,709	—	249,709
Equity component of debt instrument, net	—	—	—	(8,807)	—	(8,807)	—	(8,807)
Capped call transactions	—	—	—	(91,655)	—	(91,655)	—	(91,655)
Contributions from redeemable noncontrolling interests and noncontrolling interests	8,375	—	—	—	—	—	341,746	341,746
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,522)	—	—	—	—	—	(11,332)	(11,332)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(447)	—	—	—	—	—	(10,902)	(10,902)
Equity in subsidiaries attributable to parent	(1,118)	—	—	—	207,153	207,153	(206,035)	1,118
Equity-based compensation expense	—	—	—	17,236	—	17,236	—	17,236
Other, net	(67)	—	—	1	1	2	(3,148)	(3,146)
December 31, 2021	145,336	113,386,600	11	1,649,199	(459,715)	1,189,495	286,782	1,476,277
Net income (loss)	(22,487)	—	—	—	(161,642)	(161,642)	53,853	(107,789)
Issuance of common stock, net	—	1,552,479	—	12,849	—	12,849	—	12,849
Capped call transactions	—	—	—	(48,420)	—	(48,420)	—	(48,420)
Contributions from redeemable noncontrolling interests and noncontrolling interests	84,923	—	—	—	—	—	364,475	364,475
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,920)	—	—	—	—	—	(24,851)	(24,851)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,829)	—	—	—	—	—	(5,373)	(5,373)
Equity in subsidiaries attributable to parent	(33,020)	—	—	—	256,575	256,575	(223,555)	33,020
Equity-based compensation expense	—	—	—	24,218	—	24,218	—	24,218
Other, net	(266)	—	—	1	—	1	(2,694)	(2,693)
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net income (loss)	(8,443)	—	—	—	(417,961)	(417,961)	(76,022)	(493,983)
Issuance of common stock, net	—	7,527,436	1	92,079	—	92,080	—	92,080
Contributions from redeemable noncontrolling interests and noncontrolling interests	382,904	—	—	—	—	—	309,990	309,990
Distributions to redeemable noncontrolling interests and noncontrolling interests	(16,176)	—	—	—	—	—	(32,810)	(32,810)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(8,257)	—	—	—	—	—	(6,302)	(6,302)
Equity in subsidiaries attributable to parent	(348,705)	—	—	—	554,160	554,160	(205,455)	348,705
Equity-based compensation expense	—	—	—	25,535	—	25,535	—	25,535
Other, net	(1,188)	—	—	—	—	—	(1,888)	(1,888)
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 419,000 customers in more than 45 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions, such as home security and monitoring, smart home devices, modern heating, ventilation and air conditioning, generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to true vertically integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and, in the case of the latter, are able to also provide energy resiliency. Our customer agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a "loan") or paid in full by the customer (a "sale"); however, we also offer service plans and repair services for systems we did not originate. We make it possible in some states for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our customer agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Our ancillary products include both cash sales and loans with an initial term between one year and 20 years. Customer payments and rates can be fixed for the duration of the customer agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cash and Cash Equivalents

We maintain cash and cash equivalents, which consists principally of demand deposits, with investment-grade financial institutions. We are exposed to credit risk to the extent cash and cash equivalents balances exceed amounts covered by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2023 and 2022, we had cash and cash equivalents deposits of $187.0 million and $337.5 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of cash and cash equivalents.

Restricted Cash

We record cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Our restricted cash primarily represents cash held to service certain payments under the Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova TEP Holdings, LLC ("TEPH"), Helios II Issuer, LLC ("HELII"), Helios III Issuer, LLC ("HELIII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova TEP V-A, LLC ("TEPVA"), Sunnova TEP V-B, LLC ("TEPVB"), Sunnova TEP V-C, LLC ("TEPVC"), Sunnova TEP 6-B, LLC ("TEP6B"), Sunnova TEP 6-D, LLC ("TEP6D"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII"), Sunnova TEP 7-A, LLC ("TEP7A"), Sunnova TEP 7-B, LLC ("TEP7B"), Sunnova TEP 7-C, LLC ("TEP7C"), Sunnova TEP 7-D, LLC ("TEP7D"), Sunnova TEP 7-E, LLC ("TEP7E"), Sunnova TEP 7-F, LLC ("TEP7F"), Sunnova TEP 7-G, LLC ("TEP7G"), Sunnova TEP 8-C, LLC ("TEP8C"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Asset Portfolio 9, LLC ("AP9") and Sunnova Hestia I Issuer, LLC ("HESI") financing arrangements (see Note 9, Long-Term Debt and Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests) and balances collateralizing outstanding letters of credit related to a reinsurance agreement and one of our operating leases for office space (see Note 17, Commitments and Contingencies). The following table presents the detail of restricted cash as recorded in other current assets and other assets in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Debt and inverter reserves	$247,394	$132,634
Tax equity reserves	25,778	46,684
Other	8,398	5,999
Total (1)	$281,570	$185,317

(1) Of this amount, $62.2 million and $51.7 million is recorded in other current assets as of December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are exposed to credit risk to the extent restricted cash balances exceed amounts covered by the FDIC. As of December 31, 2023 and 2022, we had restricted cash deposits of $274.4 million and $179.8 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of restricted cash.

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$1,676	$1,044
Provision for current expected credit losses	4,978	2,858
Write off of uncollectible accounts	(4,370)	(2,490)
Recoveries	275	264
Balance at end of period	$2,559	$1,676

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from ITC sales and receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—other in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$—	$—
Provision for current expected credit losses	18,402	—
Write off of uncollectible accounts	(5,357)	—
Balance at end of period	$13,045	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. The following table presents the detail of inventory as recorded in other current assets in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Energy storage systems and components	$83,178	$74,968
Homebuilder construction in progress	36,461	43,116
Modules and inverters	27,143	32,798
Meters and modems	1,793	1,166
Other	—	65
Total	$148,575	$152,113

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

Concentration of Services and Equipment from Dealers

We utilize a network of approximately 475 dealers as of December 31, 2023. During the year ended December 31, 2023, two dealers accounted for approximately 20% and 16%, respectively, of our total expenditures to dealers. During the year ended December 31, 2022, three dealers accounted for approximately 26%, 16% and 11%, respectively, of our total expenditures to dealers. During the year ended December 31, 2021, two dealers accounted for approximately 28% and 13%, respectively, of our total expenditures to dealers. No other dealer accounted for more than 10% of our expenditures to dealers during the years ended December 31, 2023, 2022 and 2021.

Concentration of Revenue from Dealers

During the year ended December 31, 2023, one dealer accounted for approximately 16% of our total revenue. During the year ended December 31, 2022, one dealer accounted for approximately 16% of our total revenue. No other dealer accounted for more than 10% of our revenue during the years ended December 31, 2023, 2022 and 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present our financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,334	$—	$—	$69,334
Derivative assets	55,471	—	55,471	—
Total	$124,805	$—	$55,471	$69,334

Financial liabilities:
Contingent consideration	$19,916	$—	$—	$19,916
Total	$19,916	$—	$—	$19,916

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$72,171	$—	$—	$72,171
Derivative assets	112,712	—	112,712	—
Total	$184,883	$—	$112,712	$72,171

Financial liabilities:
Contingent consideration	$26,787	$—	$—	$26,787
Total	$26,787	$—	$—	$26,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of our investments in solar receivables are included in other operating income/expense in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial assets accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets (see Note 5, Detail of Certain Balance Sheet Captions) in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$72,171	$82,658
Additions	969	—
Settlements	(11,528)	(11,581)
Gain recognized in earnings	7,722	1,094
Balance at end of period	$69,334	$72,171

Changes in the fair value of our contingent consideration are included in other operating expense/income in the consolidated statements of operations. The following table summarizes the change in the fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$26,787	$67,895
Settlements	(10,832)	(16,014)
(Gain) loss recognized in earnings	3,961	(25,094)
Balance at end of period	$19,916	$26,787

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of December 31, 2023 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	30.00%
	Revenue risk premium	15.90%
	Risk-free discount rate	4.65%
Contingent consideration - microgrid earnout	Probability of success	10.00%
	Risk-free discount rate	4.65%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
PPA revenue	$123,646	$104,563	$86,087
Lease revenue	147,788	100,070	71,784
Inventory sales revenue	185,855	195,979	—
Service revenue	16,197	4,178	2,049
Direct sales revenue	60,590	8,484	1,212
Solar renewable energy certificate revenue	50,375	48,698	41,537
Cash sales revenue	96,072	72,425	27,176
Loan revenue	34,716	18,601	7,768
Other revenue	5,414	4,692	4,139
Total	$720,653	$557,690	$241,752

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $5.4 billion as of December 31, 2023, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 20 years as the vast majority of existing customer agreements have at least 20 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Service Revenue.    Service revenue includes sales of service plans and repair services. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which the service was performed.

Direct Sales Revenue.    Direct sales revenue includes revenue from the direct sale of solar energy systems and energy storage systems to customers with financing provided by us. We recognize revenue from the direct sale of solar energy systems and energy storage systems in the period in which the systems are placed in service.

Solar Renewable Energy Certificates.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2023 and 2022. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO®

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
score of 600 to 710 depending on certain circumstances, and we secure the loans with the solar energy systems, energy storage systems or accessories financed. The credit evaluation process is performed once for each customer at the time the customer is entering into the customer agreement with us.

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

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of PPAs. Deferred revenue was $297.8 million as of December 31, 2021. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Loans	$930,999	$586,128
PPAs and leases	55,651	24,893
Solar receivables	4,339	4,602
Other	14	—
Total (1)	$991,003	$615,623

(1) Of this amount, $50.8 million and $30.2 million is recorded in other current liabilities as of December 31, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2023 and 2022, we recognized revenue of $33.0 million and $16.0 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Contract Assets and Contract Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, production or predetermined schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method to reflect the transfer of control over time. Contract assets include unbilled amounts typically resulting from revenue under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retainage, included in contract assets, represents the amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. As of December 31, 2023 and 2022, contract assets were $279,000 and $0, respectively, and contract liabilities were $3.8 million and $0, respectively. The increase in contract assets was primarily attributed to revenue recognized on certain contracts partially offset by the timing of billings. The increase in contract liabilities was due to the timing of advance payments partially offset by revenue recognized during the period. During the years ended December 31, 2023 and 2022, we recognized revenue of $0 from amounts recorded in contract liabilities at the beginning of the respective years.

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

Property and Equipment

Solar Energy Systems and Energy Storage Systems.    Depreciation and amortization of solar energy systems and energy storage systems are calculated using the straight-line method over the estimated useful lives of the solar energy systems and energy storage systems and are recorded in cost of revenue—depreciation. While solar energy systems and energy storage systems are in the design, construction and installation stages prior to being placed in service, the development of the systems is accounted for through construction in progress. The components of the design, construction and installation of the solar energy systems and energy storage systems are as follows:

•Dealer's costs (engineering, procurement and construction)
•Direct costs (costs directly related to a solar energy system or energy storage system)
•Indirect costs (costs incurred in the design, construction and installation of the solar energy system or energy storage system but not directly associated with a particular asset)

Solar energy systems and energy storage systems are carried at the cost of acquisition or construction (including design and installation) less certain utility rebates and are depreciated over the useful lives of the assets. Depreciation begins when a solar energy system or energy storage system is placed in service. Costs associated with repair and maintenance of a solar energy system or energy storage system are expensed as incurred. Costs associated with improvements to a solar energy system or energy storage system, which extend the life, increase the capacity or improve the efficiency of the systems, are capitalized and depreciated over the remaining life of the asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

		As of December 31,
	Useful Lives	2023	2022
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$145,496
Customer relationships - servicing	10	3,471	3,471
Customer relationships - new customers	4	29,761	29,761
Trade name	15	11,899	11,899
Tax equity commitment	4	21,209	21,209
Software license	3	331	331
Trademark	3	68	68
Other	3-25	499	521
Intangible assets, gross		212,734	212,756
Less: accumulated amortization		(78,676)	(50,244)
Intangible assets, net		$134,058	$162,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
2024	$28,450
2025	18,893
2026	15,707
2027	15,707
2028	15,707
2029 and thereafter	39,594
Total	$134,058

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP. Our annual assessment date is October 31. We utilized a qualitative assessment and concluded it was more likely than not the carrying amount was greater than the fair value due to a sustained decline in our share price. Our review considered performance compared to released guidance, renewable market factors, liquidity and market capitalization including stock price along with other market factors including interest rate changes and inflation. Based on this assessment, we performed a quantitative assessment using the market approach. Our market capitalization, after consideration of a control premium, was lower than the book value of equity and thus, we recognized goodwill impairment of $13.2 million in the fourth quarter of 2023.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in current portion of long-term debt, current portion of long-term debt—affiliates, long-term debt, net and long-term debt, net—affiliates (see Note 9, Long-Term Debt) for term loans or in other current assets and other assets for revolving credit facilities and debt and equity transactions not yet completed, in the consolidated balance sheets. The following table presents the changes in net deferred financing costs:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$76,525	$56,056
Capitalized	77,062	34,109
Amortized	(25,226)	(13,640)
Balance at end of period	$128,361	$76,525

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Obligations

In connection with our customer agreements, we warrant the solar energy systems against defects in workmanship, against component or materials breakdowns and against any damages to rooftops during the installation process. The dealers' warranties on the workmanship, including work during the installation process, and the manufacturers' warranties over component parts have a range of warranty periods which are generally 10 to 25 years. As of December 31, 2023 and 2022, a warranty reserve of $6.0 million and $3.0 million, respectively, is recorded in other long-term liabilities in the consolidated balance sheets.

Advertising Costs

We expense advertising costs as they are incurred to general and administrative expense in the consolidated statements of operations. We recognized advertising expense of $5.0 million, $2.5 million and $1.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Defined Contribution Plan

In April 2015, we established the Sunnova Energy Corporation 401(k) Profit Sharing Plan ("401(k) plan") available to employees who meet the 401(k) plan's eligibility requirements. The 401(k) plan allows participants to contribute a percentage of their compensation to the 401(k) plan up to the limits set forth in the Internal Revenue Code. We may make additional discretionary contributions to the 401(k) plan as a percentage of total participant contributions, subject to established limits. Participants are fully vested in their contributions and any safe harbor matching contributions we make. We made safe harbor matching contributions of $4.2 million, $1.8 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded in general and administrative expense in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Redeemable Noncontrolling Interests and Noncontrolling Interests

Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries (the "tax equity entities"). For these tax equity entities, we have determined the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interests in the consolidated balance sheets represent the amounts third-party investors would hypothetically receive at each balance sheet date under the liquidation provisions of the operating agreements, assuming the net assets of the subsidiaries were liquidated at amounts determined in accordance with GAAP and distributed to the investors. The noncontrolling interest balances in these subsidiaries are reported as a component of equity in the consolidated balance sheets. The amount of income or loss allocated to noncontrolling interests in the results of operations for the subsidiaries using HLBV are determined as the difference in the noncontrolling interest balances in the consolidated balance sheets at the start and end of each reporting period, after taking into account any capital transactions between the subsidiaries and the third-party investors. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the consolidated statements of operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity in the consolidated balance sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows at the time the redemption feature can be exercised. The redeemable noncontrolling interests and noncontrolling interests are recorded net of related issuance costs and net of the basis difference in the solar energy systems transferred to the tax equity entities in the consolidated balance sheets. This basis difference is reflected as equity in subsidiaries attributable to parent in the consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements of redeemable noncontrolling interests and equity. When we exercise our purchase option to purchase the Class A member's interest in a tax equity entity, the difference between the purchase price and carrying value of the redeemable noncontrolling interest or noncontrolling interest immediately prior to the purchase is reflected as an adjustment to accumulated deficit and no gain or loss is recognized in the consolidated statements of operations.

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of December 31, 2023, our liability for self-insured claims was $3.5 million, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of December 31, 2023; however, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions.

Sales of Investment Tax Credits ("ITCs")

In 2023, we entered into tax credit purchase and sale agreements with third-party purchasers to sell to such third-party purchasers, for cash, the Section 48(a) ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interest or noncontrolling interest. As of December 31, 2023, accounts receivable from ITC sales of $200.7 million is recorded in accounts receivable—other in the consolidated balance sheet. During the year ended December 31, 2023, we recognized ITC sales of $207.4 million, of which $16.6 million is recorded in income tax benefit in the consolidated statement of operations and $190.8 million is recorded in redeemable noncontrolling interest in the consolidated balance sheet.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, to refine and ensure a broader and more transparent representation of segment-related financial activities. This ASU is effective for annual periods beginning in January 2024. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, to improve the transparency and effectiveness of income tax disclosures, including rate reconciliation and income taxes paid. This ASU is effective for annual periods beginning in January 2025. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the consolidated balance sheets:

		As of December 31,
	Useful Lives	2023	2022
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$5,443,796	$3,719,727
Construction in progress		530,180	329,893
Asset retirement obligations	30	78,538	57,063
Information technology systems	3	130,300	72,797
Computers and equipment	3-5	7,503	4,976
Leasehold improvements	3-6	6,170	5,558
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	419	157
Property and equipment, gross		6,199,718	4,192,983
Less: accumulated depreciation		(560,924)	(408,182)
Property and equipment, net		$5,638,794	$3,784,801

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $489.7 million and $360.1 million as of December 31, 2023 and 2022, respectively.

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

Typhoon Mawar in Guam and Northern Mariana Islands.    In May 2023, Typhoon Mawar made landfall in Guam and the Northern Mariana Islands causing significant wind and water damage to the islands' infrastructure, residences and businesses. We had no material damages to our solar energy systems and energy storage systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wildfires in Hawaii.    In August 2023, a series of wildfires broke out in Hawaii causing widespread damage to the island's infrastructure, residences and businesses. We had no material damages to our solar energy systems and energy storage systems.

During the years ended December 31, 2023 and 2022, we incurred (a) $1.6 million and $633,000, respectively, related to third-parties helping our customers, primarily restarting batteries and (b) $730,000 and $532,000, respectively, related to employees performing similar type work or other work related to the hurricanes. The following table presents the impact of the natural disaster losses as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operations and maintenance expense:
Impairment of solar energy systems due to natural disaster losses	$3,865	$—	$—
Insurance proceeds received/expected to be received—property damage	(3,400)	—	—
Insurance proceeds received—business interruption	(350)	—	—
Other natural disaster-related charges	1,635	633	—
General and administrative expense:
Other natural disaster-related charges	730	532	—
Total	$2,480	$1,165	$—

(5) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Inventory	$148,575	$152,113
Current portion of customer notes receivable	176,562	114,910
Restricted cash	62,188	51,733
Prepaid assets	25,996	17,492
Deferred receivables	7,601	7,392
Current portion of investments in solar receivables	7,457	7,107
Other	920	553
Total	$429,299	$351,300

The following table presents the detail of other assets as recorded in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Construction in progress - customer notes receivable	$159,066	$382,611
Restricted cash	219,382	133,584
Exclusivity and other bonus arrangements with dealers, net	166,359	121,313
Investments in solar receivables	61,877	65,064
Straight-line revenue adjustment, net	62,941	53,086
Other	226,260	206,233
Total	$895,885	$961,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other current liabilities as recorded in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Interest payable	$67,647	$35,258
Deferred revenue	50,815	30,172
Current portion of operating and finance lease liability	4,231	3,247
Current portion of performance guarantee obligations	2,667	2,495
Other	8,289	334
Total	$133,649	$71,506

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$69,869	$54,396
Additional obligations incurred	21,529	11,871
Accretion expense	4,905	3,701
Other	(76)	(99)
Balance at end of period	$96,227	$69,869

(7) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the consolidated balance sheets and the corresponding fair values:

	As of December 31,
	2023	2022
	(in thousands)
Customer notes receivable	$4,029,025	$2,662,307
Allowance for credit losses	(116,477)	(81,248)
Customer notes receivable, net	$3,912,548	$2,581,059
Estimated fair value, net	$3,800,754	$2,554,948

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the consolidated balance sheets:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$81,248	$41,138
Provision for current expected credit losses	35,229	40,074
Recoveries	—	36
Balance at end of period	$116,477	$81,248

As of December 31, 2023 and 2022, we invested $159.1 million and $382.6 million, respectively, in loan solar energy systems, energy storage systems and accessories not yet placed in service. For the years ended December 31, 2023 and 2022, interest income related to our customer notes receivable was $98.8 million and $56.4 million, respectively. As of December 31, 2023 and 2022, accrued interest receivable related to our customer notes receivable was $14.3 million and $10.2 million, respectively. As of December 31, 2023 and 2022, there was $34.2 million and $12.6 million, respectively, of customer notes receivable not accruing interest and there was $754,000 and $278,000, respectively, of allowance recorded for loans on nonaccrual status. For the years ended December 31, 2023 and 2022, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $63,000 and $514,000, respectively, was written off by reversing interest income.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of December 31,
	2023	2022
	(in thousands)
1-90 days past due	$164,150	$91,668
91-180 days past due	40,428	16,859
Greater than 180 days past due	77,110	14,504
Total past due	281,688	123,031
Not past due	3,747,337	2,539,276
Total	$4,029,025	$2,662,307

As of December 31, 2023 and 2022, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $83.3 million and $31.4 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Payment performance:
Performing	$1,482,469	$1,339,528	$692,995	$212,119	$109,781	$115,023	$3,951,915
Nonperforming (1)	8,612	30,877	19,148	5,491	4,792	8,190	77,110
Total	$1,491,081	$1,370,405	$712,143	$217,610	$114,573	$123,213	$4,029,025

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

We established criteria for eligibility that ensures each solar energy system is operational, in service, in good standing and no liens or encumbrances exist. We continue to provide all operations, maintenance and asset management services to EAH Lessor related to the leased solar energy systems. EAH Lessor's residual interest in the solar energy systems comes from any customer renewal exercised after the twentieth anniversary of the contract term of the customer agreement, the remainder of the useful life of the solar energy system after the termination of the customer agreement and any tax incentives (including Section 48(a) ITCs) associated with the ownership of the solar energy system.

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

(9) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, EZOP, HELII, RAYSI, HELIII, TEPH, SOLI, HELIV, AP8, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, IS, SOLV, HELXI, HELXII, AP9 and HESI. The following table presents the detail of long-term debt, net as recorded in the consolidated balance sheets:

	Year Ended December 31, 2023 Weighted Average Effective Interest Rates	As of December 31, 2023		Year Ended December 31, 2022 Weighted Average Effective Interest Rates	As of December 31, 2022
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.03%	600,000	—	3.11%	600,000	—
Debt discount, net		(19,174)	—		(24,324)	—
Deferred financing costs, net		(748)	—		(920)	—
Sunnova Energy Corporation
Notes payable	7.07%	—	3,084		—	—
5.875% senior notes	6.53%	400,000	—	6.52%	400,000	—
11.75% senior notes	12.02%	400,000	—		—	—
Debt discount, net		(13,288)	—		(3,767)	—
Deferred financing costs, net		(12,119)	—		(7,339)	—
EZOP
Revolving credit facility	8.72%	511,000	—	5.10%	500,000	—
Debt discount, net		(302)	—		(532)	—
HELII
Solar asset-backed notes	5.64%	194,933	9,065	5.69%	204,016	8,632
Debt discount, net		(24)	—		(30)	—
Deferred financing costs, net		(2,926)	—		(3,591)	—
RAYSI
Solar asset-backed notes	5.55%	105,096	6,349	5.54%	105,878	9,957
Debt discount, net		(753)	—		(960)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net		(3,004)	—		(3,451)	—
HELIII
Solar loan-backed notes	4.43%	86,232	9,983	4.42%	94,247	10,438
Debt discount, net		(1,250)	—		(1,536)	—
Deferred financing costs, net		(1,200)	—		(1,474)	—
TEPH
Revolving credit facility	10.03%	1,036,600	—	7.74%	425,700	—
Debt discount, net		(1,168)	—		(2,043)	—
SOLI
Solar asset-backed notes	3.91%	335,874	12,965	3.92%	348,962	16,063
Debt discount, net		(74)	—		(87)	—
Deferred financing costs, net		(5,769)	—		(6,827)	—
HELIV
Solar loan-backed notes	4.16%	97,458	10,854	4.15%	105,655	11,494
Debt discount, net		(417)	—		(564)	—
Deferred financing costs, net		(1,955)	—		(2,609)	—
AP8
Revolving credit facility	9.42%	—	215,000	20.52%	74,535	465
SOLII
Solar asset-backed notes	3.90%	221,955	7,195	3.41%	232,276	6,409
Debt discount, net		(56)	—		(64)	—
Deferred financing costs, net		(3,948)	—		(4,576)	—
HELV
Solar loan-backed notes	2.49%	134,473	13,496	2.47%	143,940	14,367
Debt discount, net		(540)	—		(690)	—
Deferred financing costs, net		(2,094)	—		(2,661)	—
SOLIII
Solar asset-backed notes	2.81%	257,545	15,762	2.78%	275,779	16,632
Debt discount, net		(102)	—		(117)	—
Deferred financing costs, net		(4,871)	—		(5,616)	—
HELVI
Solar loan-backed notes	2.10%	159,901	13,521	2.08%	167,669	16,770
Debt discount, net		(32)	—		(40)	—
Deferred financing costs, net		(2,345)	—		(2,909)	—
HELVII
Solar loan-backed notes	2.53%	123,494	10,221	2.50%	126,856	16,058
Debt discount, net		(31)	—		(38)	—
Deferred financing costs, net		(1,797)	—		(2,193)	—
HELVIII
Solar loan-backed notes	3.62%	243,020	19,995	3.54%	250,014	31,099
Debt discount, net		(4,355)	—		(5,267)	—
Deferred financing costs, net		(3,395)	—		(4,080)	—
SOLIV
Solar asset-backed notes	5.90%	325,612	8,464	5.76%	338,251	8,080
Debt discount, net		(9,440)	—		(11,190)	—
Deferred financing costs, net		(6,759)	—		(7,996)	—
HELIX
Solar loan-backed notes	5.64%	196,174	15,246	5.46%	193,837	29,632
Debt discount, net		(3,027)	—		(3,589)	—
Deferred financing costs, net		(2,798)	—		(3,303)	—
HELX
Solar loan-backed notes	7.38%	200,842	19,996	6.23%	162,301	18,335
Debt discount, net		(17,015)	—		(12,459)	—
Deferred financing costs, net		(3,064)	—		(3,319)	—
IS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit facility	8.90%	31,300	—	—	—
SOLV
Solar asset-backed notes	6.93%	312,844	7,775	—	—
Debt discount, net		(15,491)	—	—	—
Deferred financing costs, net		(6,682)	—	—	—
HELXI
Solar loan-backed notes	6.29%	247,251	31,240	—	—
Debt discount, net		(12,007)	—	—	—
Deferred financing costs, net		(5,195)	—	—	—
HELXII
Solar loan-backed notes	6.71%	210,263	26,661	—	—
Debt discount, net		(13,065)	—	—	—
Deferred financing costs, net		(4,135)	—	—	—
AP9
Revolving credit facility	19.30%	12,118	—	—	—
Debt discount, net		(572)	—	—	—
HESI
Solar loan-backed notes	10.94%	213,432	26,625	—	—
Debt discount, net		(7,616)	—	—	—
Deferred financing costs, net		(7,058)	—	—	—
Total		$7,030,756	$483,497	$5,194,755	$214,431

Availability.    As of December 31, 2023, we had $733.0 million of available borrowing capacity under our various financing arrangements, consisting of $364.0 million under the EZOP revolving credit facility, $272.4 million under the TEPH revolving credit facility, $18.7 million under the IS revolving credit facility, $52.9 million under the AP9 revolving credit facility and $25.0 million under the BMB revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of December 31, 2023, we were in compliance with all debt covenants under our financing arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sunnova Energy Corporation Debt.    In August 2021, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 5.875% senior notes ("5.875% senior notes") at a discount to the initial purchasers of approximately 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation. In June 2023, Sunnova Energy Corporation entered into an arrangement to finance $6.8 million of insurance premiums at an annual interest rate of 7.24% over ten months. In August 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.5 million of insurance premiums at an annual interest rate of 7.49% over ten months. In September 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.9 million of insurance premiums at an annual interest rate of 7.49% over nine months. In September 2023, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes ("11.75% senior notes") at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation.

EZOP Debt.    In April 2017, EZOP, a special purpose entity, entered into a secured revolving credit facility with Credit Suisse AG, New York Branch, as agent, and the lenders party thereto, for an aggregate commitment amount of $100.0 million with a maturity date of April 2019. In August 2017, the aggregate commitment amount was reduced to $70.0 million and in March 2019, the aggregate commitment amount was increased to $200.0 million. The EZOP revolving credit facility allows for the pooling and transfer of eligible loans on a non-recourse basis subject to certain limited exceptions. The proceeds of the loans under the EZOP revolving credit facility are available to purchase or otherwise acquire loans (which we originated) directly from Sunnova Asset Portfolio 7 Holdings, LLC ("AP7H") pursuant to a sale and contribution agreement, fund certain reserve accounts that are required to be maintained by EZOP in accordance with the EZOP revolving credit agreement and pay fees and expenses incurred in connection with the EZOP revolving credit facility. The amount available for borrowings at any one time under the EZOP revolving credit facility is limited to a borrowing base amount determined at each borrowing and calculated based on the aggregate solar loan balance of eligible solar loans of EZOP multiplied by the weighted average advance rate.

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

In March 2021, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date to November 2023 and (b) increase the uncommitted maximum facility amount from $200.0 million to $350.0 million. In June 2022, we amended the EZOP revolving credit facility to, among other things, (a) extend the scheduled commitment termination date to May 2024, (b) extend the facility maturity date to November 2024, (c) increase the aggregate commitment amount from $200.0 million to $400.0 million, subject to reductions based on the outstanding principal balance of advances over certain time periods, (d) increase the uncommitted maximum facility amount from $350.0 million to $475.0 million, (e) modify the interest rate on borrowings from accruing based on the London interbank offered rate ("LIBOR") to accruing based on Term SOFR (as defined by such revolving credit facility), plus a Term SOFR (as defined by such revolving credit facility) spread adjustment, (f) add an amortization event related to certain of our subsidiaries ceasing to originate solar loans (subject to certain thresholds, time periods and exceptions set forth therein), (g) add concentration limits for solar loans (1) with obligors with credit scores below certain thresholds and (2) for which the original principal balance exceeds a certain threshold and (h) modify eligibility requirements for solar loans to increase the permitted maximum original principal balance. In July 2022, we amended the EZOP revolving credit facility to, among other things, increase the uncommitted maximum facility amount from $475.0 million to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$535.0 million until the earlier to occur of (a) September 29, 2022 and (b) the date upon which a specific sale of borrowing base assets and a related prepayment of outstanding debt thereunder occurs, upon the occurrence of which the uncommitted maximum facility amount will return to $475.0 million. In August 2022, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $400.0 million to $450.0 million, (b) increase the uncommitted maximum facility amount from $535.0 million to $585.0 million, (c) amend certain provisions addressing the allocation of advances and principal payments among the lenders, (d) amend certain provisions addressing lender consent rights and related matters and (e) include certain provisions addressing service incentives and related matters. In September 2022, we amended the EZOP revolving credit facility to, among other things, (a) decrease the uncommitted maximum facility amount from $585.0 million to $575.0 million and (b) amend certain provisions related to the agent's allocation of certain payments made to the lenders.

In February 2023, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $450.0 million to $675.0 million, (b) increase the uncommitted maximum facility amount from $575.0 million to $800.0 million, (c) amend certain provisions related to the allocation of certain payments made to the lenders, (d) amend certain provisions related to excess concentration limits and eligibility criteria to permit us and our affiliates to provide warranties of, and replacements for, load controllers and generators in connection with the related solar loan contracts and (e) add provisions to allow EZOP to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the EZOP revolving credit facility. In February 2023, Credit Suisse AG ("Credit Suisse") sold a significant part of its Securitized Products Group (the "Credit Suisse Securitized Products Sale") to Apollo Global Management ("Apollo"). Subsequently, Apollo publicly announced the majority of the assets and professionals associated with the sale are now part of or managed by ATLAS SP Partners, a new stand-alone credit firm focused on asset-backed financing and capital markets solutions ("Atlas"). In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "EZOP Assignment") under the EZOP revolving credit facility. In connection with the EZOP Assignment, Credit Suisse AG, New York Branch ("CSNYB") resigned as the agent under the EZOP revolving credit facility, Atlas Securitized Products Holdings, L.P. (the "Successor Agent") was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the EZOP revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the EZOP revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the EZOP Assignment, we amended the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $675.0 million to $775.0 million, (b) increase the uncommitted maximum facility amount from $800.0 million to $900.0 million, (c) amend and supplement certain defaulting lender provisions and (d) update the references from CSNYB, the predecessor agent, to Atlas, the successor agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the EZOP revolving credit facility and pursuant to the EZOP Assignment, had assigned their loans and commitments to lenders affiliated with Atlas). In August 2023, we amended and restated the EZOP revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $775.0 million to $875.0 million, (b) increase the uncommitted maximum facility amount from $900.0 million to $1.0 billion, (c) extend the maturity date from November 2024 to November 2025 and (d) amend the Advance Rate (as defined therein). In October 2023, we amended the EZOP revolving credit facility to, among other things, reallocate commitments among the lenders.

HELII Debt.    In November 2018, we pooled and transferred eligible solar energy systems and the related asset receivables into HELII, a special purpose entity, that issued $202.0 million in aggregate principal amount of Series 2018-1 Class A solar asset-backed notes and $60.7 million in aggregate principal amount of Series 2018-1 Class B solar asset-backed notes (collectively, the "HELII Notes") with a maturity date of July 2048. The HELII Notes were issued at a discount of 0.02% for Class A and 0.02% for Class B and bear interest at an annual rate equal to 4.87% and 7.71% for the Class A and Class B notes, respectively. The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the HELII Notes and satisfy HELII's expenses, and any remaining cash can be distributed to Helios Depositor II, LLC, HELII's sole member. In connection with the HELII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar energy systems pursuant to the servicing agreement and (c) Sunnova ABS Holdings, LLC's obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to HELII pursuant to the sale and contribution agreement. HELII is also required to maintain certain reserve accounts for the benefit of the holders of the HELII Notes, each of which must remain funded at all times to the levels specified in the HELII Notes. The indenture requires HELII to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and scheduled principal due on the HELII Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the HELII Notes have no recourse to our other assets except as expressly set forth in the HELII Notes.

RAYSI Debt.    In March 2019, we pooled and transferred eligible solar energy systems and the related asset receivables into RAYSI, a special purpose entity, that issued $118.1 million in aggregate principal amount of Series 2019-1 Class A solar asset-backed notes with a maturity date of April 2044 and $15.0 million in aggregate principal amount of Series 2019-1 Class B solar asset-backed notes with a maturity date of April 2034. The notes were issued with no discount for Class A and at a discount of 6.50% for Class B and bear interest at an annual rate equal to 4.95% and 6.35% for the Class A and Class B notes, respectively. In June 2019, RAYSI issued $6.4 million in aggregate principal amount of 2019-2 Class B solar asset-backed notes with a maturity date of April 2034 pursuant to a supplemental note purchase agreement at a discount rate of 10.50% and bear interest at an annual rate equal to 6.35%. The notes issued by RAYSI are referred to as the "RAYSI Notes". The cash flows generated by these solar energy systems are used to service the semi-annual principal and interest payments on the RAYSI Notes and satisfy RAYSI's expenses, and any remaining cash can be distributed to Sunnova RAYS Depositor II, LLC, RAYSI's sole member. In connection with the RAYSI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management, servicing, facility administration and asset management agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing, facility administration and asset management agreements, (b) the managing member's obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to RAYSI pursuant to the related sale and contribution agreement. RAYSI is also required to maintain certain reserve accounts for the benefit of the holders of the RAYSI Notes, each of which must remain funded at all times to the levels specified in the RAYSI Notes. The indenture requires RAYSI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the RAYSI Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The indenture contains cross-default provisions under which a material default by (a) RAYSI or (b) a tax equity fund under the applicable tax equity transaction documents would, upon the expiration of certain time periods, result in an event of default under the RAYSI indenture. The holders of the RAYSI Notes have no recourse to our other assets except as expressly set forth in the RAYSI Notes.

HELIII Debt.    In June 2019, we pooled and transferred eligible solar loans and the related receivables into HELIII, a special purpose entity, that issued $139.7 million in aggregate principal amount of Series 2019-A Class A solar loan-backed notes, $14.9 million in aggregate principal amount of Series 2019-A Class B solar loan-backed notes and $13.0 million in aggregate principal amount of Series 2019-A Class C solar loan-backed notes (collectively, the "HELIII Notes") with a maturity date of June 2046. The HELIII Notes were issued at a discount of 0.03% for Class A, 0.01% for Class B and 0.03% for Class C and bear interest at an annual rate of 3.75%, 4.49% and 5.32% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the semi-annual principal and interest payments on the HELIII Notes and satisfy HELIII's expenses, and any remaining cash can be distributed to Sunnova Helios III Depositor, LLC, HELIII's sole member. In connection with the HELIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements, (b) the managing member's obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIII pursuant to the related sale and contribution agreement. HELIII is also required to maintain certain reserve accounts for inverter replacement and a capitalized interest reserve account for the benefit of the holders of the HELIII Notes, each of which must remain funded at all times to the levels specified in the HELIII Notes. The holders of the HELIII Notes have no recourse to our other assets except as expressly set forth in the HELIII Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In March 2023, in connection with the Credit Suisse Securitized Products Sale, certain of our subsidiaries consented to the assignment of the loans and commitments of the Credit Suisse lenders to the Atlas lenders (such assignment, the "TEPH Assignment") under the TEPH revolving credit facility. In connection with the TEPH Assignment, CSNYB resigned as the agent under the TEPH revolving credit facility, Atlas was appointed as the successor agent thereunder and, in connection with such appointment, the Successor Agent assumed the agent roles under the TEPH revolving credit facility. In connection with the appointment of Atlas as Successor Agent, the borrowers and the lenders party to the applicable agency resignation and appointment agreements consented to, among other things, Atlas' ability to assign the agent role under the TEPH revolving credit facility to one of its affiliates subject to certain conditions set forth therein. In March 2023, after the TEPH Assignment, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $600.0 million to $700.0 million, (b) increase the uncommitted maximum facility amount from $689.7 million to $789.7 million, (c) add provisions to allow TEPH to request an increase in the aggregate commitment amount (subject to certain conditions) by adding additional lenders to the TEPH revolving credit facility, (d) amend and supplement certain defaulting lender provisions, (e) modify the hedging provisions to give all hedge counterparties the benefit of certain payment priorities and certain other terms previously limited to qualifying hedge counterparties (as defined by such revolving credit facility), to extend the time period for the event of default resulting from hedge counterparties ceasing to be qualifying hedge counterparties and to make other hedge-related amendments, (f) update the references from CSNYB, the predecessor administrative agent, to Atlas, the successor administrative agent, and remove or modify certain provisions related to the borrowing, funding and allocation of payments among the previous lender syndicate (that previously included lenders affiliated with Credit Suisse that, prior to the date of the amendment to the TEPH revolving credit facility and pursuant to the TEPH Assignment, had assigned their loans and commitments to lenders affiliated with Atlas), (g) add European Union bail-in provisions and (h) add certain syndication-related provisions. In August 2023, we amended the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $700.0 million to $769.3 million, (b) increase the uncommitted maximum facility amount from $789.7 million to $859.0 million and (c) extend the maturity date from November 2024 to November 2025. In November 2023, we amended and restated the TEPH revolving credit facility to, among other things, (a) increase the aggregate commitment amount from $769.3 million to $1.309 billion and (b) increase the uncommitted maximum facility amount from $859.0 million to $1.575 billion. In December 2023, an additional lender joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.309 billion to $1.311 billion.

SOLI Debt.    In February 2020, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLI, a special purpose entity, that issued $337.1 million in aggregate principal amount of Series 2020-1 Class A solar asset-backed notes and $75.4 million in aggregate principal amount of Series 2020-1 Class B solar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
asset-backed notes (collectively, the "SOLI Notes") with a maturity date of January 2055. The SOLI Notes were issued at a discount of 0.89% for Class A and 0.85% for Class B and bear interest at an annual rate equal to 3.35% and 5.54% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems of SOLI's subsidiaries are used to service the quarterly principal and interest payments on the SOLI Notes and satisfy SOLI's expenses, and any remaining cash can be distributed to Sunnova Sol Depositor, LLC, SOLI's sole member. In connection with the SOLI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLI pursuant to the sale and contribution agreement. SOLI is also required to maintain certain reserve accounts for the benefit of the holders of the SOLI Notes, each of which must remain funded at all times to the levels specified in the SOLI Notes. The indenture requires SOLI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLI Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLI Notes have no recourse to our other assets except as expressly set forth in the SOLI Notes.

HELIV Debt.    In June 2020, we pooled and transferred eligible solar loans and the related receivables into HELIV, a special purpose entity, that issued $135.9 million in aggregate principal amount of Series 2020-A Class A solar loan-backed notes and $22.6 million in aggregate principal amount of Series 2020-A Class B solar loan-backed notes (collectively, the "HELIV Notes") with a maturity date of June 2047. The HELIV Notes were issued at a discount of 0.01% for Class A and 4.18% for Class B and bear interest at an annual rate of 2.98% and 7.25% for the Class A and Class B notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELIV Notes and satisfy HELIV's expenses, and any remaining cash can be distributed to Sunnova Helios IV Depositor, LLC, HELIV's sole member. In connection with the HELIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIV pursuant to the related sale and contribution agreement. HELIV is also required to maintain certain reserve accounts for the benefit of the holders of the HELIV Notes, each of which must be funded at all times to the levels specified in the HELIV Notes. The holders of the HELIV Notes have no recourse to our other assets except as expressly set forth in the HELIV Notes.

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

In connection with the AP8 revolving credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) Sunnova Asset Portfolio 8 Holdings, LLC's obligations to repurchase or substitute certain ineligible solar loans sold to AP8 pursuant to certain sale and contribution agreements, (d) the obligation of AP8 to cure any condition that has caused a solar asset to become a defective solar asset or pay certain liquidated damages, (e) the performance by AP8 of certain obligations in respect of its role as managing member of the financing funds under the credit agreement, (f) certain indemnification obligations related to its affiliates in connection with the AP8 revolving credit facility and (g) the obligation of AP8 under the AP8 revolving credit facility to the extent a default is caused by a misappropriation of funds or certain insolvency events related to AP8, but does not provide a general guarantee of the creditworthiness of the assets of AP8 pledged as the collateral for the AP8 revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restrictions on the use of proceeds from the AP8 revolving credit facility. In addition, AP8's obligations under the AP8 revolving credit facility are guaranteed by certain subsidiaries of AP8.

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

SOLII Debt.    In November 2020, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLII, a special purpose entity, that issued $209.1 million in aggregate principal amount of Series 2020-2 Class A solar asset-backed notes and $45.6 million in aggregate principal amount of Series 2020-2 Class B solar asset-backed notes (collectively, the "SOLII Notes") with a maturity date of November 2055. The SOLII Notes were issued at a discount of 0.03% for Class A and 0.05% for Class B and bear interest at an annual rate equal to 2.73% and 5.47% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems of SOLII's subsidiaries are used to service the quarterly principal and interest payments on the SOLII Notes and satisfy SOLII's expenses, and any remaining cash can be distributed to Sunnova Sol II Depositor, LLC, SOLII's sole member. In connection with the SOLII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLII pursuant to the sale and contribution agreement. SOLII is also required to maintain certain reserve accounts for the benefit of the holders of the SOLII Notes, each of which must remain funded at all times to the levels specified in the SOLII Notes. The indenture requires SOLII to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLII Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLII Notes have no recourse to our other assets except as expressly set forth in the SOLII Notes.

HELV Debt.    In February 2021, we pooled and transferred eligible solar loans and the related receivables into HELV, a special purpose entity, that issued $150.1 million in aggregate principal amount of Series 2021-A Class A solar loan-backed notes and $38.6 million in aggregate principal amount of Series 2021-A Class B solar loan-backed notes (collectively, the "HELV Notes") with a maturity date of February 2048. The HELV Notes were issued at a discount of 0.001% for Class A and 2.487% for Class B and bear interest at an annual rate of 1.80% and 3.15% for the Class A and Class B notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELV Notes and satisfy HELV's expenses, and any remaining cash can be distributed to Sunnova Helios V Depositor, LLC, HELV's sole member. In connection with the HELV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELV pursuant to the related sale and contribution agreement. HELV is also required to maintain certain reserve accounts for the benefit of the holders of the HELV Notes, each of which must be funded at all times to the levels specified in the HELV Notes. The holders of the HELV Notes have no recourse to our other assets except as expressly set forth in the HELV Notes.

SOLIII Debt.    In June 2021, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIII, a special purpose entity, that issued $319.0 million in aggregate principal amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HELVI Debt.    In July 2021, we pooled and transferred eligible solar loans and the related receivables into HELVI, a special purpose entity, that issued $106.2 million in aggregate principal amount of Series 2021-B Class A solar loan-backed notes and $106.2 million in aggregate principal amount of Series 2021-B Class B solar loan-backed notes (collectively, the "HELVI Notes") with a maturity date of July 2048. The HELVI Notes were issued at a discount of 0.01% for Class A and 0.04% for Class B and bear interest at an annual rate of 1.62% and 2.01% for the Class A and Class B notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVI Notes and satisfy HELVI's expenses, and any remaining cash can be distributed to Sunnova Helios VI Depositor, LLC, HELVI's sole member. In connection with the HELVI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVI pursuant to the related sale and contribution agreement. HELVI is also required to maintain certain reserve accounts for the benefit of the holders of the HELVI Notes, each of which must be funded at all times to the levels specified in the HELVI Notes. The holders of the HELVI Notes have no recourse to our other assets except as expressly set forth in the HELVI Notes.

HELVII Debt.    In October 2021, we pooled and transferred eligible solar loans and the related receivables into HELVII, a special purpose entity, that issued $68.4 million in aggregate principal amount of Series 2021-C Class A solar loan-backed notes, $55.9 million in aggregate principal amount of Series 2021-C Class B solar loan-backed notes and $31.5 million in aggregate principal amount of Series 2021-C Class C solar loan-backed notes (collectively, the "HELVII Notes") with a maturity date of October 2048. The HELVII Notes were issued at a discount of 0.04% for Class A, 0.03% for Class B and 0.01% for Class C and bear interest at an annual rate of 2.03%, 2.33% and 2.63% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVII Notes and satisfy HELVII's expenses, and any remaining cash can be distributed to Sunnova Helios VII Depositor, LLC, HELVII's sole member. In connection with the HELVII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVII pursuant to the related sale and contribution agreement. HELVII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVII Notes, each of which must be funded at all times to the levels specified in the HELVII Notes. The holders of the HELVII Notes have no recourse to our other assets except as expressly set forth in the HELVII Notes.

HELVIII Debt.    In February 2022, we pooled and transferred eligible solar loans and the related receivables into HELVIII, a special purpose entity, that issued $131.9 million in aggregate principal amount of Series 2022-A Class A solar loan-backed notes, $102.2 million in aggregate principal amount of Series 2022-A Class B solar loan-backed notes and $63.8 million in aggregate principal amount of Series 2022-A Class C solar loan-backed notes (collectively, the "HELVIII Notes") with a maturity date of February 2049. The HELVIII Notes were issued at a discount of 1.55% for Class A, 2.23% for Class B and 2.62% for Class C and bear interest at an annual rate of 2.79%, 3.13% and 3.53% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELVIII Notes and satisfy HELVIII's expenses, and any remaining cash can be distributed to Sunnova Helios

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIII Depositor, LLC, HELVIII's sole member. In connection with the HELVIII Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELVIII pursuant to the related sale and contribution agreement. HELVIII is also required to maintain certain reserve accounts for the benefit of the holders of the HELVIII Notes, each of which must be funded at all times to the levels specified in the HELVIII Notes. The holders of the HELVIII Notes have no recourse to our other assets except as expressly set forth in the HELVIII Notes.

SOLIV Debt.    In June 2022, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIV, a special purpose entity, that issued $317.0 million in aggregate principal amount of Series 2022-1 Class A solar asset-backed notes and $38.0 million in aggregate principal amount of Series 2022-1 Class B solar asset-backed notes (collectively, the "SOLIV Notes") with a maturity date of April 2057. The SOLIV Notes were issued at a discount of 3.55% and 2.10%, respectively, and bear interest at an annual rate equal to 4.95% and 6.35% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems of SOLIV's subsidiaries are used to service the quarterly principal and interest payments on the SOLIV Notes and satisfy SOLIV's expenses, and any remaining cash can be distributed to Sunnova Sol IV Depositor, LLC, SOLIV's sole member. In connection with the SOLIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLIV pursuant to the sale and contribution agreement. SOLIV is also required to maintain certain reserve accounts for the benefit of the holders of the SOLIV Notes, each of which must remain funded at all times to the levels specified in the SOLIV Notes. The indenture requires SOLIV to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLIV Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLIV Notes have no recourse to our other assets except as expressly set forth in the SOLIV Notes.

HELIX Debt.    In August 2022, we pooled and transferred eligible solar loans and the related receivables into HELIX, a special purpose entity, that issued $178.0 million in aggregate principal amount of Series 2022-B Class A solar loan-backed notes and $49.7 million in aggregate principal amount of Series 2022-B Class B solar loan-backed notes (collectively, the "HELIX Notes") with a maturity date of August 2049. The HELIX Notes were issued at a discount of 0.69% for Class A and 5.10% for Class B and bear interest at an annual rate of 5.00% and 6.00% for the Class A and Class B notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELIX Notes and satisfy HELIX's expenses, and any remaining cash can be distributed to Sunnova Helios IX Depositor, LLC, HELIX's sole member. In connection with the HELIX Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELIX pursuant to the related sale and contribution agreement. HELIX is also required to maintain certain reserve accounts for the benefit of the holders of the HELIX Notes, each of which must be funded at all times to the levels specified in the HELIX Notes. The holders of the HELIX Notes have no recourse to our other assets except as expressly set forth in the HELIX Notes.

HELX Debt.    In November 2022, we pooled and transferred eligible solar loans and the related receivables into HELX, a special purpose entity, that issued $103.4 million in aggregate principal amount of Series 2022-C Class A solar loan-backed notes, $80.6 million in aggregate principal amount of Series 2022-C Class B solar loan-backed notes and $51.7 million in aggregate principal amount of Series 2022-C Class C solar loan-backed notes (collectively, the "HELX Notes") with a maturity date of November 2049. The HELX Notes were issued at a discount of 5.38% for Class A, 8.98% for Class B and 14.74% for Class C and bear interest at an annual rate of 5.30%, 5.60% and 6.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELX Notes and satisfy HELX's expenses, and any remaining cash can be distributed to Sunnova Helios X Depositor, LLC, HELX's sole member. In connection with the HELX Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ineligible solar loans eventually sold to HELX pursuant to the related sale and contribution agreement. HELX is also required to maintain certain reserve accounts for the benefit of the holders of the HELX Notes, each of which must be funded at all times to the levels specified in the HELX Notes. The holders of the HELX Notes have no recourse to our other assets except as expressly set forth in the HELX Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AP9 Debt.    In September 2023, AP9 entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million, subject to a borrowing base calculated based on the sum of a specified advance rate applied to the net aggregate balance of the home improvement loans securing the AP9 revolving credit facility, with a maturity date of October 2027. The proceeds of the loans under the AP9 revolving credit facility are available for funding the purchase of home improvement loans and the related home improvement assets, fund certain reserve accounts that are required to be maintained by AP9 in accordance with the AP9 revolving credit facility and pay fees and expenses incurred in connection with the AP9 revolving credit facility. Interest on the borrowings under the AP9 revolving credit facility is due monthly. Borrowings under the AP9 revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the AP9 revolving credit facility) plus a margin specific to each lender. In connection with the AP9 revolving credit facility, one of our affiliates receives a fee for servicing the home improvement loans and related home improvement assets pursuant to a servicing agreement. In addition, Sunnova Energy Corporation guarantees (a) the servicer's obligations to service the home improvement loans and related home improvement assets pursuant to the servicing agreement, (b) some of the obligations of Sunnova Asset Portfolio 9 Holdings, LLC, a Delaware limited liability company ("AP9H") pursuant to that certain sale and contribution agreement between AP9H and AP9, which include specified indemnity obligations and refund obligations for certain breaches of representations and warranties in respect of the home improvement loans, (c) AP9H's obligations to repurchase or substitute certain ineligible home improvement loans or cure a defective home improvement loan sold to AP9 pursuant to the sale and contribution agreement and (d) certain indemnification obligations related to its affiliates in connection with the AP9 revolving credit facility, but does not provide a general guarantee of AP9's obligations under the AP9 revolving credit facility or of the creditworthiness of the assets of AP9 pledged as the collateral for the AP9 revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP9 revolving credit facility. Obligations of AP9 under the AP9 revolving credit facility are secured by first priority liens on substantially all of the assets of AP9. Certain obligations of AP9H under the sale and contribution agreement are secured by a first priority lien on the equity of AP9 owned by AP9H.

HESI Debt.     In October 2023, we entered into a note purchase agreement, which will indirectly benefit from a partial guarantee provided by the U.S. Department of Energy ("DOE") Loan Programs Office. The notes will not be directly guaranteed by the DOE. The offering consists of $219.6 million in aggregate principal amount of Series 2023-GRID1 Class A solar loan-backed notes and $24.4 million in aggregate principal amount of Series 2023-GRID1 Class B solar loan-backed notes (collectively, the "HESI Notes") with a maturity date of December 2050. The HESI Notes were issued at a discount of 2.46% for Class A and 9.40% for Class B and bear interest at an annual rate of 5.75% and 8.25% for the Class A and Class B notes, respectively.

BMB Debt.     In December 2023, BMB, along with its two wholly-owned subsidiaries, entered into a secured revolving credit facility with Mitsubishi HC Capital America, Inc., as administrative agent, and the lenders party thereto from time to time, for an aggregate principal amount of up to $25.0 million with a maturity date, for each loan thereunder, as set forth in the BMB revolving credit facility and, in any event, no later than December 27, 2025 (after giving effect to any extension thereof pursuant to that aforementioned BMB revolving credit facility). The proceeds of the loans under the BMB revolving credit facility are available to, among other things, finance project costs related to commercial, industrial and other solar energy systems and energy storage systems owned by BMB or one of its subsidiaries or by a customer (each, a "Project"). The BMB revolving credit facility is also available to finance completed Projects. Interest on the borrowings under the BMB revolving credit facility is due monthly (or, in the case of borrowings for construction loans, paid in kind monthly). Borrowings under the BMB revolving credit facility bear interest at an annual rate (which can vary for different Projects) based on Term SOFR plus a specified margin or, in the case of certain term loans for completed Projects, a fixed margin. In connection with the BMB revolving credit facility, certain of our affiliates receive fees for managing and servicing the Projects pursuant to certain management and servicing agreements. In addition, Sunnova Energy Corporation guarantees the obligations of certain of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
affiliates under those certain management agreements, servicing agreements, a sale and contribution agreement and a development and purchase agreement, along with reasonable and documented out-of-pocket expenses incurred by BMB or the administrative agent in enforcing their respective rights thereunder, but does not provide a general guarantee of BMB's obligations under the BMB revolving credit facility or of the creditworthiness of the assets of BMB and its wholly-owned subsidiaries that are pledged as collateral for the BMB revolving credit facility. As of December 31, 2023, no borrowings have been made from the BMB revolving credit facility.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as follows:

	As of December 31,
	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$528,927	$575,000	$511,733
SEI 2.625% convertible senior notes	600,000	582,463	600,000	574,693
Sunnova Energy Corporation notes payable	3,084	3,084	—	—
Sunnova Energy Corporation 5.875% senior notes	400,000	369,522	400,000	359,283
Sunnova Energy Corporation 11.75% senior notes	400,000	411,996	—	—
EZOP revolving credit facility	511,000	511,000	500,000	500,000
HELII solar asset-backed notes	203,998	198,590	212,648	206,045
RAYSI solar asset-backed notes	111,445	102,480	115,835	104,594
HELIII solar loan-backed notes	96,215	87,982	104,685	93,706
TEPH revolving credit facility	1,036,600	1,036,600	425,700	425,700
SOLI solar asset-backed notes	348,839	310,928	365,025	313,174
HELIV solar loan-backed notes	108,312	96,603	117,149	100,913
AP8 revolving credit facility	215,000	215,000	75,000	75,000
SOLII solar asset-backed notes	229,150	192,589	238,685	189,728
HELV solar loan-backed notes	147,969	132,533	158,307	135,408
SOLIII solar asset-backed notes	273,307	235,318	292,411	237,425
HELVI solar loan-backed notes	173,422	153,836	184,439	157,289
HELVII solar loan-backed notes	133,715	120,413	142,914	124,476
HELVIII solar loan-backed notes	263,015	241,599	281,113	252,483
SOLIV solar asset-backed notes	334,076	325,816	346,331	334,335
HELIX solar loan-backed notes	211,420	203,375	223,469	210,070
HELX solar loan-backed notes	220,838	221,655	180,636	183,165
IS revolving credit facility	31,300	31,300	—	—
SOLV solar asset-backed notes	320,619	317,481	—	—
HELXI solar loan-backed notes	278,491	275,323	—	—
HELXII solar loan-backed notes	236,924	242,091	—	—
AP9 revolving credit facility	12,118	12,118	—	—
HESI solar loan-backed notes	240,057	249,318	—	—
Total (1)	$7,715,914	$7,409,940	$5,539,347	$5,089,220

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $201.7 million and $130.2 million as of December 31, 2023 and 2022, respectively.

For the notes payable, EZOP, TEPH, AP8, IS and AP9 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HELX, SOLV, HELXI, HELXII and HESI debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

Principal Maturities of Long-Term Debt.    As of December 31, 2023, the principal maturities of our long-term debt were as follows:

Principal Maturities of Long-Term Debt
(in thousands)
2024	$483,497
2025	1,782,383
2026	1,226,422
2027	222,438
2028	1,239,106
2029 and thereafter	2,762,068
Total	$7,715,914

(10) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the years ended December 31, 2023 and 2022, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $1.1 billion and $506.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In August 2023, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the years ended December 31, 2023 and 2022, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $798.0 million and $360.2 million, respectively, and recorded a realized gain of $45.8 million and $22.9 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the years ended December 31, 2023 and 2022, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $851.6 million and $524.9 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2023, the notional amount of the interest rate swaps and caps began decreasing to match TEPH's estimated quarterly principal payments on the debt. During the years ended December 31, 2023 and 2022, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $241.1 million and $515.4 million, respectively, and recorded a realized gain of $9.7 million and $28.3 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the years ended December 31, 2023 and 2022, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $140.0 million and $75.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the years ended December 31, 2023 and 2022, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $1.1 million and $0, respectively.

Interest Rate Swaps and Caps on AP9 Debt.    During the years ended December 31, 2023 and 2022, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $25.0 million and $0, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. In September 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match AP9's estimated monthly principal payments on the debt. During the years ended December 31, 2023 and 2022, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $62,000 and $0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of the outstanding derivative instruments:

	As of December 31,
	2023				2022
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	July 2023 - December 2023	December 2028 - November 2035	2.000%	$489,581	June 2022 - July 2022	July 2034	0.890%	$489,477
TEPH	July 2022 - December 2023	October 2031 - October 2041	2.620% - 4.202%	994,403	July 2022 - December 2022	January 2035 - April 2041	1.520% - 2.630%	383,749
AP8	November 2022 - August 2023	September 2025	4.250%	215,000	November 2022	September 2025	4.250%	75,000
AP9	September 2023	September 2027	4.250%	25,000				—
Total				$1,723,984				$948,226

The following table presents the fair value of the interest rate swaps and caps as recorded in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Other assets	$55,471	$112,712

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Realized (gain) loss	$(56,623)	$(51,207)	$2,306
Unrealized (gain) loss	67,318	(19,451)	(4,874)
Total	$10,695	$(70,658)	$(2,568)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(11) Income Taxes

Our effective income tax rate is 0%, (3)% and 0% for the years ended December 31, 2023, 2022 and 2021, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance. The sources of these differences are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Loss before income tax	$(503,449)	$(126,390)	$(147,250)
Statutory federal tax rate	21%	21%	21%
Tax benefit computed at statutory rate	(105,724)	(26,542)	(30,923)

State income tax, net of federal benefit	14,804	(3,167)	(2,399)

Adjustments from permanent differences:
ITC sales	(15,893)	—	—
Redeemable noncontrolling interests and noncontrolling interests	17,738	(6,587)	1,970
ITC recapture	—	101	82
Other	4,179	1,992	1,054
Increase in valuation allowance, net	83,873	38,089	30,476
Total income tax (benefit) expense	$(1,023)	$3,886	$260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
State, federal and foreign income tax (benefit) expense is $(1.0) million, $3.9 million and $260,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	As of December 31,
	2023	2022
	(tax effected, in thousands)
Federal net operating loss carryforward	$238,447	$261,837
State net operating loss carryforward	60,980	61,141
ITC carryforward	309,693	285,614
Foreign tax credit carryforward	18,087	—
Federal unused interest deduction carryforward	49,979	45,750
Equity-based compensation	22,935	16,701
Deferred revenue	7,433	6,123
Unrealized loss on derivatives	(17,119)	(32,459)
Investment in certain financing arrangements	150,476	154,635
Amortization of intangible assets	—	12,730
Other deferred tax assets	48,619	30,606
Deferred tax assets	889,530	842,678

Fixed asset basis difference	(627,290)	(394,082)
Intangible asset basis difference	(30,921)	(54,196)
Investment in certain financing arrangements	—	(135,181)
Other deferred tax liabilities	(4,259)	(7,095)
Deferred tax liabilities	(662,470)	(590,554)

Valuation allowance	(227,414)	(252,124)
Net deferred tax liability	$(354)	$—

A valuation allowance of $227.4 million and $252.1 million was recorded against our net deferred tax assets as of December 31, 2023 and 2022, respectively. We believe it is not more likely than not that future taxable income and the reversal of deferred tax liabilities will be sufficient to realize our net deferred tax assets. Our estimated federal tax net operating loss carryforward as of December 31, 2023 is approximately $1.1 billion, which will begin to expire in 2035 if not utilized. We also generated $28.2 million of Section 48(a) ITCs in 2023 for a net $309.7 million through December 31, 2023, which will begin to expire in 2033 if not utilized.

We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of December 31, 2023 and 2022 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2012 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(12) Acquisitions

In February 2021, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with certain of our subsidiaries, SunStreet Energy Group, LLC, a Delaware limited liability company ("SunStreet") and LEN X, LLC, a Florida limited liability company, the sole member of SunStreet and a wholly-owned subsidiary of Lennar Corporation ("Lenx"). Pursuant to the Merger Agreement, in April 2021, we acquired SunStreet, Lennar Corporation's ("Lennar") residential solar platform, in exchange for up to 7,011,751 shares of our common stock (the "Acquisition"), comprised of 3,095,329 shares in initial consideration issued at closing, 27,526 shares related to the purchase price adjustments in the third quarter of 2021 and up to 3,888,896 shares issuable as earnout consideration after closing of the Acquisition as described below. We believe the Acquisition provides a new strategic path to further scale our solar business, reduces customer acquisition costs, provides a multi-year supply of sites through the development of new solar communities and allows us to pursue the development of clean and resilient microgrids across the U.S.

The purchase consideration was approximately $218.6 million, consisting of $128.2 million in the issuance of common stock shares and $90.4 million representing the fair value of contingent consideration based upon estimated new solar energy system installations through 2025 and the execution of certain binding agreements before the fifth anniversary of the closing of the Acquisition. Pursuant to the Earnout Agreement entered into between us and Lenx, Lenx will have the ability to earn up to an additional 3,888,896 shares of common stock over a five-year period in connection with the Acquisition. The earnout payments are conditioned on SunStreet meeting certain commercial milestones and achieving specified in-service levels. There are two elements to the earnout arrangement. First, we will issue up to 2,777,784 shares to the extent we and our subsidiaries (including SunStreet) place target amounts of solar energy systems into service and enter into qualifying customer agreements related to such solar energy systems. The 2,777,784 shares of common stock issuable under this portion of the earnout can be earned in four installments on a yearly basis (if the in-service target for each such year is achieved) or at the end of the four-year period (if the cumulative in-service target is achieved by the fourth and final year), with the annual periods commencing on the closing date of the Acquisition. See Note 14, Stockholders' Equity. This earnout is recorded as contingent consideration. The second element of the earnout is related to the development of microgrid communities. Pursuant to this portion of the earnout, we will issue up to 1,111,112 shares in two separate tranches, each of which has different criteria, if, prior to the fifth anniversary of the closing date of the Acquisition, we enter into binding agreements for the development of microgrid communities. One of these tranches is recorded as contingent consideration. As of December 31, 2023, the amount of contingent consideration that could be paid to Lennar has an estimated maximum value of $31.0 million and a minimum value of $7.2 million. These values were determined based on the projected average share price over the five year earnout period multiplied by the number of shares to be transferred to Lennar if the targets for purchased solar energy systems placed in service are achieved. In connection with the Acquisition, Lennar has committed to contribute an aggregate $200.0 million (the "Funding Commitment") to four Sunnova tax equity funds, each formed annually during a period of four consecutive years (each such year, a "Contribution Year") commencing in 2021. See Note 13, Redeemable Noncontrolling Interests and Noncontrolling Interests. The customer agreements and related solar energy systems acquired by each of these four tax equity funds will generally be originated by SunStreet, though a certain number of customer agreements may be originated by our dealers, subject to certain criteria and expected in-service levels for the year. The favorable terms of the Funding Commitment result in an intangible asset. During the years ended December 31, 2023, 2022 and 2021, we incurred transaction costs of $1.2 million, $7.8 million and $6.7 million related to acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Redeemable Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our redeemable noncontrolling interests and noncontrolling interests as of December 31, 2023:

Tax Equity Entity	Balance Sheet Classification	Date Class A Member Admitted
Sunnova TEP II, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP II-B, LLC	Redeemable noncontrolling interests	December 2017
Sunnova TEP III, LLC	Redeemable noncontrolling interests	January 2019
Sunnova TEP IV-A, LLC ("TEPIVA")	Noncontrolling interests	August 2019
Sunnova TEP IV-B, LLC ("TEPIVB")	Noncontrolling interests	December 2019
Sunnova TEP IV-C, LLC ("TEPIVC")	Noncontrolling interests	February 2020
Sunnova TEP IV-D, LLC ("TEPIVD")	Noncontrolling interests	May 2020
Sunnova TEP IV-F, LLC	Noncontrolling interests	July 2020
Sunnova TEP IV-E, LLC ("TEPIVE")	Noncontrolling interests	September 2020
Sunnova TEP IV-G, LLC ("TEPIVG")	Noncontrolling interests	November 2020
Sunnova TEP V-D, LLC ("TEPVD")	Noncontrolling interests	April 2021
TEPVA	Noncontrolling interests	April 2021
TEPVB	Noncontrolling interests	May 2021
TEPVC	Noncontrolling interests	July 2021
Sunnova TEP V-E, LLC	Redeemable noncontrolling interests	October 2021
Sunnova TEP 6-A, LLC ("TEP6A")	Noncontrolling interests	December 2021
TEP6B	Noncontrolling interests	February 2022
Sunnova TEP 6-E, LLC	Redeemable noncontrolling interests	May 2022
TEP6D	Noncontrolling interests	September 2022
Sunnova TEP 6-C, LLC ("TEP6C")	Redeemable noncontrolling interests	October 2022
TEP7C	Redeemable noncontrolling interests	November 2022
TEP7A	Noncontrolling interests	December 2022
TEP7B	Redeemable noncontrolling interests	December 2022
TEP7D	Noncontrolling interests	December 2022
TEP7E	Redeemable noncontrolling interests	May 2023
TEP7G	Redeemable noncontrolling interests	August 2023
TEP7F	Redeemable noncontrolling interests	September 2023
Sunnova TEP 8-A, LLC ("TEP8A")	Noncontrolling interests	December 2023
Sunnova TEP 8-B, LLC ("TEP8B")	Noncontrolling interests	December 2023
TEP8C	Redeemable noncontrolling interests	December 2023

The purpose of the tax equity entities is to own and operate a portfolio of solar energy systems and energy storage systems. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time that generally corresponds to the expiration of the recapture period associated with Section 48(a) ITCs or a year thereafter. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs is generally 1%. TEPIVA, TEPIVB, TEPIVC, TEPIVD, TEPIVE, TEPIVG, TEPVB, TEPVC, TEPVD, TEP6A, TEP6B, TEP6C, TEP6D, TEP7A, TEP7D and TEP8A also have a step-down period prior to the flip date during which the Class A members' allocation of certain items within taxable income (loss) become 67% and the Class B members' allocation of certain items within taxable income (loss) become 33% and TEPIVG, TEPVB, TEPVC and TEP6B also have an additional step-down period prior to the flip date during which the Class A members' allocation of certain items within taxable income (loss) are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
further reduced and the Class B members' allocation of certain items within taxable income (loss) are further increased. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, except for TEPIVG, TEPVB and TEP6B, the Class B members have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under each respective governing document, and, in regard to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the periods specified under each respective governing document. In June 2023, we exercised our purchase option to purchase 100% of the Class A member's interest in Sunnova TEP I, LLC ("TEPI") for $5.9 million. This purchase resulted in an increase in our equity in TEPI of $67.0 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2023 and 2022.

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

From time to time, we incur non-performance fees, which may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. The non-performance fees are settled by either a return of a portion of the Class A members' capital contributions or an additional payment to the Class A members. During the years ended December 31, 2023, 2022 and 2021, we paid $766,000, $9.5 million and $41.2 million, respectively, related to non-performance fees. As of December 31, 2023 and 2022, we recorded a liability of $3.2 million and $170,000, respectively, related to non-performance fees.

(14) Stockholders' Equity

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

During the years ended December 31, 2023 and 2022, we issued 693,443 and 694,446 shares of our common stock to Lenx, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet.

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

In connection with our IPO, our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The number of shares available for issuance under the LTIP will be increased each fiscal year beginning in 2020, in an amount equal to the lesser of (a) a number of shares such that the total number of shares that remain available for additional grants under the LTIP equals five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (b) such number of shares determined by our Board. In February 2023, the aggregate number of shares of common stock that may be issued pursuant to awards under the LTIP was increased by 1,525,652, an amount that, together with the shares remaining available for grant under the LTIP, is equal to 5,746,588 shares, or approximately 5% of the number of shares of common stock outstanding as of December 31, 2022. Awards granted under the LTIP contain a service condition and cease vesting for employees, consultants and directors upon termination of employment or service. The grant date fair value of awards granted under the LTIP will be recognized ratably over the applicable vesting period of each award (either one year, three years or seven years).

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

Stock Options

During 2021, 75,031 stock options were granted and 569,740 stock options were exercised resulting in the issuance of 569,740 shares of common stock in exchange for $9.0 million. During 2022, 538,758 stock options were granted and 18,383 stock options were exercised resulting in the issuance of 18,383 shares of common stock in exchange for $213,000. During 2023, 1,017,493 stock options were granted and 41,788 stock options were exercised resulting in the issuance of 41,788 shares of common stock in exchange for $540,000.

We used the following assumptions to apply the Black-Scholes option-pricing model to stock options granted during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.50% - 4.38%	2.40%	1.13%
Expected term (in years)	6.26 - 6.57	6.375 - 6.46	6.13
Volatility	65.58% - 69.81%	58.76%	55.13%

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

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2021	2,765,815	$16.71	4.91		$31,874
Granted	538,758	$27.62	9.22	$14.37
Exercised	(18,383)	$11.59			$231
Forfeited	(26,731)	$24.77		$12.83
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Granted	1,017,493	$15.01	9.23	$8.82
Exercised	(41,788)	$12.91			$203
Forfeited	(217,015)	$19.38		$8.77
Outstanding, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Exercisable, December 31, 2023	2,575,095	$16.50	2.80		$4,787
Vested and expected to vest, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Non-vested, December 31, 2022	570,230			$14.71
Non-vested, December 31, 2023	1,443,054			$10.78

The number of stock options that vested during the years ended December 31, 2023 and 2022 was 16,816. The grant date fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $309,000. As of December 31, 2023, there was $9.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 1.79 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	1,649,789	$18.48
Granted	1,035,714	$23.79
Vested	(974,972)	$19.79
Forfeited	(100,916)	$26.21
Outstanding, December 31, 2022	1,609,615	$20.62
Granted	2,155,890	$14.50
Vested	(1,009,102)	$18.10
Forfeited	(372,198)	$17.78
Outstanding, December 31, 2023	2,384,205	$16.60

The grant date fair value of restricted stock units that vested during the years ended December 31, 2023 and 2022 was $18.3 million and $19.3 million, respectively. As of December 31, 2023, there was $26.6 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.30 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan ("ESPP")

Effective May 2022, we established an ESPP. We are authorized to issue up to an aggregate 750,000 shares of common stock under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share equal to 95% of the lesser of the closing price of our common stock on the grant date or the purchase date. Payment for shares of our common stock is made as of the purchase date through payroll deductions on an after-tax basis over the designated purchase period. Each purchase period will generally be a six-month period commencing on January 1 and July 1 of each year, or such other period as the plan administrator may prescribe. The applicable purchase date is the last trading day of the purchase period or other such trading date designated by the plan administrator. An employee's payroll deductions under the ESPP are limited to 15% of the employee's eligible compensation with an annual limitation of $25,000. As of December 31, 2023 and 2022, the number of shares of common stock issued under the ESPP was 35,160 and 7,106, respectively.

(16) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(417,961)	$(161,642)	$(138,128)

Net loss per share attributable to stockholders—basic and diluted	$(3.53)	$(1.41)	$(1.25)
Weighted average common shares outstanding—basic and diluted	118,344,728	114,451,034	110,881,630

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Equity-based compensation awards	6,093,155	4,907,458	4,670,740
Convertible senior notes	34,150,407	23,228,952	10,829,353

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

Performance Guarantee Obligations.    As of December 31, 2023, we recorded $6.8 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.7 million is recorded in other current liabilities and $4.1 million is recorded in other long-term liabilities in the consolidated balance sheet. As of December 31, 2022, we recorded $4.8 million related to these guarantees, of which $2.5 million is recorded in other current liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$2.3 million is recorded in other long-term liabilities in the consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$4,845	$5,293
Accruals	4,982	2,727
Settlements	(3,074)	(3,175)
Balance at end of period	$6,753	$4,845

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease expense	$2,910	$2,753	$1,643
Finance lease expense:
Amortization expense	1,150	783	417
Interest on lease liabilities	109	60	38
Short-term lease expense	197	141	78
Variable lease expense	1,049	961	1,064
Total	$5,415	$4,698	$3,240

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the consolidated balance sheets:

	As of December 31,
	2023	2022
	(in thousands)
Right-of-use assets:
Operating leases	$13,247	$14,706
Finance leases	4,085	2,476
Total right-of-use assets	$17,332	$17,182

Current lease liabilities:
Operating leases	$2,883	$2,451
Finance leases	1,348	796
Long-term leases liabilities:
Operating leases	14,005	15,751
Finance leases	1,631	957
Total lease liabilities	$19,867	$19,955

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$2,765	$1,647	$1,310
Operating cash flows from finance leases	$109	$60	$38
Financing cash flows from finance leases	$1,059	$801	$476
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$741	$245	$8,867
Finance leases	$2,759	$1,072	$2,213

(1)Includes reimbursements in 2023, 2022 and 2021 of approximately $545,000, $297,000 and $423,000, respectively, for leasehold improvements.

	As of December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	5.51	6.60
Finance leases	3.12	2.86
Weighted average discount rate:
Operating leases	4.06%	3.95%
Finance leases	6.26%	4.37%

Future minimum lease payments under our non-cancelable leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024	$3,517	$1,498
2025	3,409	940
2026	3,236	541
2027	3,304	277
2028	3,372	—
2029 and thereafter	2,113	—
Total	18,951	3,256
Amount representing interest	(1,987)	(277)
Amount representing leasehold incentives	(76)	—
Present value of future payments	16,888	2,979
Current portion of lease liability	(2,883)	(1,348)
Long-term portion of lease liability	$14,005	$1,631

Letters of Credit.    In connection with a reinsurance agreement and various security arrangements for an office lease, we have letters of credit outstanding of $0 and $4.1 million as of December 31, 2023 and 2022, respectively. The letters of credit are cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the consolidated balance sheets.

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

Dealer Commitments.    As of December 31, 2023 and 2022, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $166.4 million and $121.3 million, respectively. Under these agreements, we paid $53.8 million and $50.1 million during the years ended December 31, 2023 and 2022, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
2024	$77,724
2025	57,079
2026	36,904
2027	30,000
2028	—
2029 and thereafter	—
Total	$201,707

Purchase Commitments.    In December 2021, we amended an agreement with a supplier in which we agreed to purchase at least 1,420 megawatt hours of solar energy systems, energy storage systems and accessories through December 2023. In October 2023, we further amended this agreement in which we agreed to purchase approximately $325.0 million of energy storage systems through December 2024. Under this agreement, we purchased $178.6 million and $216.0 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we estimate our remaining purchase commitment to be approximately $255.0 million.

Information Technology Commitments.    We have certain long-term contractual commitments related to information technology software services and licenses. Future commitments as of December 31, 2023 were as follows:

Information Technology Commitments
(in thousands)
2024	$23,045
2025	7,243
2026	6,137
2027	7,405
2028	515
2029 and thereafter	515
Total	$44,860

(18) Subsequent Events

EZOP Debt.      In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility).

TEPH Debt.      In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SOLVI Debt.    In February 2024, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLVI, a special purpose entity, that issued $194.5 million in aggregate principal amount of Series 2024-1 Class A solar asset-backed notes, $16.5 million in aggregate principal amount of Series 2024-1 Class B solar asset-backed notes and $15.0 million in aggregate principal amount of Series 2024-1 Class C solar asset-backed notes (collectively, the "SOLVI Notes") with a maturity date of January 2059. The SOLVI Notes were issued at a discount of 4.66%, 7.08% and 13.98% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate equal to 5.65%, 7.00% and 9.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by the solar energy systems of SOLVI's subsidiaries are used to service the quarterly principal and interest payments on the SOLVI Notes and satisfy SOLVI's expenses, and any remaining cash can be distributed to Sunnova SOL VI Depositor, LLC, SOLVI's sole member. In connection with the SOLVI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLVI pursuant to the sale and contribution agreement. SOLVI is also required to maintain certain reserve accounts for the benefit of the holders of the SOLVI Notes, each of which must remain funded at all times to the levels specified in the SOLVI Notes. The indenture requires SOLVI to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLVI Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLVI Notes have no recourse to our other assets except as expressly set forth in the SOLVI Notes.

Redeemable Noncontrolling Interests and Noncontrolling Interests.      In February 2024, the Class A member of TEP7A increased its capital commitment from approximately $59.0 million to approximately $61.4 million. In February 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-D, LLC ("TEP8D"), a subsidiary of Sunnova TEP 8-D Manager, LLC, which is the Class B member of TEP8D. The Class A member of TEP8D made a total capital commitment of approximately $195.0 million.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash	$75	$65
Accounts receivable, including affiliates	7	—
Total current assets	82	65

Investments in subsidiaries	1,677,268	2,056,622
Total assets	$1,677,350	$2,056,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2	$22
Other current liabilities	6,138	5,895
Total current liabilities	6,140	5,917

Long-term debt, net	1,155,078	1,149,756
Total liabilities	1,161,218	1,155,673

Stockholders' equity:
Common stock, 122,466,515 and 114,939,079 shares issued as of December 31, 2023 and 2022, respectively, at $0.0001 par value	12	11
Additional paid-in capital—common stock	1,735,470	1,617,856
Accumulated deficit	(1,219,350)	(716,853)
Total stockholders' equity	516,132	901,014
Total liabilities and stockholders' equity	$1,677,350	$2,056,687

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Revenue	$—	$—	$—
General and administrative expense	1,367	1,362	929
Other operating expense	24	—	—
Operating loss	(1,391)	(1,362)	(929)

Interest expense, net	22,536	10,835	3,722
Equity in losses of subsidiaries	478,494	118,079	142,870
Loss before income tax	(502,421)	(130,276)	(147,521)

Income tax expense	5	—	—
Net loss	$(502,426)	$(130,276)	$(147,521)

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(13,605)	$3,045	$8,554

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	(88,645)	(560,700)	(500,700)
Distributions from subsidiaries	19,650	21,100	—
Other, net	90	—	—
Net cash used in investing activities	(68,905)	(539,600)	(500,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	585,000	560,625
Payments of deferred financing costs	(43)	(516)	(615)
Purchase of capped call transactions	—	(48,420)	(91,655)
Proceeds from issuance of common stock, net	82,563	38	19,392
Net cash provided by financing activities	82,520	536,102	487,747
Net increase (decrease) in cash	10	(453)	(4,399)
Cash at beginning of period	65	518	4,917
Cash at end of period	$75	$65	$518

Non-cash investing and financing activities:
Non-cash conversion of convertible senior notes for common stock	$—	$—	$95,648
Non-cash issuance of common stock for investments in solar receivables	$—	$—	$44,353
Non-cash issuance of common stock for business acquisition	$—	$—	$128,224

Supplemental cash flow information:
Cash paid for interest	$17,013	$1,438	$1,390
Cash paid for income taxes	$—	$—	$—

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

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of December 31, 2023, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and has concluded that such internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

10b5-1 Plans

Sell to Cover 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, the following directors and officers adopted certain trading plans ("10b5-1 Plans") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Plans authorize an agent to sell such securities as are necessary to satisfy tax withholding obligations, commissions and any fees, arising exclusively from the vesting of certain previously granted compensatory awards of restricted stock units, outlined as follows:

Name	Title	Shares Vesting and Subject to Sell-to-Cover	Date Adopted	Plan Start Date	Plan End Date
Michael Grasso	Executive Vice President, Chief Revenue Officer	13,980	November 14, 2023	March 25, 2024	April 25, 2024
Chris Hayden	Executive Vice President, Chief Technology Officer	3,333	November 9, 2023	March 25, 2024	April 25, 2024
Kris Hillstrand	Executive Vice President, Direct	13,980	November 15, 2023	March 25, 2024	April 25, 2024
Kelsey Hultberg	Executive Vice President, Corporate Communications and Sustainability	3,181	November 22, 2023	March 25, 2024	April 25, 2024
Robert Lane	Executive Vice President and Chief Financial Officer	16,874	November 2, 2023	March 25, 2024	December 31, 2024
Meghan Nutting	Executive Vice President, Government and Regulatory Affairs	6,464	November 16, 2023	March 25, 2024	April 25, 2024

Chris Hayden, Executive Vice President, Chief Technology Officer

On December 13, 2023, Chris Hayden, Executive Vice President, Chief Technology Officer, terminated a 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Such 10b5-1 Plan was adopted on November 9, 2023 and provided for the exercise and sale of up to 5,715 employee stock options at various prices dependent on the market price of the shares of our common stock, commencing on April 2, 2024 and continuing through April 2, 2025.

Robert Lane, Executive Vice President and Chief Financial Officer

On November 2, 2023, Robert Lane, Executive Vice President and Chief Financial Officer, adopted a 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 17,230 shares of our common stock at various prices dependent on the market price of the shares of our common stock, commencing on March 25, 2024 and continuing through December 31, 2024.

Jackson Lynch, Executive Vice President and Chief Human Resources Officer

On December 5, 2023, Jackson Lynch, Executive Vice President and Chief Human Resources Officer, adopted a 10b5-1 Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of an indeterminate number of shares of our common stock dependent on the market price of the shares of our common stock issued in connection with restricted stock awards he will receive as annual incentive plan compensation that vest on issuance, commencing on March 6, 2024 and continuing through June 28, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders ("Proxy Statement") or an amendment to this Form 10-K and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year that this report relates.

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

3.1	Second Amended and Restated Certificate of Incorporation of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 29, 2019).
3.2	Third Amended and Restated Bylaws of Sunnova Energy International Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q filed on October 26, 2023).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 from Form 10-K filed on February 25, 2021).
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
4.22∞
Indenture, dated November 10, 2022, by and among Sunnova Helios X Issuer, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.22 to Form 10-K filed on February 23, 2023).

4.23∞
Indenture, by and between Sunnova Sol V Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of April 26, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 26, 2023).

4.24∞
Indenture, by and between Helios XI Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of May 16, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2023).

4.25∞
Indenture, by and between Helios XII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of August 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 6, 2023).

4.26
Indenture, dated September 26, 2023, among Sunnova Energy Corporation, Sunnova Energy International Inc., Sunnova Intermediate Holdings, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 26, 2023).

4.27∞
Indenture, by and between Sunnova SOL VI Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2024).

10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 21, 2021).
10.2	Form of Additional Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 24, 2021).

Exhibit No.	Description
10.3	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2022).
10.4	Earnout Agreement, by and between LEN X, LLC and Sunnova Energy International Inc., dated as of February 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 19, 2021).
10.4.1
Amendment to Earnout Agreement, dated as of June 22, 2023, by and among Lenx, LLC, and Sunnova Energy International Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on July 27, 2023).

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

Exhibit No.	Description
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

10.5.12∞
Amendment No. 12 to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Credit Suisse AG, New York Branch, as agent, dated as of February 24, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2023).

10.5.13∞
Amendment No. 13 to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as agent, dated as of March 30, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 31, 2023).

10.5.14∞
Second Amended and Restated Credit Agreement, among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of August 2, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023).

10.5.15∞
Amendment No. 1 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of October 6, 2023.

10.5.16∞
Amendment No. 2 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of February 14, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 14, 2024).

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

10.7.2∞
Amendment No. 2 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, Banco Popular de Puerto Rico, and U.S. Bank National Association, dated as of November 18, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 23, 2022).

Exhibit No.	Description
10.7.3∞
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

10.7.4∞
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

10.7.5∞
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

10.8.9∞
Ninth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of March 29, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2023).

10.8.10∞
Tenth Amendment to Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of August 31, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 6, 2023).

10.8.11∞
Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of November 3, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 8, 2023).

10.8.12∞
First Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, Sunnova TE Management, LLC, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, dated as of February 14, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 14, 2024).

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

10.10+	Amended and Restated 2013 Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 29, 2019).
10.11+	Amended and Restated Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.18 to Form 8-K filed on July 29, 2019).
10.12+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan and Form of Award Letters (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.13+	2023 Form of Restricted Stock Unit Award Letter for Executive Officers.
10.14+	Form of Option Award Letter (incorporated by reference to Exhibit 10.22 to Form S-1 filed on June 27, 2019).
10.15+	2023 Form of Standard Option Award Letter.
10.16+	2023 Form of Premium Option Award Letter (Exercise Price 120% of Closing Price).
10.17+	2023 Form of Premium Option Award Letter (Exercise Price 110% of Closing Price).
10.18+	Form of Restricted Stock Unit Award Letter for Non-Employee Director (incorporated by reference to Exhibit 10.23 to Form S-1 filed on June 27, 2019).

Exhibit No.	Description
10.19+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).
10.20+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.27 to Form S-1/A filed on July 3, 2019).
10.21
Board Designation Agreement, by and among Sunnova Energy International, Inc., Kayne Multiple Strategy Fund, L.P., Kayne Solutions Fund, L.P., San Bernardino County Employees’ Retirement Association and TFGI Holdings, LLC, dated May 14, 2020 (incorporated by reference to Exhibit 10.7 to Form S-1 filed on June 29, 2020).

10.22∞
Note Purchase Agreement, dated November 3, 2022, among Sunnova Helios X Issuer, LLC, Sunnova Energy Corporation, Sunnova Helios X Depositor, LLC and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.19 to Form 10-K filed on February 23, 2023).

10.23	Sunnova Energy International Inc. Retirement Policy for Equity Awards, adopted March 15, 2023 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on April 27, 2023).
10.24
Retirement and Transition Agreement, dated March 15, 2023, by and among Walter A. Baker and Sunnova Energy International Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on April 27, 2023).

10.25∞
Credit Agreement, by and among Sunnova Inventory Supply, LLC, the Guarantors party thereto, the lenders and other financial institutions party thereto, and Texas Capital Bank, as administrative agent, dated as of March 10, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 16, 2023).

10.26∞
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents, dated as of March 27, 2023, by and among Credit Suisse AG, New York Branch, as agent, Atlas Securitized Products Holdings, L.P., as successor agent, Sunnova EZ-Own Portfolio, LLC, as borrower, Sunnova SLA Management, LLC, as manager and servicer, Sunnova Asset Portfolio 7 Holdings, LLC, as seller and pledgor, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on April 27, 2023).

10.27∞
Resignation and Appointment of Agent Agreement and Assignment of Financing Documents, dated as of March 27, 2023, by and among Credit Suisse AG, New York Branch, as administrative agent, Atlas Securitized Products Holdings, L.P., as successor agent, Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, and the lenders and other financial institutions party thereto (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on April 27, 2023).

10.28∞
Assignment and Assumption Agreement, by and among Sunnova EZ-Own Portfolio, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as assignor, Atlas Securitized Products Funding 1, L.P., as assignee, and Credit Suisse AG, New York Branch, as agent, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed on April 27, 2023).

10.29∞
Assignment Agreement, by and among Sunnova TEP Holdings, LLC, as borrower, Credit Suisse AG, Cayman Islands Branch, as assignor, Atlas Securitized Products Funding 1, L.P., as assignee, and Credit Suisse AG, New York Branch, as administrative agent, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.11 to Form 10-Q filed on April 27, 2023).

10.30∞
Credit Agreement, by and among Sunnova Asset Portfolio 9, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 9 Holdings, LLC, the lenders and other financial institutions party thereto and Citibank, N.A., as administrative agent, dated as of September 5, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on September 6, 2023).

10.31∞
Loan Guarantee Agreement, dated as of September 27, 2023, by and among Sunnova Energy Corporation, as sponsor, Sunnova ABS Management, LLC, as servicer and manager, and the United States Department of Energy, as guarantor (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2023).

10.32∞
Master Revolving Loan Agreement, by and among Sunnova Business Markets Borrower, LLC, as borrower, each subsidiary of Sunnova Business Markets Borrower, LLC from time to time party thereto, each lender from time to time party thereto and Mitsubishi HC Capital America, Inc., as administrative agent, dated as of December 27, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2024).

19	Sunnova Energy International Inc. Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Sunnova Energy International Inc. Policy for the Recovery of Erroneously Awarded Compensation.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
∞    Portions of this exhibit have been omitted.
+    Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNNOVA ENERGY INTERNATIONAL INC.

Date: February 22, 2024	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Berger	Chief Executive Officer and Director	February 22, 2024
William J. Berger	(Principal Executive Officer)

/s/ Robert L. Lane	Chief Financial Officer	February 22, 2024
Robert L. Lane	(Principal Financial and Accounting Officer)

/s/ Anne Slaughter Andrew	Director	February 22, 2024
Anne Slaughter Andrew

/s/ Nora Brownell	Director	February 22, 2024
Nora Brownell

/s/ Rahman D'Argenio	Director	February 22, 2024
Rahman D'Argenio

/s/ Mark Longstreth	Director	February 22, 2024
Mark Longstreth

/s/ Akbar Mohamed	Director	February 22, 2024
Akbar Mohamed

/s/ Michael C. Morgan	Director	February 22, 2024
Michael C. Morgan

/s/ C. Park Shaper	Director	February 22, 2024
C. Park Shaper

/s/ Mary Yang	Director	February 22, 2024
Mary Yang