Form 10-Q
period 2024-03-31
Sunnova Energy International Inc.
filed 2024-05-02
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had 123,981,666 shares of common stock outstanding as of April 29, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$231,711	$212,832
Accounts receivable—trade, net	35,756	40,767
Accounts receivable—other	163,724	253,350
Other current assets, net of allowance of $4,649 and $4,659 as of March 31, 2024 and December 31, 2023, respectively	386,222	429,299
Total current assets	817,413	936,248

Property and equipment, net	6,042,158	5,638,794
Customer notes receivable, net of allowance of $111,576 and $111,818 as of March 31, 2024 and December 31, 2023, respectively	3,890,835	3,735,986
Intangible assets, net	126,539	134,058
Other assets	938,629	895,885
Total assets (1)	$11,815,574	$11,340,971

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$374,861	$355,791
Accrued expenses	87,626	122,355
Current portion of long-term debt	493,496	483,497
Other current liabilities	146,449	133,649
Total current liabilities	1,102,432	1,095,292

Long-term debt, net	7,273,736	7,030,756
Other long-term liabilities	1,117,617	1,086,011
Total liabilities (1)	9,493,785	9,212,059

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	187,312	165,872

Stockholders' equity:
Common stock, 123,971,555 and 122,466,515 shares issued as of March 31, 2024 and December 31, 2023, respectively, at $0.0001 par value	12	12
Additional paid-in capital—common stock	1,766,966	1,755,461
Accumulated deficit	(162,973)	(228,583)
Total stockholders' equity	1,604,005	1,526,890
Noncontrolling interests	530,472	436,150
Total equity	2,134,477	1,963,040
Total liabilities, redeemable noncontrolling interests and equity	$11,815,574	$11,340,971

(1) The consolidated assets as of March 31, 2024 and December 31, 2023 include $5,568,816 and $5,297,816, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $63,777 and $54,674 as of March 31, 2024 and December 31, 2023, respectively; accounts receivable—trade, net of $15,729 and $13,860 as of March 31, 2024 and December 31, 2023, respectively; accounts receivable—other of $145,886 and $187,607 as of March 31, 2024 and December 31, 2023, respectively; other current assets of $631,951 and $693,772 as of March 31, 2024 and December 31, 2023, respectively; property and equipment, net of $4,615,433 and $4,273,478 as of March 31, 2024 and December 31, 2023, respectively; and other assets of $96,040 and $74,425 as of March 31, 2024 and December 31, 2023, respectively. The consolidated liabilities as of March 31, 2024 and December 31, 2023 include $249,869 and $278,016, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $156,518 and $197,072 as of March 31, 2024 and December 31, 2023, respectively; accrued expenses of $532 and $157 as of March 31, 2024 and December 31, 2023, respectively; other current liabilities of $11,684 and $7,269 as of March 31, 2024 and December 31, 2023, respectively; and other long-term liabilities of $81,135 and $73,518 as of March 31, 2024 and December 31, 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$160,904	$161,696

Operating expense:
Cost of revenue—depreciation	42,156	28,197
Cost of revenue—inventory sales	21,892	51,779
Cost of revenue—other	39,348	19,224
Operations and maintenance	36,945	10,739
General and administrative	117,111	101,261
Other operating income	(12,326)	(723)
Total operating expense, net	245,126	210,477

Operating loss	(84,222)	(48,781)

Interest expense, net	84,601	85,607
Interest income	(35,696)	(24,788)
Other (income) expense	(24)	236
Loss before income tax	(133,103)	(109,836)

Income tax (benefit) expense	(43,028)	510
Net loss	(90,075)	(110,346)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(20,115)	(29,263)
Net loss attributable to stockholders	$(69,960)	$(81,083)

Net loss per share attributable to stockholders—basic and diluted	$(0.57)	$(0.70)
Weighted average common shares outstanding—basic and diluted	122,894,548	115,073,975

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,075)	$(110,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,759	32,671
Impairment and loss on disposals, net	21,718	647
Amortization of intangible assets	7,108	7,108
Amortization of deferred financing costs	8,288	5,171
Amortization of debt discount	6,656	3,512
Non-cash effect of equity-based compensation plans	13,587	9,515
Non-cash direct sales revenue	(13,750)	(12,161)
Provision for current expected credit losses and other bad debt expense	1,674	11,858
Unrealized (gain) loss on derivatives	(30,698)	23,616
Unrealized gain on fair value instruments and equity securities	(12,339)	(487)
Other non-cash items	11,065	3,261
Changes in components of operating assets and liabilities:
Accounts receivable	48,507	20,837
Other current assets	(6,585)	(43,060)
Other assets	(52,524)	(80,308)
Accounts payable	16,591	(10,618)
Accrued expenses	(39,083)	(11,588)
Other current liabilities	8,104	(3,470)
Other long-term liabilities	(14,639)	(15,485)
Net cash used in operating activities	(65,636)	(169,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(398,768)	(289,296)
Payments for investments and customer notes receivable	(114,044)	(274,362)
Proceeds from customer notes receivable	50,538	36,111
Proceeds from investments in solar receivables	2,259	2,132
Other, net	1,332	1,120
Net cash used in investing activities	(458,683)	(524,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	729,499	604,240
Payments of long-term debt	(475,190)	(188,724)
Payments on notes payable	(2,507)	—
Payments of deferred financing costs	(12,625)	(6,832)
Proceeds from issuance of common stock, net	1,884	(1,488)
Contributions from redeemable noncontrolling interests and noncontrolling interests	301,728	174,951
Distributions to redeemable noncontrolling interests and noncontrolling interests	(105,240)	(8,554)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(8,517)	(4,511)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	88,776	—
Other, net	(370)	(211)
Net cash provided by financing activities	517,438	568,871
Net decrease in cash, cash equivalents and restricted cash	(6,881)	(124,751)
Cash, cash equivalents and restricted cash at beginning of period	494,402	545,574
Cash, cash equivalents and restricted cash at end of period	487,521	420,823
Restricted cash included in other current assets	(28,765)	(52,699)
Restricted cash included in other assets	(227,045)	(157,240)
Cash and cash equivalents at end of period	$231,711	$210,884

	Three Months Ended March 31,
	2024	2023
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$37,944	$(142)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	$(40,604)	$563

Supplemental cash flow information:
Cash paid for interest	$104,889	$69,033
Cash paid for income taxes	$166	$510

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	$179,502	115,584,659	$12	$1,645,737	$(366,972)	$1,278,777	$488,485	$1,767,262

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040
Net loss	(13,893)	—	—	—	(69,960)	(69,960)	(6,222)	(76,182)
Issuance of common stock, net	—	1,505,040	—	(1,878)	—	(1,878)	—	(1,878)
Contributions from redeemable noncontrolling interests and noncontrolling interests	160,153	—	—	—	—	—	141,575	141,575
Distributions to redeemable noncontrolling interests and noncontrolling interests	(92,115)	—	—	—	—	—	(13,125)	(13,125)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,097)	—	—	—	—	—	(7,599)	(7,599)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	42,463	—	—	—	—	—	(1,860)	(1,860)
Investment tax credit sales	43,661	—	—	—	—	—	1,390	1,390
Equity in subsidiaries attributable to parent	(115,732)	—	—	—	135,569	135,569	(19,837)	115,732
Equity-based compensation expense	—	—	—	13,383	—	13,383	—	13,383
Other, net	—	—	—	—	1	1	—	1
March 31, 2024	$187,312	123,971,555	$12	$1,766,966	$(162,973)	$1,604,005	$530,472	$2,134,477

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 438,000 customers in more than 50 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our consolidated balance sheets, statements of operations, statements of redeemable noncontrolling interests and equity and statements of cash flows and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2023 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

(2) Significant Accounting Policies

Included below are updates to significant accounting policies disclosed in our 2023 annual audited consolidated financial statements.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$2,559	$1,676
Provision for current expected credit losses	1,826	928
Write off of uncollectible accounts	(1,478)	(779)
Recoveries	99	62
Other, net	(67)	—
Balance at end of period	$2,939	$1,887

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from ITC sales and receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us. The

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
following table presents the changes in the allowance for credit losses recorded against accounts receivable—other in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$13,045	$—
Provision for current expected credit losses	581	671
Write off of uncollectible accounts	(6,850)	—
Balance at end of period	$6,776	$671

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) recognize in accounts receivable—other when procured by us and used by our dealers, (c) expense to cost of revenue—inventory sales if sold directly to a dealer or other party, (d) capitalize to property and equipment when installed on an existing home or business, (e) expense to cost of revenue—other when installed on a new home or business as part of a cash sale or (f) capitalize to property and equipment when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. The following table presents the detail of inventory as recorded in other current assets in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Energy storage systems and components	$55,110	$83,178
Homebuilder construction in progress	42,668	36,461
Modules and inverters	31,246	27,143
Meters and modems	1,732	1,793
Total	$130,756	$148,575

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present our financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$67,942	$—	$—	$67,942
Derivative assets	54,226	—	54,226	—
Total	$122,168	$—	$54,226	$67,942

Financial liabilities:
Contingent consideration	$4,685	$—	$—	$4,685
Total	$4,685	$—	$—	$4,685

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,334	$—	$—	$69,334
Derivative assets	55,471	—	55,471	—
Total	$124,805	$—	$55,471	$69,334

Financial liabilities:
Contingent consideration	$19,916	$—	$—	$19,916
Total	$19,916	$—	$—	$19,916

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$69,334	$72,171
Additions	—	969
Settlements	(2,335)	(2,173)
Gain (loss) recognized in earnings	943	(245)
Balance at end of period	$67,942	$70,722

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$19,916	$26,787
Settlements	(3,859)	(10,779)
Gain recognized in earnings	(11,372)	(968)
Balance at end of period	$4,685	$15,040

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of March 31, 2024 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	30.00%
	Revenue risk premium	15.70%
	Risk-free discount rate	5.03%
Contingent consideration - microgrid earnout	Probability of success	10.00%
	Risk-free discount rate	5.03%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
PPA revenue	$30,075	$21,746
Lease revenue	50,555	31,343
Inventory sales revenue	23,574	59,914
Service revenue	1,039	3,817
Direct sales revenue	13,750	12,161
Solar renewable energy certificate revenue	8,408	7,791
Cash sales revenue	21,954	16,819
Loan revenue	11,176	7,143
Other revenue	373	962
Total	$160,904	$161,696

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue as well as amounts that will be invoiced and recognized as revenue in future periods. Contracted but not yet recognized revenue was approximately $6.0 billion as of March 31, 2024, of which we expect to recognize approximately 4% over the next 12 months. We do not expect the annual recognition to vary significantly over approximately the next 19 years as the vast majority of existing customer agreements have at least 19 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

PPA Revenue.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All customers must pass our credit evaluation process. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

Lease Revenue.    We are the lessor under lease agreements for solar energy systems and energy storage systems, which do not meet the definition of a lease under ASC 842 and are accounted for as contracts with customers under ASC 606. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. All customers must pass our credit evaluation process. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Inventory Sales Revenue.    Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place. Shipping and handling costs are included in cost of revenue—inventory sales in the consolidated statements of operations.

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

Solar Renewable Energy Certificate Revenue.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of March 31, 2024 and December 31, 2023. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Payments are typically received within one month of transferring the SREC to the counterparty. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales Revenue.    Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue under ASC 606 upon verification of the home closing.

Loan Revenue.    See discussion of loan revenue in the "Loans" section below.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Our investments in solar energy systems, energy storage systems and/or accessories related to the loan program that are not yet placed in service are recorded in other assets in the consolidated balance sheets and are transferred to customer notes receivable upon being placed in service. Customer notes receivable are recorded at amortized cost, net of an allowance for credit losses (as described below), in other current assets and customer notes receivable in the consolidated balance sheets. Accrued interest receivable related to our customer notes receivable is recorded in accounts receivable—trade, net in the consolidated balance sheets. Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. The amortized cost of our customer notes receivable is equal to the principal balance of customer notes receivable outstanding and does not include accrued interest receivable. Customer notes receivable continue to accrue interest until they are written off against the allowance, which occurs when the balance is 180 days or more past due unless the balance is in the process of collection. Customer notes receivable are considered past due one day after the due date based on the contractual terms of the loan agreement. In all cases, customer notes receivable balances are placed on a nonaccrual status or written off at an earlier date when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously written off and expected to be written off. Accrued interest receivable for customer notes receivable placed on a nonaccrual status is recorded as a reduction to interest income. Interest received on such customer notes receivable is accounted for on a cash basis until the customer notes receivable qualifies for the return to accrual status. Customer notes receivable are returned to accrual status when there is no longer any principal or interest amounts past due and future payments are reasonably assured.

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

Deferred Revenue

Deferred revenue consists of amounts for which the criteria for revenue recognition have not yet been met and includes (a) payments for unfulfilled performance obligations that will be recognized on a straight-line basis over the remaining term of the respective customer agreements, net of any cash incentives earned by the customers, (b) down payments and partial or full prepayments from customers and (c) differences due to the timing of energy production versus billing for certain types of PPAs. Deferred revenue was $615.6 million as of December 31, 2022. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Loans	$972,453	$930,999
PPAs and leases	63,615	55,651
Solar receivables	4,273	4,339
Other	15	14
Total (1)	$1,040,356	$991,003

(1) Of this amount, $59.0 million and $50.8 million is recorded in other current liabilities as of March 31, 2024 and December 31, 2023, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2024 and 2023, we recognized revenue of $13.9 million and $7.9 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Contract Assets and Contract Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, production or predetermined schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method to reflect the transfer of control over time. Contract assets include unbilled amounts typically resulting from revenue under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retainage, included in contract assets, represents the amounts withheld from billings by our clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. As of March 31, 2024 and December 31, 2023, contract assets were $279,000 and contract liabilities were $3.9 million and $3.8 million, respectively. The increase in contract liabilities was due to the timing of advance payments partially offset by revenue recognized during the period. During the three months ended March 31, 2024 and 2023, we recognized revenue of an insignificant amount and $0, respectively, from amounts recorded in contract liabilities at the beginning of the respective years.

Equity-Based Compensation

We account for equity-based compensation, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards. Equity-based compensation expense includes the compensation cost for all share-based awards granted to employees, consultants and members of our board of directors. We use the Black-Scholes option-pricing model to measure the fair value of stock options at the measurement date. For restricted stock units that will be settled in cash, we use the closing price of our common stock on the measurement date to measure the fair value at the measurement date and record in other current liabilities in the consolidated balance sheets. For restricted stock units that will be settled in common stock, we use the closing price of our common stock on the grant date to measure the fair value at the measurement date and record in additional paid-in capital—common stock in the consolidated balance sheets. We account for forfeitures as they occur. Equity-based compensation expense is recorded in general and administrative expense in the consolidated statements of operations. See Note 11, Equity-Based Compensation.

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, our liability for self-insured claims was $4.9 million and $3.5 million, respectively, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of March 31, 2024; however, the actual value of such claims could be significantly affected if future occurrences and claims differ from these assumptions.

Sales of Investment Tax Credits ("ITCs")

We enter into tax credit purchase and sale agreements with third-party purchasers to sell to such third-party purchasers, for cash, the Section 48(a) ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. During the three months ended March 31, 2024 and 2023, we recognized income tax benefit of $44.2 million and $0, respectively, related to estimated future sales of ITCs for the remaining part of the year. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit in the unaudited condensed consolidated statements of operations and the tax equity investor's share as an increase to redeemable noncontrolling interests or noncontrolling interests in the unaudited condensed consolidated

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
balance sheets. As of March 31, 2024 and December 31, 2023, accounts receivable from ITC sales of $144.9 million and $200.7 million, respectively, is recorded in accounts receivable—other in the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we recognized ITC sales of $48.0 million and $0, respectively, of which $3.0 million and $0, respectively, is recorded in income tax (benefit) expense and $45.0 million and $0, respectively, is recorded in redeemable noncontrolling interests and noncontrolling interests.

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, to refine and ensure a broader and more transparent representation of segment-related financial activities. This ASU is effective for annual periods beginning in January 2024 and interim periods beginning in January 2025. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of March 31, 2024	As of December 31, 2023
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$5,953,572	$5,443,796
Construction in progress		464,875	530,180
Asset retirement obligations	30	84,554	78,538
Software and business technology systems	3	133,331	130,300
Computers and equipment	3-5	7,715	7,503
Leasehold improvements	3-6	6,379	6,170
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	419	419
Property and equipment, gross		6,653,657	6,199,718
Less: accumulated depreciation		(611,499)	(560,924)
Property and equipment, net		$6,042,158	$5,638,794

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $531.7 million and $489.7 million as of March 31, 2024 and December 31, 2023, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Inventory	$130,756	$148,575
Current portion of customer notes receivable	185,098	176,562
Restricted cash	28,765	62,188
Prepaid assets	27,884	25,996
Deferred receivables	5,568	7,601
Current portion of investments in solar receivables	7,330	7,457
Other	821	920
Total	$386,222	$429,299

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Construction in progress - customer notes receivable	$123,508	$159,066
Restricted cash	227,045	219,382
Exclusivity and other bonus arrangements with dealers, net	174,512	166,359
Investments in solar receivables	60,612	61,877
Straight-line revenue adjustment, net	66,585	62,941
Other	286,367	226,260
Total	$938,629	$895,885

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Interest payable	$65,988	$67,647
Deferred revenue	59,044	50,815
Current portion of operating and finance lease liability	4,471	4,231
Current portion of performance guarantee obligations	3,061	2,667
Other	13,885	8,289
Total	$146,449	$133,649

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$96,227	$69,869
Additional obligations incurred	6,032	3,355
Accretion expense	1,477	1,081
Other	(24)	(13)
Balance at end of period	$103,712	$74,292

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Customer notes receivable	$4,192,158	$4,029,025
Allowance for credit losses	(116,225)	(116,477)
Customer notes receivable, net	$4,075,933	$3,912,548
Estimated fair value, net	$3,987,979	$3,800,754

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$116,477	$81,248
Provision for current expected credit (gains) losses	(252)	10,211
Balance at end of period	$116,225	$91,459

As of March 31, 2024 and December 31, 2023, we invested $123.5 million and $159.1 million, respectively, in loan solar energy systems, energy storage systems and/or accessories not yet placed in service. For the three months ended March 31, 2024 and 2023, interest income related to our customer notes receivable was $31.0 million and $20.1 million, respectively. As of March 31, 2024 and December 31, 2023, accrued interest receivable related to our customer notes receivable was $8.7 million and $14.3 million, respectively. As of March 31, 2024 and December 31, 2023, there was $44.3 million and $34.2 million, respectively, of customer notes receivable not accruing interest and there was $966,000 and $754,000, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended March 31, 2024 and 2023, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $41,000 and $13,000, respectively, was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
1-90 days past due	$188,377	$164,150
91-180 days past due	45,568	40,428
Greater than 180 days past due	95,226	77,110
Total past due	329,171	281,688
Not past due	3,862,987	3,747,337
Total	$4,192,158	$4,029,025

As of March 31, 2024 and December 31, 2023, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $96.5 million and $83.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Payment performance:
Performing	$205,656	$1,455,795	$1,319,753	$683,536	$208,689	$223,503	$4,096,932
Nonperforming (1)	—	18,422	36,661	20,629	5,903	13,611	95,226
Total	$205,656	$1,474,217	$1,356,414	$704,165	$214,592	$237,114	$4,192,158

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII"), Sunnova Asset Portfolio 9, LLC ("AP9"), Sunnova Hestia I Borrower, LLC ("HESI"), Sunnova Sol VI Issuer, LLC ("SOLVI") and Sunnova Helios XIII Issuer, LLC ("HELXIII"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended March 31, 2024 Weighted Average Effective Interest Rates	As of March 31, 2024		Year Ended December 31, 2023 Weighted Average Effective Interest Rates	As of December 31, 2023
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.04%	600,000	—	3.03%	600,000	—
Debt discount, net		(17,870)	—		(19,174)	—
Deferred financing costs, net		(695)	—		(748)	—
Sunnova Energy Corporation
Notes payable	19.38%	—	577	7.07%	—	3,084

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.875% senior notes	6.55%	400,000	—	6.53%	400,000	—
11.75% senior notes	12.29%	400,000	—	12.02%	400,000	—
Debt discount, net		(12,722)	—		(13,288)	—
Deferred financing costs, net		(11,356)	—		(12,119)	—
EZOP
Revolving credit facility	9.47%	390,171	—	8.72%	511,000	—
Debt discount, net		(261)	—		(302)	—
HELII
Solar asset-backed notes	5.64%	190,508	9,111	5.64%	194,933	9,065
Debt discount, net		(23)	—		(24)	—
Deferred financing costs, net		(2,771)	—		(2,926)	—
RAYSI
Solar asset-backed notes	5.58%	103,686	6,450	5.55%	105,096	6,349
Debt discount, net		(696)	—		(753)	—
Deferred financing costs, net		(2,888)	—		(3,004)	—
HELIII
Solar loan-backed notes	4.46%	84,477	9,873	4.43%	86,232	9,983
Debt discount, net		(1,180)	—		(1,250)	—
Deferred financing costs, net		(1,133)	—		(1,200)	—
TEPH
Revolving credit facility	9.80%	1,024,850	—	10.03%	1,036,600	—
Debt discount, net		(1,015)	—		(1,168)	—
SOLI
Solar asset-backed notes	3.93%	332,368	13,454	3.91%	335,874	12,965
Debt discount, net		(71)	—		(74)	—
Deferred financing costs, net		(5,511)	—		(5,769)	—
HELIV
Solar loan-backed notes	4.16%	95,837	10,700	4.16%	97,458	10,854
Debt discount, net		(382)	—		(417)	—
Deferred financing costs, net		(1,798)	—		(1,955)	—
AP8
Revolving credit facility	9.18%	—	215,000	9.42%	—	215,000
SOLII
Solar asset-backed notes	1.41%	219,974	6,697	3.90%	221,955	7,195
Debt discount, net		(54)	—		(56)	—
Deferred financing costs, net		(3,790)	—		(3,948)	—
HELV
Solar loan-backed notes	2.51%	132,508	13,286	2.49%	134,473	13,496
Debt discount, net		(504)	—		(540)	—
Deferred financing costs, net		(1,956)	—		(2,094)	—
SOLIII
Solar asset-backed notes	2.84%	253,438	14,533	2.81%	257,545	15,762
Debt discount, net		(98)	—		(102)	—
Deferred financing costs, net		(4,679)	—		(4,871)	—
HELVI
Solar loan-backed notes	2.10%	157,539	13,313	2.10%	159,901	13,521
Debt discount, net		(30)	—		(32)	—
Deferred financing costs, net		(2,204)	—		(2,345)	—
HELVII
Solar loan-backed notes	2.54%	122,132	10,060	2.53%	123,494	10,221
Debt discount, net		(29)	—		(31)	—
Deferred financing costs, net		(1,697)	—		(1,797)	—
HELVIII
Solar loan-backed notes	3.64%	240,479	19,681	3.62%	243,020	19,995
Debt discount, net		(4,130)	—		(4,355)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net		(3,220)	—		(3,395)	—
SOLIV
Solar asset-backed notes	5.95%	322,526	8,574	5.90%	325,612	8,464
Debt discount, net		(8,998)	—		(9,440)	—
Deferred financing costs, net		(6,443)	—		(6,759)	—
HELIX
Solar loan-backed notes	5.67%	195,236	13,592	5.64%	196,174	15,246
Debt discount, net		(2,886)	—		(3,027)	—
Deferred financing costs, net		(2,667)	—		(2,798)	—
HELX
Solar loan-backed notes	7.55%	202,073	14,644	7.38%	200,842	19,996
Debt discount, net		(15,988)	—		(17,015)	—
Deferred financing costs, net		(2,855)	—		(3,064)	—
IS
Revolving credit facility	9.22%	34,100	—	8.90%	31,300	—
SOLV
Solar asset-backed notes	6.82%	310,531	7,890	6.93%	312,844	7,775
Debt discount, net		(14,632)	—		(15,491)	—
Deferred financing costs, net		(6,310)	—		(6,682)	—
HELXI
Solar loan-backed notes	6.48%	245,454	29,504	6.29%	247,251	31,240
Debt discount, net		(11,557)	—		(12,007)	—
Deferred financing costs, net		(4,891)	—		(5,195)	—
HELXII
Solar loan-backed notes	6.98%	209,739	25,375	6.71%	210,263	26,661
Debt discount, net		(12,401)	—		(13,065)	—
Deferred financing costs, net		(4,153)	—		(4,135)	—
AP9
Revolving credit facility	18.73%	16,035	—	19.30%	12,118	—
Debt discount, net		(494)	—		(572)	—
HESI
Solar loan-backed notes	4.04%	211,331	26,988	10.94%	213,432	26,625
Debt discount, net		(7,337)	—		(7,616)	—
Deferred financing costs, net		(6,740)	—		(7,058)	—
SOLVI
Solar asset-backed notes	6.31%	221,811	4,188		—	—
Debt discount, net		(12,194)	—		—	—
Deferred financing costs, net		(5,091)	—		—	—
HELXIII
Solar loan-backed notes	5.93%	202,235	20,006		—	—
Debt discount, net		(7,412)	—		—	—
Deferred financing costs, net		(4,490)	—		—	—
Total		$7,273,736	$493,496		$7,030,756	$483,497

Availability.    As of March 31, 2024, we had $860.8 million of available borrowing capacity under our various financing arrangements, consisting of $484.8 million under the EZOP revolving credit facility, $286.2 million under the TEPH revolving credit facility, $15.9 million under the IS revolving credit facility, $49.0 million under the AP9 revolving credit facility and $25.0 million under the BMB revolving credit facility. There was no available borrowing capacity under any of our other financing arrangements. As of March 31, 2024, we were in compliance with all debt covenants under our financing arrangements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EZOP Debt.      In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025. However, we believe we will be able to satisfy this obligation through a refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

TEPH Debt.      In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. We currently do not have the resources to repay this facility when it becomes due in November 2025. However, we believe we will be able to satisfy this obligation through a refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

AP8 Debt.    We currently do not have the resources to repay this facility when it becomes due in September 2024. However, we believe we will be able to satisfy this obligation through either a refinancing of the facility or an amendment and extension and have commenced discussions with this lender group. Although we believe it is probable we will refinance or extend this facility, there can be no assurance about our ability to do so. The AP8 revolving credit facility is non-recourse to Sunnova Energy Corporation. Absent a refinancing or extension, a failure to pay the principal and interest on the AP8 revolving credit facility when due would result in an event of default that enables the requisite lenders to demand immediate payment or exercise other remedies, such as charging default interest. If the lenders were to demand immediate repayment, the non-recourse borrower would not have sufficient liquidity to meet its obligations when they come due and the lenders would be able to seek foreclosure of the collateral at AP8. While we believe such event at AP8, if it were to occur, would not by itself have a material impact on our consolidated business operations or expected cash flows, it may affect the availability or terms of future financings for us and we may expend additional funds or incur additional obligations over the shorter term to ensure compliance with the terms of the AP8 revolving credit facility.

SOLVI Debt.    In February 2024, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLVI, a special purpose entity, that issued $194.5 million in aggregate principal amount of Series 2024-1 Class A solar asset-backed notes, $16.5 million in aggregate principal amount of Series 2024-1 Class B solar asset-backed notes and $15.0 million in aggregate principal amount of Series 2024-1 Class C solar asset-backed notes (collectively, the "SOLVI Notes") with a maturity date of January 2059. The SOLVI Notes were issued at a discount of 4.66%, 7.08% and 13.98% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate equal to 5.65%, 7.00% and 9.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by the solar energy systems and the related asset receivables of SOLVI's subsidiaries are used to service the quarterly principal and interest payments on the SOLVI Notes and satisfy SOLVI's expenses, and any remaining cash can be distributed to Sunnova SOL VI Depositor, LLC, SOLVI's sole member. In connection with the SOLVI Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the related asset receivables pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the related asset receivables pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLVI pursuant to the sale and contribution agreement. SOLVI is also required to maintain certain reserve accounts for the benefit of the holders of the SOLVI Notes, each of which must remain funded at all times to the levels specified in the SOLVI Notes. The indenture requires SOLVI to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLVI Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLVI Notes have no recourse to our other assets except as expressly set forth in the SOLVI Notes.

HELXIII Debt.    In February 2024, we pooled and transferred eligible solar loans and home improvement loans and the related receivables into HELXIII, a special purpose entity, that issued $166.0 million in aggregate principal amount of Series 2024-A Class A loan-backed notes, $33.9 million in aggregate principal amount of Series 2024-A Class B loan-backed notes and $27.1 million in aggregate principal amount of Series 2024-A Class C loan-backed notes (collectively, the "HELXIII

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes") with a maturity date of February 2051. The HELXIII Notes were issued at a discount of 2.77%, 2.83% and 7.18% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 6.00% and 7.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans and home improvement loans are used to service the monthly principal and interest payments on the HELXIII Notes and satisfy HELXIII's expenses, and any remaining cash can be distributed to Sunnova Helios XIII Depositor, LLC, HELXIII's sole member. In connection with the HELXIII Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the loans pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the loans pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible loans eventually sold to HELXIII pursuant to the related sale and contribution agreement. HELXIII is also required to maintain certain reserve accounts for the benefit of the holders of the HELXIII Notes, each of which must be funded at all times to the levels specified in the HELXIII Notes. The holders of the HELXIII Notes have no recourse to our other assets except as expressly set forth in the HELXIII Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$525,613	$575,000	$528,927
SEI 2.625% convertible senior notes	600,000	573,142	600,000	582,463
Sunnova Energy Corporation notes payable	577	577	3,084	3,084
Sunnova Energy Corporation 5.875% senior notes	400,000	365,469	400,000	369,522
Sunnova Energy Corporation 11.75% senior notes	400,000	405,000	400,000	411,996
EZOP revolving credit facility	390,171	390,171	511,000	511,000
HELII solar asset-backed notes	199,619	190,852	203,998	198,590
RAYSI solar asset-backed notes	110,136	99,097	111,445	102,480
HELIII solar loan-backed notes	94,350	84,768	96,215	87,982
TEPH revolving credit facility	1,024,850	1,024,850	1,036,600	1,036,600
SOLI solar asset-backed notes	345,822	302,703	348,839	310,928
HELIV solar loan-backed notes	106,537	94,302	108,312	96,603
AP8 revolving credit facility	215,000	215,000	215,000	215,000
SOLII solar asset-backed notes	226,671	187,047	229,150	192,589
HELV solar loan-backed notes	145,794	129,066	147,969	132,533
SOLIII solar asset-backed notes	267,971	225,794	273,307	235,318
HELVI solar loan-backed notes	170,852	149,053	173,422	153,836
HELVII solar loan-backed notes	132,192	117,336	133,715	120,413
HELVIII solar loan-backed notes	260,160	235,016	263,015	241,599
SOLIV solar asset-backed notes	331,100	315,978	334,076	325,816
HELIX solar loan-backed notes	208,828	196,646	211,420	203,375
HELX solar loan-backed notes	216,717	214,023	220,838	221,655
IS revolving credit facility	34,100	34,100	31,300	31,300
SOLV solar asset-backed notes	318,421	308,776	320,619	317,481
HELXI solar loan-backed notes	274,958	267,125	278,491	275,323
HELXII solar loan-backed notes	235,114	234,834	236,924	242,091
AP9 revolving credit facility	16,035	16,035	12,118	12,118
HESI solar loan-backed notes	238,319	241,742	240,057	249,318
SOLVI solar asset-backed notes	225,999	227,628	—	—
HELXIII solar loan-backed notes	222,241	222,698	—	—
Total (1)	$7,987,534	$7,594,441	$7,715,914	$7,409,940

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $220.3 million and $201.7 million as of March 31, 2024 and December 31, 2023, respectively.

For the notes payable, EZOP, TEPH, AP8, IS and AP9 debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV, HELXI, HELXII, HESI, SOLVI and HELXIII debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the three months ended March 31, 2024 and 2023, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $73.1 million and $153.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In August 2023, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the three months ended March 31, 2024 and 2023, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $511.7 million and $0, respectively, and recorded a realized loss of $1.2 million and a realized gain of $4.8 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the three months ended March 31, 2024 and 2023, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $340.0 million and $119.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the three months ended March 31, 2024 and 2023, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $362.6 million and $0, respectively, and recorded a realized gain of $3.5 million and $1.9 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the three months ended March 31, 2024 and 2023, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $75.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the three months ended March 31, 2024 and 2023, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $620,000 and $3,000, respectively.

Interest Rate Swaps and Caps on AP9 Debt.    During the three months ended March 31, 2024 and 2023, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $0 to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. In September 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match AP9's estimated monthly principal payments on the debt. During the three months ended March 31, 2024 and 2023, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $90,000 and $0, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of March 31, 2024				As of December 31, 2023
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	July 2023 - March 2024	June 2028 - November 2035	2.000%	$372,000	July 2023 - December 2023	December 2028 - November 2035	2.000%	$489,581
TEPH	February 2023 - March 2024	October 2031 - October 2041	3.000% - 4.202%	974,600	July 2022 - December 2023	October 2031 - October 2041	2.620% - 4.202%	994,403
AP8	November 2022 - August 2023	September 2025	4.250%	215,000	November 2022 - August 2023	September 2025	4.250%	215,000
AP9	September 2023	September 2027	4.250%	25,000	September 2023	September 2027	4.250%	25,000
Total				$1,586,600				$1,723,984

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Other assets	$54,226	$55,471

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Realized gain	$(3,050)	$(6,707)
Unrealized (gain) loss	(30,698)	23,616
Total	$(33,748)	$16,909

(9) Income Taxes

Our effective income tax rate is 32% and 0% for the three months ended March 31, 2024 and 2023, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance and income tax benefit from the sale of ITCs. For interim reporting, we apply a forecasted annualized effective tax rate to year-to-date loss before income tax. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of March 31, 2024 and December 31, 2023 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2013 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-D, LLC ("TEP8D"), a subsidiary of Sunnova TEP 8-D Manager, LLC, which is the Class B member of TEP8D. The Class A member of TEP8D made a total capital commitment of $195.0 million. In February 2024, the Class A member of Sunnova TEP 7-F, LLC increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, the Class A member of Sunnova TEP 7-E, LLC increased its capital commitment from $51.0 million to approximately $51.2 million.

Noncontrolling Interests

In February 2024, the Class A member of Sunnova TEP 7-A, LLC increased its capital commitment from approximately $59.0 million to approximately $61.4 million.

(11) Equity-Based Compensation

In February 2024, the aggregate number of shares of common stock that may be issued pursuant to awards under the 2019 Long-Term Incentive Plan (the "LTIP") was increased by 2,960,908, an amount that, together with the shares remaining available for grant under the LTIP, is equal to 6,123,326 shares, or approximately 5% of the number of shares of common stock outstanding as of December 31, 2023.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Granted	1,817,193	$7.02	9.93	$4.31
Exercised	(11,357)	$1.85			$118
Forfeited	(87,259)	$17.99		$10.31
Outstanding, March 31, 2024	5,736,726	$14.28	6.32		$—
Exercisable, March 31, 2024	2,712,597	$17.31	2.84		$—
Vested and expected to vest, March 31, 2024	5,736,726	$14.28	6.32		$—
Non-vested, March 31, 2024	3,024,129			$6.69

The number of stock options that vested during the three months ended March 31, 2024 and 2023 was 148,859 and 16,816, respectively. The grant date fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $2.2 million and $309,000, respectively. As of March 31, 2024, there was $14.9 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.45 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	2,384,205	$16.60
Granted	5,514,576	$6.33
Vested	(1,776,290)	$10.21
Forfeited	(345,241)	$10.85
Outstanding, March 31, 2024	5,777,250	$9.06

The number of restricted stock units that vested during the three months ended March 31, 2024 and 2023 was 1,776,290 and 740,979, respectively. The grant date fair value of restricted stock units that vested during the three months ended March 31, 2024 and 2023 was $18.1 million and $13.5 million, respectively. As of March 31, 2024, there was $45.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.92 years.

Employee Stock Purchase Plan ("ESPP")

As of March 31, 2024 and December 31, 2023, the number of shares of common stock issued under the ESPP was 35,160.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(12) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(69,960)	$(81,083)

Net loss per share attributable to stockholders—basic and diluted	$(0.57)	$(0.70)
Weighted average common shares outstanding—basic and diluted	122,894,548	115,073,975

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Equity-based compensation awards	7,935,379	5,037,823
Convertible senior notes	34,150,407	34,150,407

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

Performance Guarantee Obligations.    As of March 31, 2024, we recorded $6.0 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $3.1 million is recorded in other current liabilities and $2.9 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2023, we recorded $6.8 million related to these guarantees, of which $2.7 million is recorded in other current liabilities and $4.1 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$6,753	$4,845
Accruals	1,913	1,015
Settlements	(2,669)	(2,731)
Balance at end of period	$5,997	$3,129

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease expense	$753	$692
Finance lease expense:
Amortization expense	418	230
Interest on lease liabilities	49	18
Short-term lease expense	83	27
Variable lease expense	305	233
Total	$1,608	$1,200

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
Right-of-use assets:
Operating leases	$12,740	$13,247
Finance leases	4,497	4,085
Total right-of-use assets	$17,237	$17,332

Current lease liabilities:
Operating leases	$2,961	$2,883
Finance leases	1,510	1,348
Long-term leases liabilities:
Operating leases	13,296	14,005
Finance leases	1,787	1,631
Total lease liabilities	$19,554	$19,867

Other information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$878	$764
Operating cash flows from finance leases	$49	$18
Financing cash flows from finance leases	$371	$211
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90	$—
Finance leases	$831	$83

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2024	As of December 31, 2023
Weighted average remaining lease term (years):
Operating leases	5.27	5.51
Finance leases	3.11	3.12
Weighted average discount rate:
Operating leases	4.06%	4.06%
Finance leases	6.29%	6.26%

Future minimum lease payments under our non-cancelable leases as of March 31, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$2,667	$1,312
2025	3,458	1,158
2026	3,240	707
2027	3,304	400
2028	3,372	20
2029 and thereafter	2,113	—
Total	18,154	3,597
Amount representing interest	(1,821)	(300)
Amount representing leasehold incentives	(76)	—
Present value of future payments	16,257	3,297
Current portion of lease liability	(2,961)	(1,510)
Long-term portion of lease liability	$13,296	$1,787

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

Dealer Commitments.    As of March 31, 2024 and December 31, 2023, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $174.5 million and $166.4 million, respectively. Under these agreements, we paid $9.6 million and $24.6 million during the three months ended March 31, 2024 and 2023, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2024	$65,579
2025	57,079
2026	36,904
2027	30,000
2028	—
2029 and thereafter	—
Total	$189,562

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchase Commitments.    In April 2024, we amended an agreement with a supplier in which we agreed to purchase approximately $255.0 million of solar energy systems from May 2024 through March 2025. Under this agreement, we purchased $6.8 million and $78.4 million during the three months ended March 31, 2024 and 2023, respectively.

Software and Business Technology Commitments.    We have certain long-term contractual commitments related to software and business technology services and licenses. Future commitments as of March 31, 2024 were as follows:

Software and Business Technology Commitments
(in thousands)
Remaining 2024	$15,115
2025	7,389
2026	6,137
2027	7,405
2028	515
2029 and thereafter	515
Total	$37,076

(14) Subsequent Events

TEPH Debt.      In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion.

IS Debt.      In April 2024, we amended the IS revolving credit facility to, among other things, (a) change the date on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 438,000 customers in more than 50 United States ("U.S.") states and territories. Through our adaptive energy platform, we provide a better energy service at a better price to deliver our mission of powering energy independence.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,443 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 438,000 customers as of March 31, 2024.

Recent Developments

Financing Transactions

In February 2024, we admitted a tax equity investor with a total capital commitment of $195.0 million, a tax equity investor increased its capital commitment from approximately $59.0 million to approximately $61.4 million and a tax equity investor increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, a tax equity investor increased its capital commitment from $51.0 million to approximately $51.2 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In February 2024, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility).

In February 2024, we amended the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In April 2024, we amended the revolving credit facility by and among Sunnova Inventory Supply, LLC ("IS"), Texas Capital Bank, as agent and lender, and the lenders party thereto, to, among other things, (a) change the date on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans.

In February 2024, one of our subsidiaries issued $194.5 million in aggregate principal amount of Series 2024-1 Class A solar asset-backed notes, $16.5 million in aggregate principal amount of Series 2024-1 Class B solar asset-backed notes and $15.0 million in aggregate principal amount of Series 2024-1 Class C solar asset-backed notes (collectively, the "SOLVI Notes") with a maturity date of January 2059. The SOLVI Notes bear interest at an annual rate of 5.65%, 7.00% and 9.00% for the Class A, Class B and Class C notes, respectively. In February 2024, one of our subsidiaries issued $166.0 million in aggregate principal amount of Series 2024-A Class A solar loan-backed notes, $33.9 million in aggregate principal amount of Series 2024-A Class B solar loan-backed notes and $27.1 million in aggregate principal amount of Series 2024-A Class C solar loan-backed notes (collectively, the "HELXIII Notes") with a maturity date of February 2051. The HELXIII Notes bear interest at an annual rate of 5.30%, 6.00% and 7.00% for the Class A, Class B and Class C notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related customer agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related customer agreements that were originated by one of our wholly-owned subsidiaries. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we may in the future securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through March 31, 2024, we have issued $5.2 billion in solar asset-backed and solar loan-backed notes.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through March 31, 2024, we have received commitments of approximately $3.0 billion through the use of tax equity funds, of which an aggregate of $2.4 billion has been funded and $435.4 million remains available for use.

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

	As of March 31, 2024	As of December 31, 2023	Change
Number of customers	438,500	419,200	19,300

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

	Three Months Ended March 31,
	2024	2023
Weighted average number of systems (excluding loan agreements and cash sales)	259,400	197,500
Weighted average number of systems with loan agreements	160,900	88,700
Weighted average number of systems with cash sales	13,500	7,300
Weighted average number of systems	433,800	293,500

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) excluding the impacts of interest expense, income tax (benefit) expense, depreciation and amortization expense, non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, non-cash disaster losses, losses on unenforceable contracts, losses on extinguishment of long-term debt, unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, provision for current expected credit losses and non-cash inventory and other impairments and including the impacts of investment tax credit ("ITC") sales.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(90,075)	$(110,346)
Interest expense, net	84,601	85,607
Interest income	(35,696)	(24,788)
Income tax (benefit) expense	(43,028)	510
Depreciation expense	50,759	32,671
Amortization expense	7,527	7,338
EBITDA	(25,912)	(9,008)
Non-cash compensation expense	13,587	9,515
ARO accretion expense	1,477	1,081
Non-cash disaster losses	(10)	—
Unrealized gain on fair value instruments and equity securities	(12,339)	(487)
Amortization of payments to dealers for exclusivity and other bonus arrangements	1,974	1,386
Provision for current expected credit (gains) losses	(268)	10,259
Non-cash inventory and other impairments	19,982	—
ITC sales	47,953	—
Other, net	—	1,807
Adjusted EBITDA	$46,444	$14,553

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest income	$35,696	$24,788
Principal proceeds from customer notes receivable, net of related revenue	$39,616	$29,098
Proceeds from investments in solar receivables	$2,259	$2,132

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, non-cash disaster losses, amortization of payments to dealers for exclusivity and other bonus arrangements, cost of revenue related to direct sales, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments, gains and losses on held-for-sale loans and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit losses and non-cash inventory and other impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe investors and securities analysts will also use Adjusted Operating Expense in evaluating our performance. This measurement is not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense, net. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, net, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$245,126	$210,477
Depreciation expense	(50,759)	(32,671)
Amortization expense	(7,527)	(7,338)
Non-cash compensation expense	(13,587)	(9,515)
ARO accretion expense	(1,477)	(1,081)
Non-cash disaster losses	10	—
Amortization of payments to dealers for exclusivity and other bonus arrangements	(1,974)	(1,386)
Provision for current expected credit gains (losses)	268	(10,259)
Non-cash inventory and other impairments	(19,982)	—
Cost of revenue related to direct sales	(18,421)	(7,597)
Cost of revenue related to cash sales	(13,839)	(9,345)
Cost of revenue related to inventory sales	(21,892)	(51,779)
Unrealized gain on fair value instruments	12,315	723
Gain on held-for-sale loans	24	—
Other, net	—	(1,807)
Adjusted operating expense	$108,285	$78,422
Adjusted operating expense per weighted average system	$250	$267

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

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of March 31, 2024 and December 31, 2023, calculated using a 6% discount rate.

	As of March 31, 2024	As of December 31, 2023
	(in millions)
Estimated gross contracted customer value	$9,490	$9,097

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

Estimated Gross Contracted Customer Value
	As of March 31, 2024
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$10,103	$9,617	$9,193	$8,823	$8,496
0%	$10,499	$9,959	$9,490	$9,081	$8,722

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire or seek to acquire in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 for further discussion of risks affecting our business.

Financing Availability. Our future growth and profitability depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Prior to the Inflation Reduction Act of 2022 ("IRA"), which was enacted in August 2022, the amount for the Section 48(a) ITC was equal to (a) 30% of the basis of eligible solar property that began construction before 2020 or (b) 26% of the basis of eligible solar property that began construction during 2020, 2021 or 2022. Under the IRA, the Section 48(a) ITC is (a) 26% for eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% for eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems financed by Hestia securitizations will be subject to applicable labor and other requirements imposed by the U.S Department of Energy ("DOE") and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase and sale agreements and subsequently entered into additional tax credit purchase and sale agreements in December 2023, February 2024 and March 2024. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

PPA Revenue. We have determined solar service agreements under which customers purchase electricity from us should be accounted for as revenue from contracts with customers. We recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the contracts. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

Lease Revenue. We are the lessor under lease agreements for solar energy systems and energy storage systems, which we account for as revenue from contracts with customers. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

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

Inventory Sales Revenue. Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place.

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

SREC Revenue. Each SREC represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. We sell SRECs to utilities and other third parties who use the SRECs to meet renewable portfolio standards and can do so separate from the actual electricity generated by the renewable-based generation source. We account for SRECs generated from solar energy systems owned by us, as opposed to those owned by our customers, as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify SRECs as inventory held until sold and delivered to third parties. We enter into economic hedges with major financial institutions related to expected production of SRECs through forward contracts to partially mitigate the risk of decreases in SREC market rates. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue upon the transfer of the SRECs to the counterparty. The costs related to the sales of SRECs are generally limited to fees for brokered transactions. Accordingly, the sale of SRECs in a period generally has a favorable impact on our operating results for that period. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Cash Sales Revenue. Cash sales revenue represents revenue from a customer's purchase of a solar energy system from us typically when purchasing a new home. We recognize the related revenue upon verification of the home closing.

Loan Revenue. We recognize payments received from customers under loan agreements (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. Similar to our lease agreements, we provide customers under our loan agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the three months ended March 31, 2024 and 2023, we incurred $15.9 million and $9.6 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance and training, software and business technology services, marketing and communications, acquisition costs, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including software and business technology development projects, vehicles, furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal software and business technology development projects, to the extent of the time spent directly on the application and development stage of such software project.

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

Income Tax (Benefit) Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax (benefit) expense includes the effects of taxes incurred in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements, as applicable. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. For interim reporting, we utilize a forecasted annualized effective tax rate. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interest or noncontrolling interest.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net loss attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue	$160,904	$161,696	$(792)

Operating expense:
Cost of revenue—depreciation	42,156	28,197	13,959
Cost of revenue—inventory sales	21,892	51,779	(29,887)
Cost of revenue—other	39,348	19,224	20,124
Operations and maintenance	36,945	10,739	26,206
General and administrative	117,111	101,261	15,850
Other operating income	(12,326)	(723)	(11,603)
Total operating expense, net	245,126	210,477	34,649

Operating loss	(84,222)	(48,781)	(35,441)

Interest expense, net	84,601	85,607	(1,006)
Interest income	(35,696)	(24,788)	(10,908)
Other (income) expense	(24)	236	(260)
Loss before income tax	(133,103)	(109,836)	(23,267)

Income tax (benefit) expense	(43,028)	510	(43,538)
Net loss	(90,075)	(110,346)	20,271
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(20,115)	(29,263)	9,148
Net loss attributable to stockholders	$(69,960)	$(81,083)	$11,123

Revenue

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
PPA revenue	$30,075	$21,746	$8,329
Lease revenue	50,555	31,343	19,212
Inventory sales revenue	23,574	59,914	(36,340)
Service revenue	1,039	3,817	(2,778)
Direct sales revenue	13,750	12,161	1,589
SREC revenue	8,408	7,791	617
Cash sales revenue	21,954	16,819	5,135
Loan revenue	11,176	7,143	4,033
Other revenue	373	962	(589)
Total	$160,904	$161,696	$(792)

Revenue decreased by $792,000 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in inventory sales, partially offset by an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 149,800 for the three months ended March 31, 2023 to approximately 206,300 for the three months ended March 31, 2024. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue, direct sales revenue and service revenue, on a weighted average number of systems basis, revenue increased from $361 per system for the three months ended March 31, 2023 to $393 per system for the same period in 2024 (9% increase). Inventory sales revenue decreased by $36.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to our dealers having sufficient inventory on hand from prior purchases. Service revenue decreased by $2.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in repair service revenue. Direct sales revenue increased by $1.6 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increased focus on direct sales of additional services to existing customers. SREC revenue increased by $617,000 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in SREC volumes in Connecticut, Massachusetts and Pennsylvania. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenue under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $95 per system for the three months ended March 31, 2023 to $113 per system for the same period in 2024 (19% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of revenue—depreciation	$42,156	$28,197	$13,959

Cost of revenue—depreciation increased by $14.0 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 149,800 for the three months ended March 31, 2023 to approximately 206,300 for the three months ended March 31, 2024. On a weighted average number of systems basis, cost of revenue—depreciation increased from $188 per system for the three months ended March 31, 2023 to $204 per system for the same period in 2024 (9% increase).

Cost of Revenue—Inventory Sales

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of revenue—inventory sales	$21,892	$51,779	$(29,887)

Cost of revenue—inventory sales decreased by $29.9 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was due to our dealers having sufficient inventory on hand from prior purchases.

Cost of Revenue—Other

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of revenue—other	$39,348	$19,224	$20,124

Cost of revenue—other increased by $20.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to costs related to direct sales revenue of $10.8 million, costs related to cash sales revenue of $4.5 million and costs related to services of $3.6 million.

Operations and Maintenance Expense

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operations and maintenance	$36,945	$10,739	$26,206

Operations and maintenance expense increased by $26.2 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher impairments and losses on disposals and truck roll costs. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, increased from $52 per system for the three months ended March 31, 2023 to $58 per system for the three months ended March 31, 2024 primarily due to higher truck roll costs.

General and Administrative Expense

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
General and administrative	$117,111	$101,261	$15,850

General and administrative expense increased by $15.9 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel to support growth of $15.4 million, (b) depreciation expense of $4.1 million, (c) software and business technology expense of $2.6 million, (d) marketing expense of $2.2 million and (e) consultants, contractors and professional fees of $1.5 million, partially offset by a decrease in provision for current expected credit losses of $10.5 million.

Other Operating Income

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Other operating income	$(12,326)	$(723)	$(11,603)

Other operating income increased by $11.6 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to changes in the fair value of certain financial instruments and contingent consideration.

Interest Expense, Net

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Interest expense, net	$84,601	$85,607	$(1,006)

Interest expense, net decreased by $1.0 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to an increase in unrealized gains on derivatives of $54.3 million, partially offset by (a) an increase in interest expense of $41.9 million primarily due to higher levels of debt outstanding in 2024 compared to 2023, (b) a decrease in realized gains on derivatives of $3.7 million, (c) an increase in amortization of deferred financing costs of $3.1 million and (d) an increase in amortization of debt discounts of $3.1 million.

Interest Income

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Interest income	$35,696	$24,788	$10,908

Interest income increased by $10.9 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 88,700 for the three months ended March 31, 2023 to approximately 160,900 for the three months ended March 31, 2024. On a weighted average number of systems basis, loan interest income decreased from $226 per system for the three months ended March 31, 2023 to $192 per system for the three months ended March 31, 2024 primarily due to an increase in the volume of accessory loans, which have smaller principal balances.

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $43.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to ITC sales that resulted in an income tax benefit and income tax benefit related to estimated future sales of ITCs, partially offset by an increase in taxable income related to tax gains recognized on the sale of solar energy systems and energy storage systems located in separate tax-reporting jurisdictions.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $9.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2021, 2022 and 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had total cash of $487.5 million, of which $231.7 million was unrestricted, and $860.8 million of available borrowing capacity under our various financing arrangements. We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 13, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have included tax equity, non-recourse and recourse debt, investor asset-backed and loan-backed securitizations and cash generated from operations. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. We will seek to raise additional required capital, including from new and existing tax equity investors, additional borrowings, securitizations and other potential debt and equity financing sources. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of March 31, 2024, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

As of March 31, 2024, we had undrawn committed capital of approximately $435.4 million under our tax equity funds, which may only be used to purchase and install solar energy systems. In February 2024, we admitted a tax equity investor with a total capital commitment of $195.0 million and a tax equity investor increased its capital commitment from approximately

$59.0 million to approximately $61.4 million. In February 2024, a tax equity investor increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, a tax equity investor increased its capital commitment from $51.0 million to approximately $51.2 million.

Warehouse and Other Debt Financings

In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025. However, we believe we will be able to satisfy this obligation through a refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. We currently do not have the resources to repay this facility when it becomes due in November 2025. However, we believe we will be able to satisfy this obligation through a refinancing of the facility. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

We currently do not have the resources to repay the secured revolving credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), Banco Popular de Puerto Rico, as agent, and the lenders party thereto, when it becomes due in September 2024. However, we believe we will be able to satisfy this obligation through either a refinancing of the facility or an amendment and extension and have commenced discussions with this lender group. Although we believe it is probable we will refinance or extend this facility, there can be no assurance about our ability to do so. The AP8 revolving credit facility is non-recourse to Sunnova Energy Corporation. Absent a refinancing or extension, a failure to pay the principal and interest on the AP8 revolving credit facility when due would result in an event of default that enables the requisite lenders to demand immediate payment or exercise other remedies, such as charging default interest. If the lenders were to demand immediate repayment, the non-recourse borrower would not have sufficient liquidity to meet its obligations when they come due and the lenders would be able to seek foreclosure of the collateral at AP8. While we believe such event at AP8, if it were to occur, would not by itself have a material impact on our consolidated business operations or expected cash flows, it may affect the availability or terms of future financings for us and we may expend additional funds or incur additional obligations over the shorter term to ensure compliance with the terms of the AP8 revolving credit facility.

In April 2024, we amended the IS revolving credit facility to, among other things, (a) change the date on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans.

Securitizations

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

In February 2024, one of our subsidiaries issued $166.0 million in aggregate principal amount of Series 2024-A Class A solar loan-backed notes, $33.9 million in aggregate principal amount of Series 2024-A Class B solar loan-backed notes and $27.1 million in aggregate principal amount of Series 2024-A Class C solar loan-backed notes with a maturity date of February 2051. The HELXIII Notes bear interest at an annual rate of 5.30%, 6.00% and 7.00% for the Class A, Class B and Class C notes, respectively.

Historical Cash Flows—Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(65,636)	$(169,327)	$103,691
Net cash used in investing activities	(458,683)	(524,295)	65,612
Net cash provided by financing activities	517,438	568,871	(51,433)
Net decrease in cash, cash equivalents and restricted cash	$(6,881)	$(124,751)	$117,870

Operating Activities

Net cash used in operating activities decreased by $103.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is primarily due to an increase in net cash received for derivative origination and breakage fees of $70.4 million and decreases in purchases of inventory and prepaid inventory of $20.0 million and payments to dealers for exclusivity and other bonus arrangements of $15.0 million. This decrease is partially offset by net outflows of $26.0 million in 2024 compared to net outflows of $25.6 million in 2023 based on: (a) our net loss of $90.1 million in 2024 excluding non-cash operating items of $64.1 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $26.0 million and (b) our net loss of $110.3 million in 2023 excluding non-cash operating items of $84.7 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net losses on derivatives, unrealized net gains on fair value instruments and equity-based compensation charges, which results in net outflows of $25.6 million. These net differences between the two periods resulted in a net change in operating cash flows of $0.4 million in 2024 compared to 2023.

Investing Activities

Net cash used in investing activities decreased by $65.6 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is primarily due to a decrease in payments for investments and customer notes receivable of $160.3 million and an increase in proceeds from customer notes receivable of $14.4 million. This decrease is partially offset by an increase in purchases of property and equipment, primarily solar energy systems, of $109.5 million.

Financing Activities

Net cash provided by financing activities decreased by $51.4 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease is primarily due to a decrease in net borrowings under our debt facilities of $163.7 million. This decrease is partially offset by increases in proceeds from sales of investment tax credits of $88.8 million and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $30.1 million.

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

Our Easy Plan PPAs with variable billing, Solar 20/20 Plan Agreements and Fixed Rate Power Purchase Agreements are subject to seasonality because we sell all the solar energy system's energy output to the customer at either a fixed price per kWh or indexed, variable rate per kWh. Our Easy Plan PPAs with balanced billing are not subject to seasonality (from a cash flow perspective or the customer's perspective) within a given year because the customer's payments are levelized on an annualized basis, so we insulate the customer from monthly fluctuations in production. In addition, energy production true-ups and production estimate adjustments for Easy Plan PPAs with balanced billing are calculated over an entire year. However, our Easy Plan PPAs with balanced billing are subject to seasonality from a revenue recognition perspective because, similar to the Easy Plan PPAs with variable billing, we sell all the solar energy system's energy output to the customer. Our lease agreements are not subject to seasonality within a given year because we lease the solar energy system to the customer at a fixed monthly rate and the reference period for any production guarantee payments is a full year. Finally, our loan agreements are not subject to seasonality within a given year because the monthly installment payments for the financing of the customers' purchase of the solar energy system are fixed and the reference period for any production guarantee is a full year.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our interim financial statements, which have been prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Actual results may differ from these estimates. Our future financial statements will be affected to the extent our actual results materially differ from these estimates. For further information on our significant accounting policies, see Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $3.9 million for the three months ended March 31, 2024.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of March 31, 2024, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2024, a purported stockholder class action was filed against us and certain of our individual executives in the Southern District of Texas, Houston Division. The plaintiff, who seeks to certify a class of persons who purchased our stock between February 25, 2020 and December 7, 2023, alleges that certain statements made during the class period about our business, operations and compliance policies were false and misleading, specifically that we failed to disclose we engaged in improper business practices with respect to disadvantaged homeowners and communities. The plaintiff seeks an unspecified amount of damages. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

Item 1A. Risk Factors.

We are supplementing the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 22, 2024, to add or update the following risk factors. There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 except as described below.

Risks Related to the Solar Industry

The solar energy industry is an emerging market which is constantly evolving and may not develop to the size or at the rate we expect.

The solar energy industry is an emerging and constantly evolving market opportunity. We believe the solar energy industry is still developing and maturing, and we cannot be certain the market will grow to the size or at the rate we expect. The growth and sustainability of the solar energy market and the success of our solar service offerings and operations depend on many factors beyond our control, including:

•recognition and acceptance of the solar service market by consumers;
•fluctuations in economic and market conditions that affect the viability of conventional and other renewable energy sources, such as increases or decreases in the prices of oil, gas and other fossil fuels;
•the availability of favorable regulation for solar power and battery energy storage within the electric power industry and the broader energy industry;
•the continuation and expansion of expected tax benefits and other government incentives;
•increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government;
•the availability and cost of capital to finance new solar and battery storage projects and working capital, including interest rates, risk premiums charged to solar industry borrowers, tax equity and tax credit purchases;
•the success of other renewable energy technologies such as wind power, hydroelectric power, clean hydrogen, geothermal power and biomass fuel;
•capital expenditures by end users of solar power and battery storage products and services; and
•our ability to provide our solar service offerings cost effectively.

If the markets for solar energy and related financing sources do not develop to the size or at the rate we expect, our business may be adversely affected.

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in several markets, including California and Arizona, and proposed changes in other markets such as Puerto Rico. Further, if support diminishes materially for solar policy related to rebates, tax credits, bill crediting or other incentives, including interest in related financings by tax equity investors and financiers, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for our business.

Growth in residential solar energy depends in part on macroeconomic conditions, retail prices of electricity and customer preferences, each of which can change quickly. For example, recent interest rate increases and resulting loan financing costs have led to a shift in customer demand from solar loans to leases and PPAs, which in turn requires a shift by industry participants in required financing sources to support such originations from loan-focused debt financings to tax equity, tax credit sales and related debt financing. Although tax credit incentives exist under the IRA, competition for these forms of financing sources continues to increase and may not be available on terms or timing or in sufficient quantity to fund our growth or operations, and we may not be able to shift our financing sources quickly enough to use them. Similarly, declining macroeconomic conditions, including in job markets and residential real estate markets, could contribute to instability and uncertainty among customers and impact their financial wherewithal, credit scores or interest in entering into long-term contracts, even if such contracts would generate immediate and long-term savings.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions supporting the solar industry or the financial services industry generally, or similar events at companies in the solar industry or businesses that provide tax equity to or purchase tax credits from the solar industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or challenges in the availability or cost of capital for the solar industry.

Any adverse changes in macroeconomic conditions, changes in the availability or cost of capital or solar energy system and energy storage system components, changes in retail prices of electricity, changes in regulatory condition or government incentives or changes in customer preferences would adversely impact our business.

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

The anti-dumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the United States Trade Representative ("USTR") imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC modules and non-lithium-ion batteries, effective September 2018. In May 2019, the tariffs were increased from 10% to 25% and may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% - 250%. In November 2021, the U.S. Department of Commerce rejected the petition, citing the petitioners' ongoing anonymity as one of the reasons for its decision. In March 2022, the U.S. Department of Commerce announced it was initiating country-wide circumvention inquiries to determine whether imports of solar cell and modules produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China were circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. The Department of Commerce's inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. in February 2022.

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

Notably, however, in June 2022, the President of the United States issued an emergency declaration establishing a two-year tariff exemption on new tariffs for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of new anti-dumping and countervailing duties until the end of such two-year period. In September 2022, the Department of Commerce issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs may be reinstated following the exemption period, but under the Department of Commerce's rule, imports of solar cells and modules will not be subject to retroactive tariffs during the exemption period. In December 2023, Auxin Solar and Concept Clean Energy commenced a new lawsuit challenging the Department of Commerce's authority to effect the exemption period and seeking to "reliquidate" imports completed during that period in order to retroactively apply anti-dumping and countervailing duty tariffs. In April 2024, a new rule, originally issued by the U.S. Department of Commerce in March 2024, went into effect. The new rule enhances the U.S. Department of Commerce's ability to enforce and administer anti-dumping and countervailing duty rules, including to consider cross-border subsidies in its calculations. Also in April 2024, a group of U.S. solar manufacturers filed new petitions seeking new anti-dumping and countervailing duties on solar components from Cambodia, Malaysia, Thailand and Vietnam. The addition of new anti-dumping and countervailing duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

In addition, in December 2021, the U.S. International Trade Commission recommended the President extend tariffs initially imposed in 2018 under Section 201 of the Trade Act of 1974 on imported crystalline silicon PV cells and modules for another four years, until 2026. Under Presidential Proclamation 10339, published in February 2022, President Biden extended the tariff beyond the scheduled expiration date in February 2022, with an initial tariff of 14.75%, which will gradually be reduced to 14% by the eighth year of the measure. Since such actions increase the cost of imported solar products, to the extent we or our dealers use imported solar products or domestic producers are able to raise their prices for their solar products, the overall cost of the solar energy systems will increase, which could inhibit our ability to offer competitive pricing in certain markets.

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

Risks Related to Our Financing Activities

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations and grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital and operational expenditures. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of the electricity produced by, the payments for and the cost of our solar energy systems. We rely on access to capital, including through tax equity financing and indebtedness in the form of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems and energy storage systems in service, although our customers ultimately bear responsibility for those costs pursuant to our solar service agreements.

To meet the capital and liquidity needs of our business, we will need to obtain additional debt or equity financing from current and new investors. We have limited cash resources with which to operate our business and we may have difficulty in accessing financing on a timely basis or at all. The contract terms in certain of our existing investment fund documents contain various conditions with respect to our ability to draw on financing commitments from the fund investors, including conditions that restrict our ability to draw on such commitments if an event occurs that could reasonably be expected to have a material adverse effect on the fund or, in some instances, us. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. Any delays in accessing financing could have an adverse effect on our ability to pay our operational expenses, make capital expenditures and fund other general corporate purposes. Further, our flexibility in planning for and reacting to changes in our business may be limited and our vulnerability to adverse changes in general economic, industry, regulatory and competitive conditions may be increased.

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

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on banks' and other financing sources' continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. Additionally, it could be impacted by our failure to satisfy certain conditions to receive additional guarantees of certain of our indebtedness from the DOE. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience, it could be more difficult or costly to attract future financing. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, because we must continue to comply with certain additional rules and requirements imposed by the DOE in connection with its loan guarantees, any material noncompliance may result in penalties that limit our ability to access capital. If we are unable to arrange new or alternative methods of financing on favorable terms, our business, liquidity, financial condition, results of operations and prospects could be materially and adversely affected.

We enter into securitization structures, warehouse financings and other financings that may limit our ability to access the cash of our subsidiaries and include acceleration events that, if triggered, could adversely impact our financial condition.

Since April 2017 through March 31, 2024, we have pooled and transferred eligible solar energy systems, energy storage systems and the related asset receivables into 21 special purpose entities for securitizations, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. As of March 31, 2024, we currently have outstanding 31 tax equity funds and 6 warehouse credit facilities at special purpose entities. We intend to monetize additional solar energy systems, energy storage systems and other sustainable home products in the future through contributions to new special purposes entities for cash. Our securitizations, warehouses and tax equity financings typically require the cash flows from related customer contracts be paid into a secured collection account and only be available for general use after amounts on deposit in such accounts are first applied to satisfy the current obligations of the applicable special purpose entity.

There is a risk the institutional investors that have purchased the notes, loans or equity interests issued by these special purpose entities will be unwilling to make further investments at attractive prices. Although the creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the related securities, the special purpose entities are typically required to maintain some or all of the following: a liquidity reserve account, a reserve account for equipment replacements, as well as, in certain cases, reserve accounts to finance purchase option/withdrawal right exercises, storage system replacement or payment of liquidated damages, each of which are funded from initial deposits or cash flows to the levels specified therein.

The securitization structures, warehouse financings and other financings often include certain other features designed to protect investors. The primary feature relates to the availability and adequacy of cash flows in the pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the indebtedness. We refer to this as "early amortization", which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels or exceeding certain allowable thresholds for customer defaults or delinquencies. In the event of an early amortization, the applicable borrower or notes issuer would be required to repay the affected indebtedness using available collections received from the asset pool. However, the period of ultimate payment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize other available contingent liquidity or rely on alternative funding sources, which may not be available at the time. Certain of the securitizations, warehouse financings and other financings also contain a "cash trap" feature, which requires excess cash flow to be held in an account based on, among other things, a debt service coverage ratio falling or remaining below certain levels. If the cash trap conditions are not cured within a specified period, then the cash in the cash trap account must be applied to repay the indebtedness. If the cash trap conditions are timely cured, the cash is either released back to the borrower or used to repay the indebtedness at the borrower's option. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due and foreclosure on the issuer's assets. Any significant payments we may be required to make as a result of these arrangements could adversely affect our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements".

Servicing our existing debt requires a significant amount of cash. We may not have sufficient cash flow from our business to timely pay our interest and principal obligations and may be forced to take other actions to satisfy our payment obligations.

As of March 31, 2024, our total indebtedness was approximately $7.8 billion and the available borrowing capacity under our credit facilities was $860.8 million. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. For example, we currently do not have the resources to repay the secured revolving credit facility by and among AP8, Banco Popular de Puerto Rico, as agent, and the lenders party thereto, when it becomes due in September 2024. Although we believe we will be able to satisfy this obligation through either a refinancing of the facility or an amendment and extension, there can be no assurance about our ability to do so. The AP8 revolving credit facility is non-recourse to Sunnova Energy Corporation. Absent a refinancing or extension, a failure to pay the principal and interest on the AP8 revolving credit facility when due would result in an event of default that enables the requisite lenders to demand immediate payment or exercise other remedies, such as charging default interest. If the lenders were to demand immediate repayment, the non-recourse borrower would not have sufficient liquidity to meet its obligations when they come due and the lenders would be able to seek foreclosure of the collateral at AP8. While we believe such event at AP8, if it were to occur, would not by itself have a material impact on our consolidated business operations or expected cash flows, it may affect the availability or terms of future financings for us and we may expend additional funds or incur additional obligations over the shorter term to ensure compliance with the terms of the AP8 revolving credit facility.

If we are unable to generate sufficient cash flows to timely pay our interest and principal obligations, we may be required to adopt one or more alternatives, such as slowing or ceasing the origination of new customer agreements, selling assets, restructuring debt or obtaining additional debt and equity capital on terms that may be onerous or highly dilutive. Our securitizations and warehouse financings are structured so cash flows generated by the pool of solar energy systems, energy storage systems, other sustainable home products and related customer agreements deposited in the related collection account are initially used to repay outstanding principal amounts and other obligations based on the priority of payments in the agreement. However, should these cash flows decrease below applicable thresholds or other triggering events occur, all excess cash flows from such asset pool must be applied to pay down the related indebtedness, which would reduce the cash available to otherwise fund our business. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Due to recent increases in inflation, the U.S. Federal Reserve has raised its benchmark interest rates. Further increases in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. For example, borrowings under our existing warehouse credit facilities accrue interest based on the Secured Overnight Financing Rate ("SOFR") as a benchmark for establishing the rate of interest. Consequently, rising interest rates or continued higher interest rates will increase our cost of capital and may decrease the amount of capital available to us to fund our operations and finance deployment of new solar energy systems, energy storage systems and other sustainable home products. Our future success depends in part on our ability to raise capital from investors and obtain secured lending to help finance the deployment of our customer agreements. As a result, rising interest rates may have an adverse impact on our ability to offer attractive pricing on our customer agreements to our customers. If in the future we have a need for significant borrowings and interest rates increase or continue at high interest rates, that may increase the cost of the systems we purchase, which either would make those systems more expensive for customers, which is likely to reduce demand, or would lower our operating margins, or both.

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

Risks Related to Regulations

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

In California, the California Public Utilities Commission (the "CPUC") issued an order in 2016 retaining retail-based net metering credits for residential customers of California's major utilities as part of Net Energy Metering 2.0 ("NEM 2.0"). Under NEM 2.0, new distributed generation customers receive the retail rate for electricity exported to the grid, less certain non-bypassable fees. Customers under NEM 2.0 also are subject to interconnection charges and time‑of-use rates. Existing customers who receive service under the prior net metering program, as well as new customers under the NEM 2.0 program, currently are permitted to remain covered by them on a legacy basis for a period of 20 years. In December 2022, the CPUC's Net Energy Metering 3.0 ("NEM 3.0") order reduced the value of net metering credits from the retail rate to an avoided cost rate for new customers not covered by the legacy NEM 2.0 program. While NEM 3.0 is currently under judicial review, it remains in effect. Proceedings on distributed energy policy and utility rates before the CPUC or legislation concerning these matters could also result in changes that affect customers with distributed generation systems.

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

In Puerto Rico, legislation enacted in January 2024 known as Act 10 extended net metering policies through 2031, absent further regulatory action. In April 2024, the Puerto Rico Financial Oversight and Management Board objected to Act 10 and called for its repeal or amendment, and advocated assessing and making changes to the net metering policies in Puerto Rico. We cannot predict with certainty whether Act 10 will be repealed or amended nor what effect that and other actions will have on net metering policies in Puerto Rico.

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between the Puerto Rico Electric Power Authority ("PREPA") and its creditors, currently pending before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA"). Nevertheless, that matter has not been finally adjudicated by the Title III Court and creditors could appeal any final judgement. Hence, the PREPA bankruptcy is ongoing but is nearing its final stages and its effects on net metering in Puerto Rico are currently unknown.

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

We are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and may affect our business. We must comply with various international, federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. For example, state attorneys general of several states have filed lawsuits against other solar financing companies alleging (among other claims) that certain so-called "upfront fees" related to loan financing were not properly disclosed to consumers. These lawsuits are at an early stage and we cannot predict their outcome or how, if any of them is adversely determined to the other solar financing companies, they will affect our practices.

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

General Risk Factors

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our founder and CEO, William J. Berger. We also depend on our ability to retain and motivate key employees and attract qualified new employees. We have experienced recent changes to our finance organization, including the planned departure of our Chief Financial Officer, which could adversely affect our ability to execute our business plan if not properly managed. None of our key executives are bound by employment agreements for any specific term. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Debt Amendment

On April 29, 2024, one of our indirectly wholly-owned subsidiaries, Sunnova Inventory Supply, LLC ("Borrower"), entered into that certain First Amendment to Credit Agreement (the "TCB Amendment") to amend that certain Credit Agreement, dated as of March 10, 2023, by and among the Borrower, each of the subsidiaries of the Borrower from time to time party thereto, the lenders from time to time party thereto and Texas Capital Bank, as lender, agent and letter-of-credit issuer. The TCB Amendment amended the Credit Agreement to, among other things, (a) change the date in which payments are to made to Borrower from the collections account from monthly to weekly and (b) increase the Applicable Margin by 0.75% which results in a revised margin of (i) 3.25% for Term SOFR Loans and (ii) 2.25% for Base Rate Loans (as each is defined in the TCB Amendment).

The foregoing description of the TCB Amendment is qualified in its entirety by reference to the full text of the TCB Amendment, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

10b-5 Trading Plan

During the three months ended March 31, 2024, William J. Berger, Chief Executive Officer, adopted a trading plan (the "10b5-1 Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Plan, which commences on July 30, 2024 and ends on August 30, 2024, authorizes an agent to sell such securities as are necessary to satisfy tax withholding obligations, commissions and any fees, arising exclusively from the vesting of up to 119,047 restricted stock units.

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
4.1∞
Indenture, by and between Sunnova SOL VI Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of February 13, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 14, 2024).

4.2	Form of 5.65% Solar Asset Backed Notes, Series 2024-1 Class A due 2059 (included in Exhibit 4.1).
4.3	Form of 7.00% Solar Asset Backed Notes, Series 2024-1 Class B due 2059 (included in Exhibit 4.1).
4.4	Form of 9.00% Solar Asset Backed Notes, Series 2024-1 Class C due 2059 (included in Exhibit 4.1).
10.1∞
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

10.2∞
Amendment No. 2 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Atlas Securitized Products Holdings, L.P. as administrative agent, dated as of February 14, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 14, 2024).

10.3∞
First Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, the lenders and funding agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of February 14, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 14, 2024).

10.4∞
Amendment No. 3 to Second Amended and Restated Credit Agreement (SLA), by and among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of March 28, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024).

10.5∞
First Amendment to Credit Agreement by and among Sunnova Inventory Supply, LLC, each of the subsidiaries of Sunnova Inventory Supply, LLC from time to time party thereto, the lenders from time to time party thereto, and Texas Capital Bank, as lender, agent and letter of credit issuer, dated April 29, 2024.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: May 2, 2024	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Robert L. Lane
Robert L. Lane
Chief Financial Officer
(Principal Financial Officer)