Form 10-Q
period 2024-06-30
Sunnova Energy International Inc.
filed 2024-08-01
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had 124,864,454 shares of common stock outstanding as of July 29, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$253,222	$212,832
Accounts receivable—trade, net	44,199	40,767
Accounts receivable—other	293,220	253,350
Other current assets, net of allowance of $4,449 and $4,659 as of June 30, 2024 and December 31, 2023, respectively	462,576	429,299
Total current assets	1,053,217	936,248

Property and equipment, net	6,479,395	5,638,794
Customer notes receivable, net of allowance of $106,769 and $111,818 as of June 30, 2024 and December 31, 2023, respectively	3,884,853	3,735,986
Intangible assets, net	119,430	134,058
Other assets	1,023,850	895,885
Total assets (1)	$12,560,745	$11,340,971

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$504,098	$355,791
Accrued expenses	103,616	122,355
Current portion of long-term debt	333,191	483,497
Other current liabilities	146,693	133,649
Total current liabilities	1,087,598	1,095,292

Long-term debt, net	7,644,678	7,030,756
Other long-term liabilities	1,153,735	1,086,011
Total liabilities (1)	9,886,011	9,212,059

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	217,310	165,872

Stockholders' equity:
Common stock, 124,735,252 and 122,466,515 shares issued as of June 30, 2024 and December 31, 2023, respectively, at $0.0001 par value	12	12
Additional paid-in capital—common stock	1,775,492	1,755,461
Accumulated deficit	(32,393)	(228,583)
Total stockholders' equity	1,743,111	1,526,890
Noncontrolling interests	714,313	436,150
Total equity	2,457,424	1,963,040
Total liabilities, redeemable noncontrolling interests and equity	$12,560,745	$11,340,971

(1) The consolidated assets as of June 30, 2024 and December 31, 2023 include $6,244,875 and $5,297,816, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $106,559 and $54,674 as of June 30, 2024 and December 31, 2023, respectively; accounts receivable—trade, net of $18,437 and $13,860 as of June 30, 2024 and December 31, 2023, respectively; accounts receivable—other of $270,293 and $187,607 as of June 30, 2024 and December 31, 2023, respectively; other current assets of $719,389 and $693,772 as of June 30, 2024 and December 31, 2023, respectively; property and equipment, net of $5,027,731 and $4,273,478 as of June 30, 2024 and December 31, 2023, respectively; and other assets of $102,466 and $74,425 as of June 30, 2024 and December 31, 2023, respectively. The consolidated liabilities as of June 30, 2024 and December 31, 2023 include $381,874 and $278,016, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $282,837 and $197,072 as of June 30, 2024 and December 31, 2023, respectively; accrued expenses of $804 and $157 as of June 30, 2024 and December 31, 2023, respectively; other current liabilities of $6,412 and $7,269 as of June 30, 2024 and December 31, 2023, respectively; and other long-term liabilities of $91,821 and $73,518 as of June 30, 2024 and December 31, 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$219,597	$166,377	$380,501	$328,073

Operating expense:
Cost of revenue—depreciation	46,444	30,322	88,600	58,519
Cost of revenue—inventory sales	29,831	26,543	51,723	78,322
Cost of revenue—other	37,103	31,394	76,451	50,618
Operations and maintenance	16,998	29,865	53,943	40,604
General and administrative	110,995	101,384	228,106	202,645
Other operating expense	37,154	6,640	24,828	5,917
Total operating expense, net	278,525	226,148	523,651	436,625

Operating loss	(58,928)	(59,771)	(143,150)	(108,552)

Interest expense, net	121,513	56,947	206,114	142,554
Interest income	(35,395)	(26,292)	(71,091)	(51,080)
Other expense	4,906	3,172	4,882	3,408
Loss before income tax	(149,952)	(93,598)	(283,055)	(203,434)

Income tax (benefit) expense	(70,259)	7,183	(113,287)	7,693
Net loss	(79,693)	(100,781)	(169,768)	(211,127)
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(46,640)	(14,690)	(66,755)	(43,953)
Net loss attributable to stockholders	$(33,053)	$(86,091)	$(103,013)	$(167,174)

Net loss per share attributable to stockholders—basic and diluted	$(0.27)	$(0.74)	$(0.83)	$(1.45)
Weighted average common shares outstanding—basic and diluted	124,239,618	116,236,741	123,567,083	115,658,570

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,768)	$(211,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	106,548	67,875
Impairment and loss on disposals, net	29,279	17,344
Amortization of intangible assets	14,216	14,216
Amortization of deferred financing costs	17,767	10,734
Amortization of debt discount	13,803	7,909
Non-cash effect of equity-based compensation plans	18,411	14,318
Non-cash direct sales revenue	(24,635)	(28,468)
Provision for current expected credit (gains) losses and other bad debt expense	(908)	23,882
Unrealized (gain) loss on derivatives	(4,837)	8,011
Unrealized (gain) loss on fair value instruments and equity securities	(13,123)	9,328
Loss on sales of customer notes receivable	42,823	—
Other non-cash items	(18,127)	7,027
Changes in components of operating assets and liabilities:
Accounts receivable	44,483	89,158
Other current assets	(49,429)	(90,896)
Other assets	(88,651)	(98,175)
Accounts payable	16,677	(38)
Accrued expenses	(35,347)	(29,876)
Other current liabilities	(31,844)	13,599
Other long-term liabilities	(13,090)	(7,363)
Net cash used in operating activities	(145,752)	(182,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(864,419)	(748,152)
Payments for investments and customer notes receivable	(205,720)	(517,099)
Proceeds from customer notes receivable	114,275	80,931
Proceeds from sales of customer notes receivable	63,884	—
Proceeds from investments in solar receivables	5,554	4,929
Other, net	2,943	5,468
Net cash used in investing activities	(883,483)	(1,173,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,363,956	1,760,680
Payments of long-term debt	(902,500)	(808,564)
Payments on notes payable	(3,913)	(1,915)
Payments of deferred financing costs	(28,144)	(21,684)
Proceeds from issuance of common stock, net	(1,718)	(1,049)
Contributions from redeemable noncontrolling interests and noncontrolling interests	768,821	319,356
Distributions to redeemable noncontrolling interests and noncontrolling interests	(163,419)	(18,372)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	(16,192)	(5,312)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	149,116	—
Other, net	(803)	(6,375)
Net cash provided by financing activities	1,165,204	1,216,765
Net increase (decrease) in cash, cash equivalents and restricted cash	135,969	(139,700)
Cash, cash equivalents and restricted cash at beginning of period	494,402	545,574
Cash, cash equivalents and restricted cash at end of period	630,371	405,874
Restricted cash included in other current assets	(88,458)	(37,825)
Restricted cash included in other assets	(288,691)	(180,718)
Cash and cash equivalents at end of period	$253,222	$187,331

	Six Months Ended June 30,
	2024	2023
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$39,769	$4,315
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	$85,778	$1,635

Supplemental cash flow information:
Cash paid for interest	$212,040	$123,966
Cash paid for income taxes	$5,502	$9,193

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	179,502	115,584,659	12	1,645,737	(366,972)	1,278,777	488,485	1,767,262
Net income (loss)	860	—	—	—	(86,091)	(86,091)	(15,550)	(101,641)
Issuance of common stock, net	—	809,283	—	11,409	—	11,409	—	11,409
Contributions from redeemable noncontrolling interests and noncontrolling interests	40,201	—	—	—	—	—	104,204	104,204
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,498)	—	—	—	—	—	(7,320)	(7,320)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(719)	—	—	—	—	—	(721)	(721)
Equity in subsidiaries attributable to parent	(111,121)	—	—	—	180,877	180,877	(69,756)	111,121
Equity-based compensation expense	—	—	—	4,803	—	4,803	—	4,803
Other, net	(6,144)	—	—	—	—	—	(1,073)	(1,073)
June 30, 2023	$100,081	116,393,942	$12	$1,661,949	$(272,186)	$1,389,775	$498,269	$1,888,044

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040
Net loss	(13,893)	—	—	—	(69,960)	(69,960)	(6,222)	(76,182)
Issuance of common stock, net	—	1,505,040	—	(1,878)	—	(1,878)	—	(1,878)
Contributions from redeemable noncontrolling interests and noncontrolling interests	160,153	—	—	—	—	—	141,575	141,575
Distributions to redeemable noncontrolling interests and noncontrolling interests	(92,115)	—	—	—	—	—	(13,125)	(13,125)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,097)	—	—	—	—	—	(7,599)	(7,599)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	42,463	—	—	—	—	—	(1,860)	(1,860)
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	43,661	—	—	—	—	—	1,390	1,390
Equity in subsidiaries attributable to parent	(115,732)	—	—	—	135,569	135,569	(19,837)	115,732
Equity-based compensation expense	—	—	—	13,383	—	13,383	—	13,383
Other, net	—	—	—	—	1	1	—	1
March 31, 2024	187,312	123,971,555	12	1,766,966	(162,973)	1,604,005	530,472	2,134,477
Net loss	(38,840)	—	—	—	(33,053)	(33,053)	(7,800)	(40,853)
Issuance of common stock, net	—	763,697	—	4,290	—	4,290	—	4,290
Contributions from redeemable noncontrolling interests and noncontrolling interests	152,053	—	—	—	—	—	315,040	315,040
Distributions to redeemable noncontrolling interests and noncontrolling interests	(8,667)	—	—	—	—	—	(49,512)	(49,512)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,671)	—	—	—	—	—	(2,422)	(2,422)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	(124,970)	—	—	—	—	—	(1,411)	(1,411)
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	126,123	—	—	—	—	—	20,550	20,550
Equity in subsidiaries attributable to parent	(73,029)	—	—	—	163,635	163,635	(90,606)	73,029
Equity-based compensation expense	—	—	—	4,236	—	4,236	—	4,236
Other, net	(1)	—	—	—	(2)	(2)	2	—
June 30, 2024	$217,310	124,735,252	$12	$1,775,492	$(32,393)	$1,743,111	$714,313	$2,457,424

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Description of Business and Basis of Presentation

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 403,000 customers in more than 50 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions, such as smart home devices, modern heating, ventilation and air conditioning, generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to true vertically integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and, in the case of the latter, are able to also provide energy resiliency. Our customer agreements typically are structured as either a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a "loan") or paid in full by the customer (a "sale"). We also offer service plans and repair services for systems we did not originate. Complementary to our business, in some states we make it possible for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our customer agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Our ancillary products include both cash sales and loans with an initial term between one year and 20 years. Customer payments and rates can be fixed for the duration of the customer agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$2,939	$1,887	$2,559	$1,676
Provision for current expected credit losses	2,133	1,177	3,959	2,105
Write off of uncollectible accounts	(1,987)	(969)	(3,465)	(1,748)
Recoveries	89	48	188	110
Other, net	—	—	(67)	—
Balance at end of period	$3,174	$2,143	$3,174	$2,143

Accounts Receivable—Other.    Accounts receivable—other primarily represents receivables from ITC sales, receivables from sales of customer notes receivable and receivables from our dealers or other parties related to the sale of inventory and the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
use of inventory procured by us. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—other in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$6,776	$671	$13,045	$—
Provision for current expected credit (gains) losses	(6,094)	—	(5,513)	671
Write off of uncollectible accounts	7	—	(6,843)	—
Other, net	1	—	1	—
Balance at end of period	$690	$671	$690	$671

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

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Energy storage systems and components	$40,524	$83,178
Homebuilder construction in progress	59,116	36,461
Modules and inverters	31,479	27,143
Meters and modems	942	1,793
Total	$132,061	$148,575

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables present our financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,419	$—	$—	$69,419
Derivative assets	24,868	—	24,868	—
Total	$94,287	$—	$24,868	$69,419

Financial liabilities:
Contingent consideration	$3,738	$—	$—	$3,738
Total	$3,738	$—	$—	$3,738

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,334	$—	$—	$69,334
Derivative assets	55,471	—	55,471	—
Total	$124,805	$—	$55,471	$69,334

Financial liabilities:
Contingent consideration	$19,916	$—	$—	$19,916
Total	$19,916	$—	$—	$19,916

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

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$69,334	$72,171
Additions	—	969
Settlements	(5,643)	(5,145)
Gain recognized in earnings	5,728	367
Balance at end of period	$69,419	$68,362

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

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$19,916	$26,787
Settlements	(3,902)	(10,831)
(Gain) loss recognized in earnings	(12,276)	6,287
Balance at end of period	$3,738	$22,243

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of June 30, 2024 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	35.00%
	Revenue risk premium	15.50%
	Risk-free discount rate	5.21%
Contingent consideration - microgrid earnout	Probability of success	5.00%
	Risk-free discount rate	5.21%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
PPA revenue	$55,793	$39,155	$85,868	$60,901
Lease revenue	57,696	34,159	108,251	65,502
Inventory sales revenue	29,550	26,492	53,124	86,406
Service revenue	3,560	3,674	4,599	7,491
Direct sales revenue	10,885	16,307	24,635	28,468
Solar renewable energy certificate revenue	14,741	15,055	23,149	22,846
Cash sales revenue	33,978	21,724	55,932	38,543
Loan revenue	11,910	8,112	23,086	15,255
Other revenue	1,484	1,699	1,857	2,661
Total	$219,597	$166,377	$380,501	$328,073

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue and amounts we will invoice and recognize as revenue in future periods. Contracted but not yet recognized revenue related to our lease agreements was approximately $6.6 billion as of June 30, 2024, of which we expect to recognize approximately 5% over the next 12 months. Given the contracts in place at June 30, 2024, we do not expect the annual recognition to vary significantly over approximately the next 19 years as the majority of existing customer agreements have at least 19 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

In most cases, we provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected output. The solar energy system may not achieve the specified minimum solar energy production output due to natural fluctuations in the weather or equipment failures from exposure and wear and tear outside of our control, among other factors. We determine the amount of the guaranteed output based on a number of different factors, including: (a) the specific site information related to the tilt of the panels, azimuth (a horizontal angle measured clockwise in degrees from a reference

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
direction) of the panels, size of the system, and shading on site; (b) the calculated amount of available irradiance (amount of energy for a given flat surface facing a specific direction) based on historical average weather data and (c) the calculated amount of energy output of the solar energy system. While actual irradiance levels can significantly change year over year due to natural fluctuations in the weather, we expect the levels to average out over the term of a lease and to approximate the levels used in determining the amount of the performance guarantee. Generally, weather fluctuations are the most likely reason a solar energy system may not achieve a certain specified minimum solar energy production output.

If the solar energy system does not produce the guaranteed production amount, we must refund a portion of the previously remitted customer payments, where the repayment is calculated as the product of (a) the shortfall production amount and (b) the dollar amount (guaranteed rate) per kWh that is fixed throughout the term of the contract. These remittances of a customer's payments, if needed, are payable as early as the first anniversary of the solar energy system's placed in service date and then every annual period thereafter. See Note 14, Commitments and Contingencies.

Inventory Sales Revenue.    Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place. We include shipping and handling costs in cost of revenue—inventory sales in the consolidated statements of operations.

Service Revenue.    Service revenue includes sales of service plans and repair services. Service plans are available to customers whose solar energy system was not originally sold by Sunnova. We recognize revenue from service plan contracts on a straight-line basis over the life of the contract, which is typically 10 years. We recognize revenue from repair services in the period in which we perform the service.

Direct Sales Revenue.    Direct sales revenue includes revenue from the direct sale of solar energy systems and energy storage systems to customers when we provide the financing. We recognize revenue from the direct sale of solar energy systems and energy storage systems in the period we place the systems in service.

Solar Renewable Energy Certificate Revenue.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of June 30, 2024 and December 31, 2023. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Upon a sale, the purchaser of the SREC typically pays within one month of receiving the SREC. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—other), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

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

Loans

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement, typically for a term of 10, 15 or 25 years. We recognize cash payments received from customers on a monthly basis under our loan program (a) as interest income, to the extent attributable to earned interest on the contract that financed the customer's purchase; (b) as a reduction of a note receivable on the balance sheet, to the extent attributable to a return of principal (whether scheduled or prepaid) on the contract that financed the customer's purchase; and (c) as revenue, to the extent attributable to payments for operations and maintenance services provided by us. To qualify for

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the loan program, a customer must pass our credit evaluation process, which requires the customer to have a minimum FICO® score of 600 to 780 depending on certain circumstances, and we secure the loans with the solar energy systems, energy storage systems or accessories financed. We evaluate the customer's credit once for each customer at the time the customer enters into the customer agreement.

Our investments in solar energy systems, energy storage systems and/or accessories related to the loan program that are not yet placed in service are recorded in other assets in the consolidated balance sheets and are transferred to customer notes receivable upon being placed in service. Customer notes receivable are recorded at amortized cost, net of an allowance for credit losses (as described below), in other current assets and customer notes receivable in the consolidated balance sheets. Accrued interest receivable related to our customer notes receivable is recorded in accounts receivable—trade, net in the consolidated balance sheets. Interest income from customer notes receivable is recorded in interest income in the consolidated statements of operations. The amortized cost of our customer notes receivable is equal to the principal balance of customer notes receivable outstanding and does not include accrued interest receivable. Customer notes receivable continue to accrue interest until they are written off against the allowance unless the balance is in the process of collection. Customer notes receivable are considered past due one day after the due date based on the contractual terms of the loan agreement. In all cases, customer notes receivable balances are placed on a nonaccrual status or written off at an earlier date when we determine them to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously written off and expected to be written off. Accrued interest receivable for customer notes receivable placed on a nonaccrual status is recorded as a reduction to interest income. Interest received on such customer notes receivable is accounted for on a cash basis until the customer notes receivable qualifies for the return to accrual status. Customer notes receivable are returned to accrual status when there is no longer any principal or interest amounts past due and future payments are reasonably assured.

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

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Loans	$994,546	$930,999
PPAs and leases	62,937	55,651
Solar receivables	4,208	4,339
SRECs	3,839	—
Other	—	14
Total (1)	$1,065,530	$991,003

(1) Of this amount, $55.0 million and $50.8 million is recorded in other current liabilities as of June 30, 2024 and December 31, 2023, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2024 and 2023, we recognized revenue of $29.0 million and $12.0 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Contract Assets and Contract Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, production or predetermined schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method to reflect the transfer of control over time. Contract assets include unbilled amounts typically resulting from revenue under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retainage, included in contract assets, represents the amounts withheld from billings by our customers pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. As of June 30, 2024 and December 31, 2023, contract assets were $68,000 and $279,000, respectively, and contract liabilities were $4.2 million and $3.8 million, respectively. The decrease in contract assets was primarily attributed to revenue recognized on certain contracts and the timing of billings. The increase in contract liabilities was due to the timing of advance payments partially offset by revenue recognized during the period. During the six months ended June 30, 2024 and 2023, we recognized revenue of an insignificant amount and $0, respectively, from amounts recorded in contract liabilities at the beginning of the respective years.

Equity-Based Compensation

We account for equity-based compensation, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards. Equity-based compensation expense includes the compensation cost for all share-based awards granted to employees, consultants and members of our board of directors. We use the Black-Scholes option-pricing model to measure the fair value of stock options at the measurement date. For restricted stock units that will be settled in cash, we use the closing price of our common stock on the measurement date to measure the fair value at the measurement date and record in other current liabilities in the consolidated balance sheets. For restricted stock units that will be settled in common stock, we use the closing price of our common stock on the grant date to measure the fair value at the measurement date and record in additional paid-in capital—common stock in the consolidated balance sheets. We account for forfeitures as they occur. Equity-based compensation expense is recorded in general and administrative expense in the consolidated statements of operations. See Note 12, Equity-Based Compensation.

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued liabilities in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, our liability for self-insured claims was $3.6 million and $3.5 million, respectively, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of June 30, 2024.

Sales of Investment Tax Credits ("ITCs")

We enter into tax credit purchase and sale agreements with third-party purchasers to sell to such third-party purchasers, for cash, the Section 48(a) ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. During the six months ended June 30, 2024 and 2023, we recognized income tax benefit of $79.2 million and $0, respectively, related to estimated future sales of ITCs for the remaining part of the year. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit in the consolidated statements of operations and the tax equity investor's share as an increase to redeemable noncontrolling interests or noncontrolling interests in the consolidated balance sheets. As of June 30, 2024 and

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023, accounts receivable from ITC sales of $269.0 million and $200.7 million, respectively, is recorded in accounts receivable—other in the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2024 and 2023, we recognized ITC sales of $234.1 million and $0, respectively, of which $42.4 million of income tax benefit and $0, respectively, is recorded in income tax (benefit) expense and $191.7 million and $0, respectively, is recorded in redeemable noncontrolling interests and noncontrolling interests.

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

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the unaudited condensed consolidated balance sheets:

	Useful Lives	As of June 30, 2024	As of December 31, 2023
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$6,438,522	$5,443,796
Construction in progress		443,708	530,180
Asset retirement obligations	30	90,296	78,538
Software and business technology systems	3	155,070	130,300
Computers and equipment	3-5	7,739	7,503
Leasehold improvements	1-6	7,019	6,170
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	419	419
Property and equipment, gross		7,145,585	6,199,718
Less: accumulated depreciation		(666,190)	(560,924)
Property and equipment, net		$6,479,395	$5,638,794

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $577.1 million and $489.7 million as of June 30, 2024 and December 31, 2023, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Inventory	$132,061	$148,575
Current portion of customer notes receivable	186,755	176,562
Restricted cash	88,458	62,188
Prepaid assets	33,992	25,996
Deferred receivables	10,896	7,601
Current portion of investments in solar receivables	7,528	7,457
Other	2,886	920
Total	$462,576	$429,299

The following table presents the detail of other assets as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Construction in progress - customer notes receivable	$92,757	$159,066
Restricted cash	288,691	219,382
Exclusivity and other bonus arrangements with dealers, net	209,710	166,359
Investments in solar receivables	61,891	61,877
Straight-line revenue adjustment, net	70,957	62,941
Other	299,844	226,260
Total	$1,023,850	$895,885

The following table presents the detail of other current liabilities as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Interest payable	$69,680	$67,647
Deferred revenue	55,013	50,815
Current portion of operating and finance lease liability	4,553	4,231
Current portion of performance guarantee obligations	2,927	2,667
Other	14,520	8,289
Total	$146,693	$133,649

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

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$96,227	$69,869
Additional obligations incurred	11,791	7,604
Accretion expense	3,088	2,234
Other	(50)	(44)
Balance at end of period	$111,056	$79,663

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the unaudited condensed consolidated balance sheets and the corresponding fair values:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Customer notes receivable	$4,182,826	$4,029,025
Allowance for credit losses	(111,218)	(116,477)
Customer notes receivable, net	$4,071,608	$3,912,548
Estimated fair value, net	$3,925,537	$3,800,754

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in the unaudited condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$116,225	$91,459	$116,477	$81,248
Provision for current expected credit (gains) losses	(5,008)	10,878	(5,260)	21,089
Other, net	1	—	1	—
Balance at end of period	$111,218	$102,337	$111,218	$102,337

As of June 30, 2024 and December 31, 2023, we invested $92.8 million and $159.1 million, respectively, in loan solar energy systems, energy storage systems and/or accessories not yet placed in service. For the three months ended June 30, 2024 and 2023, interest income related to our customer notes receivable was $30.6 million and $23.1 million, respectively. For the six months ended June 30, 2024 and 2023, interest income related to our customer notes receivable was $61.6 million and $43.2 million, respectively. As of June 30, 2024 and December 31, 2023, accrued interest receivable related to our customer notes receivable was $6.2 million and $14.3 million, respectively. As of June 30, 2024 and December 31, 2023, there was $59.4 million and $34.2 million, respectively, of customer notes receivable not accruing interest and there was $1.3 million and $754,000, respectively, of allowance recorded for loans on nonaccrual status. For the three months ended June 30, 2024 and 2023, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $39,000 and $4,000, respectively, was written off by reversing interest income. For the six months ended June 30, 2024 and 2023, interest income of $0 was recognized for loans on nonaccrual status and accrued interest receivable of $80,000 and $17,000, respectively, was written off by reversing interest income.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. In June 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold in June 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the six months ended June 30, 2024, we sold approximately 62,000 accessory loans with a net customer notes receivable balance of $116.0 million for $76.0 million and recognized a loss of $42.8 million, which is recorded in other operating expense in the unaudited condensed consolidated statements of operations. As of June 30, 2024, $3.8 million is recorded in accounts receivable—other and $4.8 million is recorded in other assets for sales proceeds not yet received.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
1-90 days past due	$169,908	$164,150
91-180 days past due	43,932	40,428
Greater than 180 days past due	117,875	77,110
Total past due	331,715	281,688
Not past due	3,851,111	3,747,337
Total	$4,182,826	$4,029,025

As of June 30, 2024 and December 31, 2023, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $102.4 million and $83.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Payment performance:
Performing	$330,057	$1,343,374	$1,293,081	$674,055	$205,486	$218,898	$4,064,951
Nonperforming (1)	—	32,398	42,204	22,498	6,498	14,277	117,875
Total	$330,057	$1,375,772	$1,335,285	$696,553	$211,984	$233,175	$4,182,826

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII"), Sunnova Asset Portfolio 9, LLC ("AP9"), Sunnova Hestia I Borrower, LLC ("HESI"), Sunnova Business Markets Borrower, LLC ("BMB"), Sunnova Sol VI Issuer, LLC ("SOLVI"), Sunnova Helios XIII Issuer, LLC ("HELXIII"), Sunnova Hestia II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Borrower, LLC ("HESII") and Sunnova Helios XIV Issuer, LLC ("HELXIV"). The following table presents the detail of long-term debt, net as recorded in the unaudited condensed consolidated balance sheets:

	Six Months Ended June 30, 2024 Weighted Average Effective Interest Rates	As of June 30, 2024		Year Ended December 31, 2023 Weighted Average Effective Interest Rates	As of December 31, 2023
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.05%	600,000	—	3.03%	600,000	—
Debt discount, net		(16,559)	—		(19,174)	—
Deferred financing costs, net		(642)	—		(748)	—
Sunnova Energy Corporation
Notes payable	23.85%	—	7,466	7.07%	—	3,084
5.875% senior notes	6.55%	400,000	—	6.53%	400,000	—
11.75% senior notes	12.30%	400,000	—	12.02%	400,000	—
Debt discount, net		(12,134)	—		(13,288)	—
Deferred financing costs, net		(10,411)	—		(12,119)	—
EZOP
Revolving credit facility	9.87%	127,000	—	8.72%	511,000	—
Debt discount, net		(219)	—		(302)	—
HELII
Solar asset-backed notes	5.64%	190,508	9,111	5.64%	194,933	9,065
Debt discount, net		(22)	—		(24)	—
Deferred financing costs, net		(2,609)	—		(2,926)	—
RAYSI
Solar asset-backed notes	5.56%	102,230	6,510	5.55%	105,096	6,349
Debt discount, net		(643)	—		(753)	—
Deferred financing costs, net		(2,772)	—		(3,004)	—
HELIII
Solar loan-backed notes	4.48%	82,264	9,764	4.43%	86,232	9,983
Debt discount, net		(1,109)	—		(1,250)	—
Deferred financing costs, net		(1,064)	—		(1,200)	—
TEPH
Revolving credit facility	9.99%	1,196,900	—	10.03%	1,036,600	—
Debt discount, net		(863)	—		(1,168)	—
SOLI
Solar asset-backed notes	3.97%	328,973	14,127	3.91%	335,874	12,965
Debt discount, net		(67)	—		(74)	—
Deferred financing costs, net		(5,256)	—		(5,769)	—
HELIV
Solar loan-backed notes	4.16%	93,692	10,547	4.16%	97,458	10,854
Debt discount, net		(345)	—		(417)	—
Deferred financing costs, net		(1,638)	—		(1,955)	—
AP8
Credit facility	9.09%	210,362	2,379	9.42%	—	215,000
Deferred financing costs, net		(1,654)	—		—	—
SOLII
Solar asset-backed notes	2.41%	218,189	6,486	3.90%	221,955	7,195
Debt discount, net		(52)	—		(56)	—
Deferred financing costs, net		(3,634)	—		(3,948)	—
HELV
Solar loan-backed notes	2.51%	130,167	13,080	2.49%	134,473	13,496
Debt discount, net		(466)	—		(540)	—
Deferred financing costs, net		(1,815)	—		(2,094)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SOLIII
Solar asset-backed notes	2.84%	249,421	13,970	2.81%	257,545	15,762
Debt discount, net		(94)	—		(102)	—
Deferred financing costs, net		(4,490)	—		(4,871)	—
HELVI
Solar loan-backed notes	2.13%	155,896	13,107	2.10%	159,901	13,521
Debt discount, net		(28)	—		(32)	—
Deferred financing costs, net		(2,067)	—		(2,345)	—
HELVII
Solar loan-backed notes	2.55%	120,372	9,902	2.53%	123,494	10,221
Debt discount, net		(28)	—		(31)	—
Deferred financing costs, net		(1,596)	—		(1,797)	—
HELVIII
Solar loan-backed notes	3.65%	237,394	19,373	3.62%	243,020	19,995
Debt discount, net		(3,903)	—		(4,355)	—
Deferred financing costs, net		(3,043)	—		(3,395)	—
SOLIV
Solar asset-backed notes	5.94%	320,292	8,630	5.90%	325,612	8,464
Debt discount, net		(8,569)	—		(9,440)	—
Deferred financing costs, net		(6,136)	—		(6,759)	—
HELIX
Solar loan-backed notes	5.69%	192,679	13,405	5.64%	196,174	15,246
Debt discount, net		(2,743)	—		(3,027)	—
Deferred financing costs, net		(2,535)	—		(2,798)	—
HELX
Solar loan-backed notes	7.68%	199,701	14,443	7.38%	200,842	19,996
Debt discount, net		(14,977)	—		(17,015)	—
Deferred financing costs, net		(2,651)	—		(3,064)	—
IS
Revolving credit facility	10.18%	18,408	—	8.90%	31,300	—
SOLV
Solar asset-backed notes	6.92%	308,429	8,006	6.93%	312,844	7,775
Debt discount, net		(13,772)	—		(15,491)	—
Deferred financing costs, net		(5,938)	—		(6,682)	—
HELXI
Solar loan-backed notes	6.52%	240,143	27,546	6.29%	247,251	31,240
Debt discount, net		(11,098)	—		(12,007)	—
Deferred financing costs, net		(4,573)	—		(5,195)	—
HELXII
Solar loan-backed notes	6.93%	205,602	23,279	6.71%	210,263	26,661
Debt discount, net		(11,706)	—		(13,065)	—
Deferred financing costs, net		(3,917)	—		(4,135)	—
AP9
Revolving credit facility	20.34%	—	—	19.30%	12,118	—
Debt discount, net		(416)	—		(572)	—
HESI
Solar loan-backed notes	5.48%	208,604	24,677	10.94%	213,432	26,625
Debt discount, net		(7,051)	—		(7,616)	—
Deferred financing costs, net		(6,489)	—		(7,058)	—
BMB
Revolving credit facility	886.99%	832	—		—	—
SOLVI
Solar asset-backed notes	6.70%	220,833	3,915		—	—
Debt discount, net		(11,818)	—		—	—
Deferred financing costs, net		(6,046)	—		—	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HELXIII
Solar loan-backed notes	6.26%	190,909	24,918	—	—
Debt discount, net		(7,136)	—	—	—
Deferred financing costs, net		(4,894)	—	—	—
HESII
Solar loan-backed notes	5.79%	146,299	22,601	—	—
Debt discount, net		(118)	—	—	—
Deferred financing costs, net		(7,189)	—	—	—
HELXIV
Solar loan-backed notes	4.36%	204,951	25,949	—	—
Debt discount, net		(7,550)	—	—	—
Deferred financing costs, net		(4,827)	—	—	—
Total		$7,644,678	$333,191	$7,030,756	$483,497

Availability.    As of June 30, 2024, we had $1.0 billion of available borrowing capacity, subject to certain conditions, under our various financing arrangements, consisting of $748.0 million under the EZOP revolving credit facility, $164.1 million under the TEPH revolving credit facility, $31.6 million under the IS revolving credit facility, $65.0 million under the AP9 revolving credit facility and $4.6 million under the BMB revolving credit facility. As of June 30, 2024, we were in compliance with all debt covenants under our financing arrangements.

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

Sunnova Energy Corporation Debt.    In June 2024, Sunnova Energy Corporation entered into an arrangement to finance $8.3 million of insurance premiums at an annual interest rate of 7.74% over ten months.

EZOP Debt.      In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). In June 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

TEPH Debt.      In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

AP8 Debt.    In June 2024, we amended the AP8 credit facility to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. We currently do not have the resources to repay this facility when it becomes due in October 2025, though we believe we will be able to satisfy this

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

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

HELXIII Debt.    In February 2024, we pooled and transferred eligible solar loans and home improvement loans and the related receivables into HELXIII, a special purpose entity, that issued $166.0 million in aggregate principal amount of Series 2024-A Class A loan-backed notes, $33.9 million in aggregate principal amount of Series 2024-A Class B loan-backed notes and $27.1 million in aggregate principal amount of Series 2024-A Class C loan-backed notes (collectively, the "HELXIII Notes") with a maturity date of February 2051. The HELXIII Notes were issued at a discount of 2.77%, 2.83% and 7.18% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 5.30%, 6.00% and 7.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans and home improvement loans are used to service the monthly principal and interest payments on the HELXIII Notes and satisfy HELXIII's expenses, and any remaining cash can be distributed to Sunnova Helios XIII Depositor, LLC, HELXIII's sole member. In connection with the HELXIII Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the loans pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the loans pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible loans eventually sold to HELXIII pursuant to the related sale and contribution agreement. HELXIII is also required to maintain certain reserve accounts for the benefit of the holders of the HELXIII Notes, each of which must be funded at all times to the levels specified in the HELXIII Notes. The holders of the HELXIII Notes have no recourse to our other assets except as expressly set forth in the HELXIII Notes.

HESII Debt.     In June 2024, we pooled and transferred eligible solar loans and home improvement loans and the related receivables into HESII, a special purpose entity, that issued $152.0 million in aggregate principal amount of Series 2024-GRID1 Class A solar loan-backed notes and $16.9 million in aggregate principal amount of Series 2024-GRID1 Class B solar loan-backed notes (collectively, the "HESII Notes") with a maturity date of July 2051. The HESII Notes indirectly benefit from a partial guarantee provided by the U.S. Department of Energy ("DOE") Loan Programs Office. The HESII Notes are not directly guaranteed by the DOE. The HESII Notes were issued at a discount of 0.0036% and 0.67% for the Class A and Class B notes, respectively, and bear interest at an annual rate of 5.63% and 9.50% for the Class A and Class B notes, respectively.

HELXIV Debt.    In June 2024, we pooled and transferred eligible solar loans and the related receivables into HELXIV, a special purpose entity, that issued $151.9 million in aggregate principal amount of Series 2024-B Class A solar loan-backed

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
notes, $54.4 million in aggregate principal amount of Series 2024-B Class B solar loan-backed notes and $24.6 million in aggregate principal amount of Series 2024-B Class C solar loan-backed notes (collectively, the "HELXIV Notes") with a maturity date of May 2051. The HELXIV Notes were issued at a discount of 2.16%, 1.62% and 13.76% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate of 6.15%, 7.00% and 8.00% for the Class A, Class B and Class C notes, respectively. The cash flows generated by these solar loans are used to service the monthly principal and interest payments on the HELXIV Notes and satisfy HELXIV's expenses, and any remaining cash can be distributed to Sunnova Helios XIV Depositor, LLC, HELXIV's sole member. In connection with the HELXIV Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to management and service agreements. In addition, Sunnova Energy Corporation has guaranteed, among other things, (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management and servicing agreements and (b) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar loans eventually sold to HELXIV pursuant to the related sale and contribution agreement. HELXIV is also required to maintain certain reserve accounts for the benefit of the holders of the HELXIV Notes, each of which must be funded at all times to the levels specified in the HELXIV Notes. The holders of the HELXIV Notes have no recourse to our other assets except as expressly set forth in the HELXIV Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying amounts are as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$525,510	$575,000	$528,927
SEI 2.625% convertible senior notes	600,000	572,611	600,000	582,463
Sunnova Energy Corporation notes payable	7,466	7,466	3,084	3,084
Sunnova Energy Corporation 5.875% senior notes	400,000	368,198	400,000	369,522
Sunnova Energy Corporation 11.75% senior notes	400,000	401,941	400,000	411,996
EZOP revolving credit facility	127,000	127,000	511,000	511,000
HELII solar asset-backed notes	199,619	190,338	203,998	198,590
RAYSI solar asset-backed notes	108,740	97,414	111,445	102,480
HELIII solar loan-backed notes	92,028	82,626	96,215	87,982
TEPH revolving credit facility	1,196,900	1,196,900	1,036,600	1,036,600
SOLI solar asset-backed notes	343,100	299,971	348,839	310,928
HELIV solar loan-backed notes	104,239	92,842	108,312	96,603
AP8 credit facility	212,741	212,741	215,000	215,000
SOLII solar asset-backed notes	224,675	184,893	229,150	192,589
HELV solar loan-backed notes	143,247	127,284	147,969	132,533
SOLIII solar asset-backed notes	263,391	221,354	273,307	235,318
HELVI solar loan-backed notes	169,003	147,941	173,422	153,836
HELVII solar loan-backed notes	130,274	115,357	133,715	120,413
HELVIII solar loan-backed notes	256,767	231,889	263,015	241,599
SOLIV solar asset-backed notes	328,922	312,851	334,076	325,816
HELIX solar loan-backed notes	206,084	193,507	211,420	203,375
HELX solar loan-backed notes	214,144	209,927	220,838	221,655
IS revolving credit facility	18,408	18,408	31,300	31,300
SOLV solar asset-backed notes	316,435	306,123	320,619	317,481
HELXI solar loan-backed notes	267,689	259,475	278,491	275,323
HELXII solar loan-backed notes	228,881	227,707	236,924	242,091
AP9 revolving credit facility	—	—	12,118	12,118
HESI solar loan-backed notes	233,281	234,488	240,057	249,318
BMB revolving credit facility	832	832	—	—
SOLVI solar asset-backed notes	224,748	224,376	—	—
HELXIII solar loan-backed notes	215,827	214,701	—	—
HESII solar loan-backed notes	168,900	168,900	—	—
HELXIV solar loan-backed notes	230,900	230,900	—	—
Total (1)	$8,209,241	$7,806,471	$7,715,914	$7,409,940

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $231.4 million and $201.7 million as of June 30, 2024 and December 31, 2023, respectively.

For the notes payable, EZOP, TEPH, AP8, IS, AP9 and BMB debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV, HELXI, HELXII, HESI, SOLVI, HELXIII, HESII and HELXIV debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the six months ended June 30, 2024 and 2023, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $240.9 million and $153.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2024, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the six months ended June 30, 2024 and 2023, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $699.7 million and $0, respectively, and recorded a realized gain of $26.3 million and $11.1 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the six months ended June 30, 2024 and 2023, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $458.5 million and $314.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the six months ended June 30, 2024 and 2023, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $362.6 million and $241.1 million, respectively, and recorded a realized gain of $7.3 million and $4.5 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the six months ended June 30, 2024 and 2023, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $110.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the six months ended June 30, 2024 and 2023, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $1.2 million and $116,000, respectively.

Interest Rate Swaps and Caps on AP9 Debt.    During the six months ended June 30, 2024 and 2023, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $0 to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. In September 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match AP9's estimated monthly principal payments on the debt. During the six months ended June 30, 2024 and 2023, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $159,000 and $0, respectively.

The following table presents a summary of the outstanding derivative instruments:

	As of June 30, 2024				As of December 31, 2023
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2024 - July 2024	October 2031 - December 2031	4.000%	$135,400	July 2023 - December 2023	December 2028 - November 2035	2.000%	$489,581
TEPH	February 2023 - March 2024	October 2031 - October 2041	3.000% - 4.202%	1,211,600	July 2022 - December 2023	October 2031 - October 2041	2.620% - 4.202%	994,403
AP8	November 2022 - August 2023	October 2025	4.250%	215,000	November 2022 - August 2023	September 2025	4.250%	215,000
AP9	September 2023	September 2027	4.250%	25,000	September 2023	September 2027	4.250%	25,000
Total				$1,587,000				$1,723,984

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the interest rate swaps and caps as recorded in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Other assets	$24,868	$55,471

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Realized gain	$(31,864)	$(9,062)	$(34,914)	$(15,769)
Unrealized (gain) loss	25,861	(15,605)	(4,837)	8,011
Total	$(6,003)	$(24,667)	$(39,751)	$(7,758)

(9) Income Taxes

Our effective income tax benefit (expense) rate for the three months ended June 30, 2024 and 2023 is 47% and (8)%, respectively, and for the six months ended June 30, 2024 and 2023 is 40% and (4)%, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance and income tax benefit from the sale of ITCs. For interim reporting, we apply a forecasted annualized effective tax rate to year-to-date loss before income tax. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of June 30, 2024 and December 31, 2023 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2013 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-D, LLC ("TEP8D"), a subsidiary of Sunnova TEP 8-D Manager, LLC, which is the Class B member of TEP8D. The Class A member of TEP8D made a total capital commitment of $195.0 million. In February 2024, the Class A member of Sunnova TEP 7-F, LLC increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, the Class A member of Sunnova TEP 7-E, LLC increased its capital commitment from $51.0 million to approximately $51.2 million. In May 2024, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from $125.0 million to approximately $132.1 million.

Noncontrolling Interests

In February 2024, the Class A member of Sunnova TEP 7-A, LLC increased its capital commitment from approximately $59.0 million to approximately $61.4 million. In May 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-E, LLC ("TEP8E"), a subsidiary of Sunnova TEP 8-E Manager, LLC, which is the Class B member of TEP8E. The Class A member of TEP8E made a total capital commitment of approximately $250.0 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(11) Stockholders' Equity

During the six months ended June 30, 2024 and 2023, we issued 636,555 and 693,443 shares of our common stock to Len X, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet Energy Group, LLC.

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

Stock Options

The following table summarizes stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Granted	1,989,147	$6.87	9.70	$4.25
Exercised	(11,357)	$1.85			$118
Forfeited	(535,204)	$13.38		$7.57
Outstanding, June 30, 2024	5,460,735	$14.14	5.97		$45
Exercisable, June 30, 2024	2,665,915	$17.21	2.53		$—
Vested and expected to vest, June 30, 2024	5,460,735	$14.14	5.97		$45
Non-vested, June 30, 2024	2,794,820			$6.49

The number of stock options that vested during the three months ended June 30, 2024 and 2023 was 0. The number of stock options that vested during the six months ended June 30, 2024 and 2023 was 148,859 and 16,816, respectively. The grant date fair value of stock options that vested during the three months ended June 30, 2024 and 2023 was $0. The grant date fair value of stock options that vested during the six months ended June 30, 2024 and 2023 was $2.2 million and $309,000, respectively. As of June 30, 2024, there was $12.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.25 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	2,384,205	$16.60
Granted	6,091,573	$6.18
Vested	(1,861,828)	$10.60
Forfeited	(881,139)	$9.74
Outstanding, June 30, 2024	5,732,811	$8.33

The number of restricted stock units that vested during the three months ended June 30, 2024 and 2023 was 85,538 and 75,588, respectively. The number of restricted stock units that vested during the six months ended June 30, 2024 and 2023 was 1,861,828 and 816,567, respectively. The grant date fair value of restricted stock units that vested during the three months ended June 30, 2024 and 2023 was $1.6 million and $1.5 million, respectively. The grant date fair value of restricted stock units

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
that vested during the six months ended June 30, 2024 and 2023 was $19.7 million and $15.0 million, respectively. As of June 30, 2024, there was $38.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.69 years.

Employee Stock Purchase Plan ("ESPP")

As of June 30, 2024 and December 31, 2023, the number of shares of common stock issued under the ESPP was 82,316 and 35,160, respectively.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(33,053)	$(86,091)	$(103,013)	$(167,174)

Net loss per share attributable to stockholders—basic and diluted	$(0.27)	$(0.74)	$(0.83)	$(1.45)
Weighted average common shares outstanding—basic and diluted	124,239,618	116,236,741	123,567,083	115,658,570

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-based compensation awards	11,521,700	6,460,556	9,728,540	5,753,120
Convertible senior notes	34,150,407	34,150,407	34,150,407	34,150,407

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

Performance Guarantee Obligations.    As of June 30, 2024, we recorded $6.2 million related to our guarantee of certain specified minimum solar energy production output under our leases and loans, of which $2.9 million is recorded in other current liabilities and $3.3 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. As of December 31, 2023, we recorded $6.8 million related to these guarantees, of which $2.7 million is recorded in other current liabilities and $4.1 million is recorded in other long-term liabilities in the unaudited condensed consolidated balance sheet. The changes in our aggregate performance guarantee obligations are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$6,753	$4,845
Accruals	2,188	2,485
Settlements	(2,728)	(2,791)
Balance at end of period	$6,213	$4,539

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense	$755	$692	$1,508	$1,384
Finance lease expense:
Amortization expense	473	249	891	479
Interest on lease liabilities	52	20	101	38
Short-term lease expense	119	39	202	66
Variable lease expense	288	235	593	468
Total	$1,687	$1,235	$3,295	$2,435

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the unaudited condensed consolidated balance sheets:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Right-of-use assets:
Operating leases	$12,148	$13,247
Finance leases	4,554	4,085
Total right-of-use assets	$16,702	$17,332

Current lease liabilities:
Operating leases	$3,014	$2,883
Finance leases	1,539	1,348
Long-term leases liabilities:
Operating leases	12,527	14,005
Finance leases	1,776	1,631
Total lease liabilities	$18,856	$19,867

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$1,758	$1,319
Operating cash flows from finance leases	$101	$38
Financing cash flows from finance leases	$803	$439
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90	$—
Finance leases	$1,359	$901

(1)Includes reimbursements in the six months ended June 30, 2024 and 2023 of approximately $0 and $225,000, respectively, for leasehold improvements.

	As of June 30, 2024	As of December 31, 2023
Weighted average remaining lease term (years):
Operating leases	5.04	5.51
Finance leases	3.03	3.12
Weighted average discount rate:
Operating leases	4.05%	4.06%
Finance leases	6.34%	6.26%

Future minimum lease payments under our non-cancelable leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$1,787	$941
2025	3,458	1,314
2026	3,240	825
2027	3,304	481
2028	3,372	51
2029 and thereafter	2,113	—
Total	17,274	3,612
Amount representing interest	(1,657)	(297)
Amount representing leasehold incentives	(76)	—
Present value of future payments	15,541	3,315
Current portion of lease liability	(3,014)	(1,539)
Long-term portion of lease liability	$12,527	$1,776

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

Dealer Commitments.    As of June 30, 2024 and December 31, 2023, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $209.7 million and $166.4 million, respectively. Under these agreements, we paid $21.0 million and $31.1 million during the three months ended June 30, 2024 and 2023, respectively, and we paid

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$30.6 million and $55.7 million during the six months ended June 30, 2024 and 2023, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2024	$29,358
2025	56,064
2026	36,904
2027	30,000
2028	—
2029 and thereafter	—
Total	$152,326

Purchase Commitments.    In April 2024, we amended an agreement with a supplier in which we agreed to purchase approximately $255.0 million of solar energy systems from May 2024 through March 2025. As of June 30, 2024, we are committed to purchase (or have our dealers purchase) $89.3 million, $81.8 million and $52.1 million during the three months ended September 30, 2024, December 31, 2024 and March 31, 2025, respectively, for a total of $223.1 million. Based on historical experience, this supplier agreement could be modified from time to time.

Software and Business Technology Commitments.    We have certain long-term contractual commitments related to software and business technology services and licenses. Future commitments as of June 30, 2024 were as follows:

Software and Business Technology Commitments
(in thousands)
Remaining 2024	$8,518
2025	8,310
2026	6,787
2027	7,405
2028	515
2029 and thereafter	515
Total	$32,050

(15) Subsequent Events

SOLVII Debt.    In July 2024, we priced the sale of $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes (collectively, the "SOLVII Notes") with a maturity date of July 2059. The SOLVII Notes were sold at a discount of 2.54% and 9.99% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively. The sale is expected to close in August 2024, subject to customary closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2024, our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," "the Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 403,000 customers in more than 50 United States ("U.S.") states and territories. Through our adaptive energy platform, we provide a better energy service at a better price to deliver our mission of powering energy independence.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions, such as smart home devices, modern HVAC, generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to true vertically integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and, in the case of the latter, are able to also provide energy resiliency. Our customer agreements typically take the form of a lease, power purchase agreement ("PPA"), loan or cash purchase. We also offer service plans and repair services for systems we did not originate. Complementary to our business, in some states we make it possible for a customer to obtain a new roof and/or other sustainable home products as part of their solar loan agreement or as an accessory loan to their lease or PPA. Customers who are not interested in a new solar energy system or energy storage system may also finance a new roof and other sustainable home products via a stand-alone loan from us. We also allow customers originated through our homebuilder channel the option of purchasing the products when the customer closes on the purchase of a new home. Service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system, and the grid, as appropriate, and also the solar energy system and energy storage system diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy supply.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,604 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 403,000 customers as of June 30, 2024.

Recent Developments

Financing Transactions

In May 2024, we admitted a tax equity investor with a total capital commitment of approximately $250.0 million. In May 2024, a tax equity investor increased its capital commitment from $125.0 million to approximately $132.1 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In April 2024, we amended the revolving credit facility by and among Sunnova Inventory Supply, LLC ("IS"), Texas Capital Bank, as agent and lender, and the lenders party thereto, to, among other things, (a) change the date on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans. In June 2024, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). In June 2024, we amended the credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), Banco Popular de Puerto Rico, as agent, and the lenders party thereto, to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In June 2024, one of our subsidiaries issued $152.0 million in aggregate principal amount of Series 2024-GRID1 Class A solar loan-backed notes and $16.9 million in aggregate principal amount of Series 2024-GRID1 Class B solar loan-backed notes (collectively, the "HESII Notes") with a maturity date of July 2051. The HESII Notes indirectly benefit from a partial guarantee provided by the U.S. Department of Energy ("DOE") Loan Programs Office. The HESII Notes are not directly guaranteed by the DOE. The HESII Notes bear interest at an annual rate of 5.63% and 9.50% for the Class A and Class B notes, respectively. In June 2024, one of our subsidiaries issued $151.9 million in aggregate principal amount of Series 2024-B Class A solar loan-backed notes, $54.4 million in aggregate principal amount of Series 2024-B Class B solar loan-backed notes and $24.6 million in aggregate principal amount of Series 2024-B Class C solar loan-backed notes (collectively, the "HELXIV Notes") with a maturity date of May 2051. The HELXIV Notes bear interest at an annual rate of 6.15%, 7.00% and 8.00% for the Class A, Class B and Class C notes, respectively. In July 2024, one of our subsidiaries priced the sale of $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes (collectively, the "SOLVII Notes") with a maturity date of July 2059. The SOLVII Notes were sold at a discount of 2.54% and 9.99% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively. The sale is expected to close in August 2024, subject to customary closing conditions. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Sales of Customer Notes Receivable

In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. In June 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold in June 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the six months ended June 30, 2024, we sold approximately 62,000 accessory loans with a net customer notes receivable balance of $116.0 million for $76.0 million and recognized a loss of $42.8 million. As previously disclosed, during the year ended December 31, 2023, Monitronics International Inc. dba Brinks Home accounted for 30% of our net originations.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related customer agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related customer agreements that were originated by one of our wholly-owned subsidiaries. We often obtain public or private credit ratings on our securitizations from nationally recognized statistical rating agencies. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we may in the future securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through June 30, 2024, we have issued $5.6 billion in solar asset-backed and solar loan-backed notes.

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

In general, our tax equity funds are structured using the partnership flip structure. Under partnership flip structures, we and our tax equity investors contribute cash into a partnership. The partnership uses this cash to acquire long-term solar service agreements, solar energy systems and energy storage systems developed by us and sells energy from such solar energy systems and energy storage systems, as applicable, to customers or directly leases the solar energy systems and energy storage systems, as applicable, to customers. We assign these solar service agreements, solar energy systems, energy storage systems and related incentives to our tax equity funds in accordance with the criteria of the specific funds. Upon such assignment and the satisfaction of certain conditions precedent, we are able to draw down on the tax equity fund commitments. The conditions precedent to funding vary across our tax equity funds but generally require that we have entered into a solar service agreement with the customer, the customer meets certain credit criteria, the solar energy system is expected to be eligible for the Section 48(a) ITC or the Section 48E ITC, as applicable, we have a recent appraisal from an independent appraiser establishing the fair market value of the solar energy system and the property is in an approved state or territory. Certain tax equity investors agree to receive a minimum target rate of return, typically on an after-tax basis, which varies by tax equity fund. Prior to receiving a contractual rate of return or a date specified in the contractual arrangements, the tax equity investor receives substantially all of the non-cash value attributable to the solar energy systems and energy storage systems, which includes accelerated depreciation and Section 48(a) ITCs or Section 48E ITCs, as applicable. However, we typically receive a majority of the cash distributions, which are typically paid quarterly. After the tax equity investor receives its contractual rate of return or after a specified date, the partnership flips and we receive substantially all of the cash and tax allocations.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through June 30, 2024, we have received commitments of approximately $3.2 billion through the use of tax equity funds, of which an aggregate of $2.9 billion has been funded and $240.8 million remains available for use.

Key Financial and Operational Metrics

We regularly review a number of metrics, including the following key operational and financial metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate our financial projections and make strategic decisions.

Number of Customers. We define number of customers to include every unique premises on which a Sunnova product or Sunnova-financed product is installed or on which Sunnova is obligated to perform services for a counterparty. We track the total number of customers as an indicator of our historical growth and our rate of growth from period to period. The decrease in the number of customers from December 31, 2023 to June 30, 2024 is primarily due to the sale of approximately 58,000 home security and monitoring loans during the second quarter of 2024 in an effort to focus on our core, higher-value solar customers.

	As of June 30, 2024	As of December 31, 2023	Change
Number of customers	403,700	419,200	(15,500)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of systems (excluding loan agreements and cash sales)	273,300	210,100	266,400	203,800
Weighted average number of systems with loan agreements	136,500	109,500	148,700	99,100
Weighted average number of systems with cash sales	15,300	8,500	14,400	7,900
Weighted average number of systems	425,100	328,100	429,500	310,800

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) excluding the impacts of interest expense, income tax (benefit) expense, depreciation and amortization expense, non-cash compensation expense, asset retirement obligation ("ARO") accretion expense, non-cash disaster losses, losses on unenforceable contracts, losses on extinguishment of long-term debt, unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, provision for current expected credit gains and losses, non-cash inventory and other impairments and gains and losses on sales of non-core customer notes receivable and including the impacts of investment tax credit ("ITC") sales.

We use Adjusted EBITDA as a non-GAAP financial measure since we believe investors and securities analysts use Adjusted EBITDA in evaluating our operating performance. We believe Adjusted EBITDA is useful to management, investors and analysts in providing a measure of core financial performance adjusted to allow for comparisons of results of operations across reporting periods on a consistent basis. These adjustments are intended to exclude items that are not indicative of the ongoing operating performance of the business. Management also uses Adjusted EBITDA for internal planning purposes, including our consolidated operating budget, and by our board of directors in setting performance-based compensation targets.

This measurement is not recognized in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The presentation of Adjusted EBITDA should not be construed to suggest our future results will be unaffected by non-cash or non-recurring items. In addition, our calculation of Adjusted EBITDA is not necessarily comparable to Adjusted EBITDA as calculated by other companies. Adjusted EBITDA should not be considered an alternative to but viewed in conjunction with GAAP results, as we believe it provides a more complete understanding of ongoing business performance and trends than GAAP measures alone. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(79,693)	$(100,781)	$(169,768)	$(211,127)
Interest expense, net	121,513	56,947	206,114	142,554
Interest income	(35,395)	(26,292)	(71,091)	(51,080)
Income tax (benefit) expense	(70,259)	7,183	(113,287)	7,693
Depreciation expense	55,789	35,204	106,548	67,875
Amortization expense	7,579	7,358	15,106	14,696
EBITDA	(466)	(20,381)	(26,378)	(29,389)
Non-cash compensation expense	4,824	4,803	18,411	14,318
ARO accretion expense	1,611	1,153	3,088	2,234
Non-cash disaster (gains) losses	(2,565)	3,400	(2,575)	3,400
Unrealized (gain) loss on fair value instruments and equity securities	(784)	9,815	(13,123)	9,328
Amortization of payments to dealers for exclusivity and other bonus arrangements	2,045	1,575	4,019	2,961
Provision for current expected credit (gains) losses	(4,420)	10,848	(4,688)	21,107
Non-cash inventory and other impairments	6,370	15,663	26,352	15,663
ITC sales	186,139	—	234,092	—
Loss on sales of non-core customer notes receivable	23,962	—	23,962	—
Other, net	—	1,203	—	3,010
Adjusted EBITDA	$216,716	$28,079	$263,160	$42,632

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest income	$35,395	$26,292	$71,091	$51,080
Principal proceeds from customer notes receivable, net of related revenue	$52,066	$36,850	$91,682	$65,948
Proceeds from investments in solar receivables	$3,295	$2,797	$5,554	$4,929

Adjusted Operating Expense. We define Adjusted Operating Expense as total operating expense less depreciation and amortization expense, non-cash disaster losses, amortization of payments to dealers for exclusivity and other bonus arrangements, cost of revenue related to direct sales, cost of revenue related to cash sales, cost of revenue related to inventory sales, unrealized gains and losses on fair value instruments, gains and losses on held-for-sale loans, gains and losses on sales of customer notes receivable and excluding the effect of certain non-recurring items we do not consider to be indicative of our ongoing operating performance such as, but not limited to, losses on unenforceable contracts and other non-cash items such as non-cash compensation expense, ARO accretion expense, provision for current expected credit gains and losses and non-cash inventory and other impairments. Adjusted Operating Expense is a non-GAAP financial measure we use as a performance measure. We believe Adjusted Operating Expense is a supplemental financial measure useful to management, analysts, investors, lenders and rating agencies as an indicator of the efficiency of our operations between reporting periods. This measurement is not recognized in accordance with GAAP. The GAAP measure most directly comparable to Adjusted Operating Expense is total operating expense, net. Adjusted Operating Expense should not be considered an alternative to but viewed in conjunction with GAAP total operating expense, net, as we believe it provides a more complete understanding of our performance than GAAP measures alone. Adjusted Operating Expense has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP, including total operating expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per system data)
Reconciliation of Total Operating Expense, Net to Adjusted Operating Expense:
Total operating expense, net	$278,525	$226,148	$523,651	$436,625
Depreciation expense	(55,789)	(35,204)	(106,548)	(67,875)
Amortization expense	(7,579)	(7,358)	(15,106)	(14,696)
Non-cash compensation expense	(4,824)	(4,803)	(18,411)	(14,318)
ARO accretion expense	(1,611)	(1,153)	(3,088)	(2,234)
Non-cash disaster losses	2,565	(3,400)	2,575	(3,400)
Amortization of payments to dealers for exclusivity and other bonus arrangements	(2,045)	(1,575)	(4,019)	(2,961)
Provision for current expected credit gains (losses)	4,420	(10,848)	4,688	(21,107)
Non-cash inventory and other impairments	(6,370)	(15,663)	(26,352)	(15,663)
Cost of revenue related to direct sales	(12,200)	(12,967)	(30,621)	(20,564)
Cost of revenue related to cash sales	(19,380)	(11,958)	(33,219)	(21,303)
Cost of revenue related to inventory sales	(29,831)	(26,543)	(51,723)	(78,322)
Unrealized gain (loss) on fair value instruments	5,690	(6,643)	18,005	(5,920)
Gain on held-for-sale loans	13	3	37	3
Loss on sales of customer notes receivable	(42,823)	—	(42,823)	—
Other, net	—	(1,203)	—	(3,010)
Adjusted operating expense	$108,761	$86,833	$217,046	$165,255
Adjusted operating expense per weighted average system	$256	$265	$505	$532

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

The estimated operating, maintenance and administrative expenses included in the calculation of estimated gross contracted customer value include, among other things, expenses related to accounting, reporting, audit, insurance, maintenance and repairs. In the aggregate, we estimate these expenses are $20 per kilowatt per year initially, with 2% annual increases for inflation, and an additional $81 per year non-escalating expense included for each energy storage system. We include additional cost for energy storage systems covered by a 10-year warranty while excluding other items largely covered by their applicable product and dealer warranties such as the maintenance and repair costs for inverters and similar equipment. Expected distributions to tax equity investors vary among the different tax equity funds and are based on individual tax equity fund contract provisions.

Estimated gross contracted customer value is forecasted as of a specific date. It is forward-looking and we use judgment in developing the assumptions used to calculate it. Factors that could impact estimated gross contracted customer value include, but are not limited to, customer payment defaults, or declines in utility rates or early termination of a contract in certain circumstances, including prior to installation. The following table presents the calculation of estimated gross contracted customer value as of June 30, 2024 and December 31, 2023, calculated using a 6% discount rate.

	As of June 30, 2024	As of December 31, 2023
	(in millions)
Estimated gross contracted customer value	$9,579	$9,097

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

Estimated Gross Contracted Customer Value
	As of June 30, 2024
	Discount rate
Cumulative customer loss rate	4%	5%	6%	7%	8%
	(in millions)
5%	$10,242	$9,723	$9,270	$8,874	$8,527
0%	$10,654	$10,078	$9,579	$9,143	$8,762

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire/discontinue or seek to acquire/divest in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth and profitability depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. With respect to tax equity, there are a limited number of potential tax equity investors, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Under the Inflation Reduction Act of 2022 ("IRA"), the Section 48(a) ITC is (a) 26% of the basis of eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% of the basis of eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output or capacity of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. Depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the ITC percentage can range between 6% and 70%, however, IRS guidance is limited and not all tax equity investors will invest against the fully enhanced credit. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will generally be the same as the percentage for the Section 48(a) ITC and subject to similar requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output or capacity of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems financed by Hestia securitizations will be subject to applicable labor and other requirements imposed by the U.S Department of Energy ("DOE") and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase and sale agreements and subsequently entered into additional tax credit purchase and sale agreements. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

Climate Change Action. As global awareness increases regarding the impact of climate change and as aversion to climate change impacts and the importance of energy resiliency rises, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow. This trend, along with increasing commitments to reduce carbon emissions, is expected to result in increased demand for our products and services. Under the current presidential administration, the focus on cleaner energy sources and technology to decarbonize the U.S. economy continues to accelerate. The federal government's administration has taken immediate steps that we believe signify support for cleaner energy sources, including, but not limited to, rejoining the Paris Climate Accord, re-establishing a social price on carbon used in cost/benefit analysis for policy making and announcing a commitment to transition the U.S. economy to a net-zero carbon economy by 2050. We expect the government, combined with a closely divided Congress, to continue to take actions that are supportive of the renewable energy industry, such as incentivizing clean energy sources and supporting new investment in areas like renewables. There is no guarantee a new administration or a change in the makeup of Congress would continue to take supportive actions, and such a changed administration may make decisions and/or pass laws that are detrimental to our industry.

Government Regulations, Policies and Incentives. Our growth and operations strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, SRECs, tax abatements, rebates, renewable targets, DOE loan guarantee programs, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The IRA expanded and extended the tax credits available to solar energy projects to achieve the government's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The Section 25D Credit allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30%

through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our customer agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the six months ended June 30, 2024 and 2023, we incurred $31.0 million and $21.7 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems, which are classified in general and administrative expense. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals and other impairments and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Other Operating Expense. Other operating expense primarily represents gains and losses on sales of customer notes receivable, changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration related to the installation and microgrid earnouts.

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

Other Expense. Other expense primarily represents changes in the fair value of certain financial instruments related to non-operating assets.

Income Tax (Benefit) Expense. We account for income taxes under Accounting Standards Codification 740, Income Taxes. As such, we determine deferred tax assets and liabilities based on temporary differences resulting from the different treatment of items for tax and financial reporting purposes. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Additionally, we must assess the likelihood that deferred tax assets will be recovered as deductions from future taxable income. We evaluate the recoverability of our deferred tax assets on a quarterly basis. The income tax (benefit) expense includes the effects of taxes incurred in U.S. territories where the tax code for the respective territory may have separate tax reporting requirements, as applicable. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. For interim reporting, we utilize a forecasted annualized effective tax rate. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit and the tax equity investor's share as an increase to redeemable noncontrolling interests or noncontrolling interests.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests. Net loss attributable to redeemable noncontrolling interests and noncontrolling interests represents tax equity interests in the net income or loss of certain consolidated subsidiaries based on hypothetical liquidation at book value.

Results of Operations—Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$219,597	$166,377	$53,220

Operating expense:
Cost of revenue—depreciation	46,444	30,322	16,122
Cost of revenue—inventory sales	29,831	26,543	3,288
Cost of revenue—other	37,103	31,394	5,709
Operations and maintenance	16,998	29,865	(12,867)
General and administrative	110,995	101,384	9,611
Other operating expense	37,154	6,640	30,514
Total operating expense, net	278,525	226,148	52,377

Operating loss	(58,928)	(59,771)	843

Interest expense, net	121,513	56,947	64,566
Interest income	(35,395)	(26,292)	(9,103)
Other expense	4,906	3,172	1,734
Loss before income tax	(149,952)	(93,598)	(56,354)

Income tax (benefit) expense	(70,259)	7,183	(77,442)
Net loss	(79,693)	(100,781)	21,088
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(46,640)	(14,690)	(31,950)
Net loss attributable to stockholders	$(33,053)	$(86,091)	$53,038

Revenue

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
PPA revenue	$55,793	$39,155	$16,638
Lease revenue	57,696	34,159	23,537
Inventory sales revenue	29,550	26,492	3,058
Service revenue	3,560	3,674	(114)
Direct sales revenue	10,885	16,307	(5,422)
SREC revenue	14,741	15,055	(314)
Cash sales revenue	33,978	21,724	12,254
Loan revenue	11,910	8,112	3,798
Other revenue	1,484	1,699	(215)
Total	$219,597	$166,377	$53,220

Revenue increased by $53.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 159,700 for the three months ended June 30, 2023 to approximately 222,200 for the three months ended June 30, 2024. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue and service revenue, on a weighted average number of systems basis, revenue increased from $470 per system for the three months ended June 30, 2023 to $517 per system for the same period in 2024 (10% increase). Inventory sales revenue increased by $3.1 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased sales of inventory to our dealers or other parties. Direct sales revenue decreased by $5.4 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease in the number of direct sales loans in 2024 when compared to the same period in 2023. SREC revenue decreased by $314,000 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a decrease in SREC volume in New Jersey, offset by an increase in SREC volume in Massachusetts. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenue under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $98 per system for the three months ended June 30, 2023 to $117 per system for the same period in 2024 (20% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—depreciation	$46,444	$30,322	$16,122

Cost of revenue—depreciation increased by $16.1 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 159,700 for the three months ended June 30, 2023 to approximately 222,200 for the three months ended June 30, 2024. On a weighted average number of systems basis, cost of revenue—depreciation increased from $190 per system for the three months ended June 30, 2023 to $209 per system for the same period in 2024 (10% increase).

Cost of Revenue—Inventory Sales

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—inventory sales	$29,831	$26,543	$3,288

Cost of revenue—inventory sales increased by $3.3 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased sales of inventory to our dealers or other parties.

Cost of Revenue—Other

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—other	$37,103	$31,394	$5,709

Cost of revenue—other increased by $5.7 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to costs related to cash sales revenue of $7.4 million, partially offset by a decrease in costs related to services of $1.7 million.

Operations and Maintenance Expense

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operations and maintenance	$16,998	$29,865	$(12,867)

Operations and maintenance expense decreased by $12.9 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lower impairments and losses on disposals, disaster losses and related charges and truck roll costs combined of $14.7 million. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, decreased from $64 per system for the three months ended June 30, 2023 to $47 per system for the three months ended June 30, 2024 primarily due to lower truck roll costs.

General and Administrative Expense

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
General and administrative	$110,995	$101,384	$9,611

General and administrative expense increased by $9.6 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel of $13.1 million, (b) consultants, contractors and professional fees of $4.9 million, (c) depreciation expense of $4.5 million and (d) software and business technology expense of $2.1 million, partially offset by a decrease in provision for current expected credit losses of $15.3 million.

Other Operating Expense

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Other operating expense	$37,154	$6,640	$30,514

Other operating expense increased by $30.5 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in loss on sales of customer notes receivable of $42.8 million, partially offset by changes in the fair value of certain financial instruments and contingent consideration of $12.3 million.

Interest Expense, Net

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest expense, net	$121,513	$56,947	$64,566

Interest expense, net increased by $64.6 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to increases in unrealized loss on derivatives of $41.5 million and interest expense of $37.9 million due to higher levels of debt outstanding in 2024 compared to 2023 and an increase in the weighted average interest rates. This was partially offset by an increase in realized gains on derivatives of $22.8 million.

Interest Income

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest income	$35,395	$26,292	$9,103

Interest income increased by $9.1 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 109,500 for the three months ended June 30, 2023 to approximately 136,500 for the three months ended June 30, 2024. On a weighted average number of systems basis, loan interest income increased from $211 per system for the three months ended June 30, 2023 to $224 per system for the three months ended June 30, 2024 primarily due to the sale of certain accessory loans during the second quarter of 2024.

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $77.4 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to ITC sales that resulted in an income tax benefit and income tax benefit related to estimated future sales of ITCs.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $32.0 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2022 and 2023. In addition to the net loss attributable to redeemable noncontrolling interests and noncontrolling interests, accumulated deficit is decreasing and total stockholders' equity is increasing as a result of the equity in subsidiaries attributable to parent. This is a result of solar energy systems being sold to the tax equity partnerships at fair market value, which exceeds the cost reflected in the solar energy systems on the unaudited condensed consolidated balance sheets.

Results of Operations—Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated.

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$380,501	$328,073	$52,428

Operating expense:
Cost of revenue—depreciation	88,600	58,519	30,081
Cost of revenue—inventory sales	51,723	78,322	(26,599)
Cost of revenue—other	76,451	50,618	25,833
Operations and maintenance	53,943	40,604	13,339
General and administrative	228,106	202,645	25,461
Other operating expense	24,828	5,917	18,911
Total operating expense, net	523,651	436,625	87,026

Operating loss	(143,150)	(108,552)	(34,598)

Interest expense, net	206,114	142,554	63,560
Interest income	(71,091)	(51,080)	(20,011)
Other expense	4,882	3,408	1,474
Loss before income tax	(283,055)	(203,434)	(79,621)

Income tax (benefit) expense	(113,287)	7,693	(120,980)
Net loss	(169,768)	(211,127)	41,359
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(66,755)	(43,953)	(22,802)
Net loss attributable to stockholders	$(103,013)	$(167,174)	$64,161

Revenue

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
PPA revenue	$85,868	$60,901	$24,967
Lease revenue	108,251	65,502	42,749
Inventory sales revenue	53,124	86,406	(33,282)
Service revenue	4,599	7,491	(2,892)
Direct sales revenue	24,635	28,468	(3,833)
SREC revenue	23,149	22,846	303
Cash sales revenue	55,932	38,543	17,389
Loan revenue	23,086	15,255	7,831
Other revenue	1,857	2,661	(804)
Total	$380,501	$328,073	$52,428

Revenue increased by $52.4 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increased number of solar energy systems in service. The weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) increased from approximately 154,800 for the six months ended June 30, 2023 to approximately 214,300 for the six months ended June 30, 2024. Excluding SREC revenue, revenue under our loan agreements, inventory sales revenue, cash sales revenue, direct sales revenue and service revenue, on a weighted average number of systems basis, revenue increased from $834 per system for the six months ended June 30, 2023 to $914 per system for the same period in 2024 (10% increase). Inventory sales revenue decreased by $33.3 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to our dealers having sufficient inventory on hand. Service revenue decreased by $2.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in repair services revenue. Direct sales revenue decreased by $3.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a decrease in the number of direct sales loans in 2024 when compared to the same period in 2023. SREC revenue increased by $303,000 in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in SREC volume in Massachusetts, offset by a decrease in SREC volume in New Jersey. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs. On a weighted average number of systems basis, revenue under our loan agreements (excluding accessory loans, which do not generate revenue) increased from $193 per system for the six months ended June 30, 2023 to $230 per system for the same period in 2024 (19% increase) primarily due to an increase in the fees charged for operations and maintenance services.

Cost of Revenue—Depreciation

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—depreciation	$88,600	$58,519	$30,081

Cost of revenue—depreciation increased by $30.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase in the weighted average number of systems (excluding systems with loan agreements, service-only agreements and cash sales) from approximately 154,800 for the six months ended June 30, 2023 to approximately 214,300 for the six months ended June 30, 2024. On a weighted average number of systems basis, cost of revenue—depreciation increased from $378 per system for the six months ended June 30, 2023 to $413 per system for the same period in 2024 (9% increase).

Cost of Revenue—Inventory Sales

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—inventory sales	$51,723	$78,322	$(26,599)

Cost of revenue—inventory sales decreased by $26.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to our dealers having sufficient inventory on hand.

Cost of Revenue—Other

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of revenue—other	$76,451	$50,618	$25,833

Cost of revenue—other increased by $25.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to costs related to cash sales revenue of $11.9 million and costs related to direct sales revenue of $10.1 million.

Operations and Maintenance Expense

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operations and maintenance	$53,943	$40,604	$13,339

Operations and maintenance expense increased by $13.3 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher impairments and losses on disposals and property insurance costs combined of $13.4 million. Operations and maintenance expense per weighted average system, excluding net natural disaster losses and non-cash inventory and other impairments, decreased from $116 per system for the six months ended June 30, 2023 to $105 per system for the six months ended June 30, 2024 primarily due to lower truck roll costs.

General and Administrative Expense

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
General and administrative	$228,106	$202,645	$25,461

General and administrative expense increased by $25.5 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to increases in (a) payroll and employee related expenses primarily due to the hiring of personnel of $28.4 million, (b) depreciation expense of $8.6 million, (c) consultants, contractors and professional fees of $6.4 million, (d) software and business technology expense of $4.7 million and (e) marketing expense of $1.3 million, partially offset by a decrease in provision for current expected credit losses of $25.8 million.

Other Operating Expense

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Other operating expense	$24,828	$5,917	$18,911

Other operating expense increased by $18.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in loss on sales of customer notes receivable of $42.8 million, partially offset by changes in the fair value of certain financial instruments and contingent consideration of $23.9 million.

Interest Expense, Net

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest expense, net	$206,114	$142,554	$63,560

Interest expense, net increased by $63.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to increases in (a) interest expense of $79.8 million primarily due to higher levels of debt outstanding in 2024 compared to 2023 and an increase in the weighted average interest rates, (b) amortization of deferred financing costs of $7.0 million and (c) amortization of debt discounts of $5.9 million, partially offset by increases in (a) realized gains on derivatives of $19.1 million and (b) unrealized gains on derivatives of $12.8 million.

Interest Income

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest income	$71,091	$51,080	$20,011

Interest income increased by $20.0 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to an increase in the weighted average number of systems with loan agreements from approximately 99,100 for the six months ended June 30, 2023 to approximately 148,700 for the six months ended June 30, 2024. On a weighted average number of systems basis, loan interest income decreased from $436 per system for the six months ended June 30, 2023 to $414 per system for the six months ended June 30, 2024 primarily due to the volume of accessory loans, which have a smaller principal balance.

Income Tax (Benefit) Expense

Income tax (benefit) expense changed by $121.0 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to ITC sales that resulted in an income tax benefit and income tax benefit related to estimated future sales of ITCs.

Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $22.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2023. In addition to the net loss attributable to redeemable noncontrolling interests and noncontrolling interests, accumulated deficit is decreasing and total stockholders' equity is increasing as a result of the equity in subsidiaries attributable to parent. This is a result of solar energy systems being sold to the tax equity partnerships at fair market value, which exceeds the cost reflected in the solar energy systems on the unaudited condensed consolidated balance sheets.

Liquidity and Capital Resources

As of June 30, 2024, we had total cash of $630.4 million, of which $253.2 million was unrestricted, and $1.0 billion of available borrowing capacity under our various debt financing arrangements. As of June 30, 2024, we also had undrawn committed capital of approximately $240.8 million under our tax equity funds, which may only be used to purchase and install solar energy systems. The borrowing capacity under our current financing arrangements can be used to support the origination of certain product types (e.g. loan-focused debt financings or lease-focused tax equity, tax credit sales and related debt financing), but they are not typically available for general corporate purposes. Additionally, cash flows from collateral of our non-recourse financing arrangements are typically only available for general corporate purposes after satisfying the current obligations of, or as service fees we receive from, the applicable special purpose subsidiary.

We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness, which may include reducing debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings. For a discussion of cash requirements from contractual and other obligations, see Note 14, Commitments and Contingencies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q. Historically, our primary sources of liquidity have been tax equity, recourse debt (including unsecured notes, convertible notes, loans and certain other financing arrangements), non-recourse debt (including warehouse facilities, other credit facilities and investor asset-backed and loan-backed securitizations) and cash generated from operations. Recent guidance from the U.S. Treasury that enables enhanced values of Section 48(a) ITCs based on bonus credits for domestic content, system location and other factors has enabled us to access significant additional tax equity and related capital, with the potential for future guidance, equipment supply and investor acceptance to further increase our access to capital. However, the continued availability of these bonus credits and related capital on acceptable terms or at all depends on a variety of factors and risks described elsewhere in this Quarterly Report on Form 10-Q, and the loss or reduction of any bonus credits or additional capital could have a material adverse effect on our liquidity.

Our business model requires substantial outside financing arrangements to grow the business, facilitate the deployment of additional solar energy systems and fund our operations. However, in order to grow and fund our operations, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we will seek to raise additional required capital, including from new and existing tax equity investors and tax credit purchasers, additional borrowings, securitizations, other potential debt and equity financing sources, forward-flow arrangements and other loan sales. Our ability to obtain additional sources of funding depends on our future financial position, results of operations and credit ratings, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, competitive, legislative, regulatory and other financial and business factors, some of which are beyond our control. We believe our cash and financing arrangements, as further described below, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, available credit via our credit facilities and various financing arrangements as noted above. As of June 30, 2024, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 for a full description of our various financing arrangements.

Tax Equity Fund Commitments

In February 2024, we admitted a tax equity investor with a total capital commitment of $195.0 million and a tax equity investor increased its capital commitment from approximately $59.0 million to approximately $61.4 million. In February 2024, a tax equity investor increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, a tax equity investor increased its capital commitment from $51.0 million to approximately $51.2 million. In May 2024, we admitted a tax equity investor with a total capital commitment of approximately $250.0 million. In May 2024, a tax equity investor increased its capital commitment from $125.0 million to approximately $132.1 million.

Warehouse and Other Debt Financings

In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). In June 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

In June 2024, we amended the AP8 credit facility to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. We currently do not have the resources to repay this facility when it becomes due in October 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so.

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

In June 2024, one of our subsidiaries issued $152.0 million in aggregate principal amount of Series 2024-GRID1 Class A solar loan-backed notes and $16.9 million in aggregate principal amount of Series 2024-GRID1 Class B solar loan-backed notes with a maturity date of July 2051. The HESII Notes will indirectly benefit from a partial guarantee provided by the DOE Loan Programs Office. The HESII Notes will not be directly guaranteed by the DOE. The HESII Notes bear interest at an annual rate of 5.63% and 9.50% for the Class A and Class B notes, respectively.

In June 2024, one of our subsidiaries issued $151.9 million in aggregate principal amount of Series 2024-B Class A solar loan-backed notes, $54.4 million in aggregate principal amount of Series 2024-B Class B solar loan-backed notes and $24.6 million in aggregate principal amount of Series 2024-B Class C solar loan-backed notes with a maturity date of May 2051. The HELXIV Notes bear interest at an annual rate of 6.15%, 7.00% and 8.00% for the Class A, Class B and Class C notes, respectively.

In July 2024, one of our subsidiaries priced the sale of $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes (collectively, the "SOLVII Notes") with a maturity date of July 2059. The SOLVII Notes were sold at a discount of 2.54% and 9.99% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively. The sale is expected to close in August 2024, subject to customary closing conditions.

Historical Cash Flows—Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(145,752)	$(182,542)	$36,790
Net cash used in investing activities	(883,483)	(1,173,923)	290,440
Net cash provided by financing activities	1,165,204	1,216,765	(51,561)
Net increase (decrease) in cash, cash equivalents and restricted cash	$135,969	$(139,700)	$275,669

Operating Activities

Net cash used in operating activities decreased by $36.8 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is primarily due to an increase in net cash received for derivative origination and breakage fees of $82.8 million and a decrease in payments to dealers for exclusivity and other bonus arrangements of $25.1 million. This decrease is partially offset by net inflows of $11.4 million in 2024 compared to net outflows of $59.0 million in 2023 based on: (a) our net loss of $169.8 million in 2024 excluding non-cash operating items of $181.2 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit gains and other bad debt expense, unrealized net gains on derivatives, unrealized net gains on fair value instruments and equity securities, losses on sales of customer notes receivable and equity-based compensation charges, which results in net inflows of $11.4 million and (b) our net loss of $211.1 million in 2023 excluding non-cash operating items of $152.2 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net losses on derivatives, unrealized net losses on fair value instruments and equity-based compensation charges, which results in net outflows of $59.0 million. These net differences between the two periods resulted in a net change in operating cash flows of $70.4 million in 2024 compared to 2023.

Investing Activities

Net cash used in investing activities decreased by $290.4 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is primarily due to a decrease in payments for investments and customer notes receivable of $311.4 million, an increase in proceeds from sales of customer notes receivable of $63.9 million and an increase in proceeds from customer notes receivable of $33.3 million. This decrease is partially offset by an increase in purchases of property and equipment, primarily solar energy systems, of $116.3 million.

Financing Activities

Net cash provided by financing activities decreased by $51.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease is primarily due to a decrease in net borrowings under our debt facilities of $492.7 million. This decrease is partially offset by increases in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $304.4 million and proceeds from sales of investment tax credits of $149.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $4.0 million and $7.9 million for the three and six months ended June 30, 2024, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of June 30, 2024, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2024, a purported stockholder class action was filed against us and certain of our current and former individual executives in the Southern District of Texas, Houston Division. On June 28, 2024, the court-appointed lead plaintiffs filed their first amended complaint on behalf of a class of persons who purchased our stock between July 25, 2019 and May 1, 2024, alleging certain statements made during the class period about our business, operations and compliance policies were false and misleading and we failed to disclose customer service complaints and alleged improper business practices. The lead plaintiffs seek an unspecified amount of damages. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

On June 18, 20 and 21, 2024, three purported stockholders filed largely overlapping derivative complaints against us, certain of our current and former individual executives, our current directors and certain of our former directors in the Southern District of Texas, Houston Division. The derivative complaints generally assert state-law claims for breach of fiduciary duty, unjust enrichment and other similar claims, as well as claims under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, based on the largely same purported wrongdoing as in the putative securities class action suit. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

Item 1A. Risk Factors.

We are supplementing the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 22, 2024, to add or update the following risk factors. There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024 except as described below.

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

In August 2021, an anonymous trade group filed a petition with the U.S. Department of Commerce (the "DOC") requesting an investigation into whether solar panels and cells imported from Malaysia, Thailand and Vietnam are circumventing anti-dumping and countervailing duties imposed on solar products manufactured in China. The group also requested the imposition of tariffs on such imports ranging from 50% - 250%. In November 2021, the DOC rejected the petition, citing the petitioners' ongoing anonymity as one of the reasons for its decision. In March 2022, the DOC announced it was initiating country-wide circumvention inquiries to determine whether imports of solar cell and modules produced in Cambodia, Malaysia, Thailand and Vietnam that use components from China were circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. The DOC's inquiries were initiated pursuant to a petition filed by Auxin Solar, Inc. in February 2022.

In December 2022, the DOC announced its preliminary determination in the investigation. In its determination, the DOC found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the DOC preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the DOC made a "country-wide" circumvention finding, which designates each country as one through which solar cells and modules are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. In August 2023, after completing its investigation, which included conducting in-person audits and gathering public comments, the DOC issued a final determination that affirmed its preliminary determination in most respects and found that five of eight manufacturers investigated were circumventing anti-dumping and countervailing duty orders.

Notably, however, in June 2022, the President of the United States issued an emergency declaration establishing a two-year tariff exemption on new tariffs for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of new anti-dumping and countervailing duties until the end of such two-year period. In September 2022, the DOC issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs were reinstated in June 2024 following the exemption period, but under the DOC's rule, imports of solar cells and modules were not subject to retroactive tariffs during the exemption period. In December 2023, Auxin Solar and Concept Clean Energy commenced a new lawsuit challenging the DOC's authority to effect the exemption period and seeking to "reliquidate" imports completed during that period in order to retroactively apply anti-dumping and countervailing duty tariffs. In April 2024, a new rule, originally issued by the DOC in March 2024, went into effect. The new rule enhances the DOC's ability to enforce and administer anti-dumping and countervailing duty rules, including to consider cross-border subsidies in its calculations. Also in April 2024, a group of U.S. solar manufacturers filed new petitions seeking new anti-dumping and countervailing duties on solar components from Cambodia, Malaysia, Thailand and Vietnam. The addition of new anti-dumping and countervailing duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

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

Additionally, the U.S. government has imposed various trade restrictions on Chinese entities determined to be acting contrary to U.S. foreign policy and national security interests. For example, the DOC's Bureau of Industry and Security has added a number of Chinese entities to its entity list for enabling human rights abuses in the Xinjiang Uyghur Autonomous Region ("XUAR") or for procuring U.S. technology to advance China's military modernization efforts, thereby imposing severe trade restrictions against these designated entities. Moreover, in June 2021, U.S. Customs and Border Protection issued a Withhold Release Order pursuant to Section 307 of the Tariff Act of 1930 barring the entry into U.S. commerce of silica-based products (such as polysilicon) manufactured by Hoshine Silicon Industry Co. Ltd. ("Hoshine") and related companies, as well as goods made using those products, based on allegations related to Hoshine labor practices in the XUAR to manufacture such products. Additionally, in December 2021, Congress passed the Uyghur Forced Labor Prevention Act, which, with limited exception, prohibits the importation of all goods or articles mined or produced in whole or in part in the XUAR, or goods or articles mined or produced by entities working with the XUAR government to recruit, transport or receive forced labor from the XUAR. Although we maintain policies and procedures designed to maintain compliance with all governmental laws and regulations, these and other similar trade restrictions that may be imposed against Chinese entities in the future may have the effect of restricting the global supply of, and raising prices for, polysilicon and solar products, which could increase the overall cost of solar energy systems and reduce our ability to offer competitive pricing in certain markets.

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

If any of our current debt or equity investors decide not to invest in us in the future for any reason, or decide to invest at levels inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market, loan-backed securities market or other debt markets is subject to our having sufficient assets eligible for securitization as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our credit ratings are downgraded or we are unable to obtain appropriate credit ratings on new debt, our ability to meet our capital needs and fund future growth and profitability may be limited.

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on banks', other financing sources' and credit rating agencies' continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs and credit ratings of such financing sources themselves. Additionally, we currently expect to reduce the pace at which we seek additional guarantees of certain of our indebtedness from the DOE due to a shift in customer demand from solar loans to leases and PPAs as well as technical reporting burdens on our dealers. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience, it could be more difficult or costly to attract future financing. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Further, because we must continue to comply with certain additional rules and requirements imposed by the DOE in connection with its loan guarantees, any material noncompliance may result in penalties that limit our ability to access capital. If we are unable to arrange new or alternative methods of financing on favorable terms, our business, liquidity, financial condition, results of operations and prospects could be materially and adversely affected.

We enter into securitization structures, warehouse financings and other financings that may limit our ability to access the cash of our subsidiaries and include acceleration events that, if triggered, could adversely impact our financial condition.

Since April 2017 through June 30, 2024, we have pooled and transferred eligible solar energy systems, energy storage systems and the related asset receivables into 23 special purpose entities for securitizations, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. As of June 30, 2024, we currently have outstanding 32 tax equity funds and 6 warehouse credit facilities at special purpose entities. We intend to monetize additional solar energy systems, energy storage systems and other sustainable home products in the future through contributions to new special purposes entities for cash. Our securitizations, warehouses and tax equity financings typically require the cash flows from related customer contracts be paid into a secured collection account and only be available for general use after amounts on deposit in such accounts are first applied to satisfy the current obligations of the applicable special purpose entity.

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

As of June 30, 2024, our total indebtedness was approximately $8.0 billion and the available borrowing capacity under our credit facilities was $1.0 billion. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. For example, we currently do not have the resources to repay the secured revolving credit facility by and among AP8, Banco Popular de Puerto Rico, as agent, and the lenders party thereto, when it becomes due in October 2025. Although we believe we will be able to satisfy this obligation through either a refinancing of the facility or an amendment and extension, there can be no assurance about our ability to do so. The AP8 revolving credit facility is non-recourse to Sunnova Energy Corporation. Absent a refinancing or extension, a failure to pay the principal and interest on the AP8 revolving credit facility when due would result in an event of default that enables the requisite lenders to demand immediate payment or exercise other remedies, such as charging default interest. If the lenders were to demand immediate repayment, the non-recourse borrower would not have sufficient liquidity to meet its obligations when they come due and the lenders would be able to seek foreclosure of the collateral at AP8. While we believe such event at AP8, if it were to occur, would not by itself have a material impact on our consolidated business operations or expected cash flows, it may affect the availability or terms of future financings for us and we may expend additional funds or incur additional obligations over the shorter term to ensure compliance with the terms of the AP8 revolving credit facility.

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

In Puerto Rico, legislation enacted in January 2024 known as Act 10 extended net metering policies through 2031, absent further regulatory action. In April 2024, the Puerto Rico Financial Oversight and Management Board objected to Act 10 and called for its repeal or amendment, and advocated assessing and making changes to the existing net metering policies in Puerto Rico. Subsequently, the Puerto Rico Energy Bureau completed a study of net metering that it may use in future cost-shifting arguments and regulatory action in favor of devaluing Puerto Rico net metering. We cannot predict with certainty whether Act 10 will be repealed or amended nor what effect that and other actions will have on net metering policies in Puerto Rico.

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between the Puerto Rico Electric Power Authority ("PREPA") and its creditors, currently pending before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA"). Nevertheless, that matter has not been finally adjudicated by the Title III Court and creditors could appeal any final judgement. Hence, the PREPA bankruptcy is ongoing and its effects on net metering in Puerto Rico are currently unknown.

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

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed solar. Revenues from SRECs constituted approximately 6% and 7% of our revenues for the six months ended June 30, 2024 and 2023, respectively. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. In July 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. The value of SRECs in a market tends to decrease over time as the supply of SREC‑producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results.

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

The IRA also created several ITC "bonus credits" to further incentivize various types of solar and storage facilities. Under these new rules, the ITC may be increased by 10 percentage points if it has sufficient "domestic content", by 10 percentage points if it is located in an "energy community", and by 10 or 20 percentage points if it is located in a low-income community and receives an allocation from the Department of Treasury of a portion of the annual "environmental justice solar and wind capacity limitation". The U.S. Department of the Treasury is in various stages of issuing guidance on these ITC bonus credits, and it has issued multiple notices or other pieces of guidance for each bonus credit. Our ability to use the domestic content bonus credit will depend in part on the extent we can obtain the necessary information from our equipment suppliers, provide comfort to our financing partners and insurers that we have complied with the burdensome existing guidance, and comply with current and future guidance.

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

We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our founder and CEO, William J. Berger. We also depend on our ability to retain and motivate key employees and attract qualified new employees. We have experienced recent changes to our finance organization, including the departure of our prior Chief Financial Officer and the hiring of our new Chief Financial Officer, which could adversely affect our ability to execute our business plan if not properly managed. None of our key executives are bound by employment agreements for any specific term. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b-5 Trading Plan

During the three months ended June 30, 2024, there were no "Rule 10b5-1 trading plans" or "non-Rule 10b5-1 trading arrangements" adopted, modified or terminated by any of our directors or officers (as each term is defined in Item 408(a) of Regulation S-K).

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
4.1∞
Indenture, by and between Sunnova Hestia II Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 6, 2024).

4.2	Form of 5.63% Solar Loan Backed Notes, Series 2024-GRID1 Class 1-A due 2034 (included in Exhibit 4.1).
4.3	Form of 9.50% Solar Loan Backed Notes, Series 2024-GRID1 Class 2-A due 2034 (included in Exhibit 4.1).
4.4∞	Indenture, by and between Sunnova Helios XIV Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of June 27, 2024.
4.5	Form of 6.15% Loan Backed Notes, Series 2024-B, Class A due 2051 (included in Exhibit 4.4).
4.6	Form of 7.00% Loan Backed Notes, Series 2024-B, Class B due 2051 (included in Exhibit 4.4).
4.7	Form of 8.00% Loan Backed Notes, Series 2024-B, Class C due 2051 (included in Exhibit 4.4).
10.1∞
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

10.2∞
Loan and Security Agreement, by and among Sunnova Hestia II Lender, LLC, Sunnova Hestia II Borrower, LLC, the United States Department of Energy, as guarantor, and Wilmington Trust, National Association, as agent, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2024).

10.3∞
Guarantee Issuance Agreement, by and among Sunnova Hestia II Lender, LLC, Sunnova Hestia II Borrower, LLC, Sunnova ABS Management, LLC, as servicer and manager, Sunnova Energy Corporation, as sponsor, the United States Department of Energy, as guarantor, and Wilmington Trust, National Association, as agent, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 6, 2024).

10.4∞
Amendment No. 4 and Joinder to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, as borrower, Sunnova SLA Management, LLC, as manager and servicer, Sunnova Asset Portfolio 7 Holdings, LLC, as seller and pledgor, the Lenders and Funding Agents from time to time party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of June 20, 2024.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: August 1, 2024	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Eric M. Williams
Eric M. Williams
Chief Financial Officer
(Principal Financial Officer)