Form 10-Q
period 2024-09-30
Sunnova Energy International Inc.
filed 2024-10-31
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________

FORM 10-Q
_________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The registrant had 124,952,654 shares of common stock outstanding as of October 28, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	Notes	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents		$208,913	$212,832
Accounts receivable—trade, net	2	46,416	40,767
Accounts receivable—other	2, 6	257,733	253,350
Other current assets, net of allowance of $5,193 and $4,659 as of September 30, 2024 and December 31, 2023, respectively	2, 4, 6	401,530	429,299
Total current assets		914,592	936,248

Property and equipment, net	2, 3	6,980,352	5,638,794
Customer notes receivable, net of allowance of $124,634 and $111,818 as of September 30, 2024 and December 31, 2023, respectively	2, 4, 6	3,930,847	3,735,986
Intangible assets, net		112,322	134,058
Other assets	2, 4, 6, 8, 14	944,199	895,885
Total assets (1)		$12,882,312	$11,340,971

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	2	$484,252	$355,791
Accrued expenses	2	96,990	122,355
Current portion of long-term debt	3	324,748	483,497
Other current liabilities	2, 4, 14	153,036	133,649
Total current liabilities		1,059,026	1,095,292

Long-term debt, net	7	7,908,860	7,030,756
Other long-term liabilities	2, 5, 14	1,230,979	1,086,011
Total liabilities (1)		10,198,865	9,212,059

Commitments and contingencies	14

Redeemable noncontrolling interests	2, 10	256,440	165,872

Stockholders' equity:
Common stock, 124,923,776 and 122,466,515 shares issued as of September 30, 2024 and December 31, 2023, respectively, at $0.0001 par value	11, 12	12	12
Additional paid-in capital—common stock	2, 11, 12	1,780,464	1,755,461
Accumulated deficit		(1,573)	(228,583)
Total stockholders' equity		1,778,903	1,526,890
Noncontrolling interests	2, 10	648,104	436,150
Total equity		2,427,007	1,963,040
Total liabilities, redeemable noncontrolling interests and equity		$12,882,312	$11,340,971

(1) The consolidated assets as of September 30, 2024 and December 31, 2023 include $6,741,429 and $5,297,816, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $91,642 and $54,674 as of September 30, 2024 and December 31, 2023, respectively; accounts receivable—trade, net of $22,242 and $13,860 as of September 30, 2024 and December 31, 2023, respectively; accounts receivable—other of $213,340 and $187,607 as of September 30, 2024 and December 31, 2023, respectively; other current assets of $745,644 and $693,772 as of September 30, 2024 and December 31, 2023, respectively; property and equipment, net of $5,527,005 and $4,273,478 as of September 30, 2024 and December 31, 2023, respectively; and other assets of $141,556 and $74,425 as of September 30, 2024 and December 31, 2023, respectively. The consolidated liabilities as of September 30, 2024 and December 31, 2023 include $312,125 and $278,016, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $199,638 and $197,072 as of September 30, 2024 and December 31, 2023, respectively; accrued expenses of $967 and $157 as of September 30, 2024 and December 31, 2023, respectively; other current liabilities of $5,726 and $7,269 as of September 30, 2024 and December 31, 2023, respectively; and other long-term liabilities of $105,794 and $73,518 as of September 30, 2024 and December 31, 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2024	2023	2024	2023
Revenue:
Customer agreements and incentives	2	$157,538	$108,192	$404,348	$282,848
Solar energy system and product sales	2	77,756	90,206	211,447	243,623
Total revenue		235,294	198,398	615,795	526,471

Operating expense:
Cost of revenue—customer agreements and incentives	2, 3	54,722	39,130	155,064	105,956
Cost of revenue—solar energy system and product sales	2	66,679	76,288	183,111	196,921
Operations and maintenance	2	35,868	18,702	89,811	59,306
General and administrative	2, 14	110,678	100,342	339,692	279,105
Provision for current expected credit losses and other bad debt expense	2, 6	22,646	11,203	21,738	35,085
Other operating (income) expense	2, 6	(2,812)	(9,051)	22,016	(3,134)
Total operating expense, net		287,781	236,614	811,432	673,239

Operating loss		(52,487)	(38,216)	(195,637)	(146,768)

Interest expense, net	7, 8	182,528	57,601	388,642	200,155
Interest income	2, 6	(38,565)	(30,590)	(109,656)	(81,670)
Other expense		—	561	4,882	3,969
Loss before income tax		(196,450)	(65,788)	(479,505)	(269,222)

Income tax benefit	2, 9	(46,126)	(9,325)	(159,413)	(1,632)
Net loss		(150,324)	(56,463)	(320,092)	(267,590)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	10	(27,735)	6,684	(94,490)	(37,269)
Net loss attributable to stockholders		$(122,589)	$(63,147)	$(225,602)	$(230,321)

Net loss per share attributable to stockholders—basic and diluted	13	$(0.98)	$(0.53)	$(1.82)	$(1.97)
Weighted average common shares outstanding—basic and diluted	13	124,852,073	119,554,008	123,998,539	116,971,318

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Nine Months Ended September 30,
	Notes	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(320,092)	$(267,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	166,088	107,957
Impairment and loss on disposals, net		53,101	24,930
Amortization of intangible assets	2	21,324	21,324
Amortization of deferred financing costs	7	27,764	17,007
Amortization of debt discount	7	21,365	12,971
Non-cash effect of equity-based compensation plans	2, 12	25,113	19,812
Non-cash direct sales revenue	2	(36,012)	(43,034)
Provision for current expected credit losses and other bad debt expense	2, 6	21,738	35,085
Unrealized (gain) loss on derivatives	8	61,820	(10,208)
Unrealized (gain) loss on fair value instruments and equity securities	2	(15,363)	846
Loss on sales of customer notes receivable	6	43,426	—
Other non-cash items		(24,051)	2,633
Changes in components of operating assets and liabilities:
Accounts receivable	2, 6	29,485	99,753
Other current assets	2, 4, 6	(114,339)	(77,976)
Other assets	2, 4, 6, 8, 14	(100,706)	(95,321)
Accounts payable	2	12,829	(6,711)
Accrued expenses	2	(22,790)	(35,193)
Other current liabilities	2, 4, 14	(87,800)	9,604
Other long-term liabilities	2, 5, 14	(2,881)	(10,680)
Net cash used in operating activities		(239,981)	(194,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	2, 3	(1,329,197)	(1,315,192)
Payments for investments and customer notes receivable	2, 4, 6	(269,903)	(716,972)
Proceeds from customer notes receivable	2, 4, 6	166,598	126,980
Proceeds from sales of customer notes receivable	6	65,867	—
Proceeds from investments in solar receivables	2, 4	9,273	8,708
Other, net		4,642	4,707
Net cash used in investing activities		(1,352,720)	(1,891,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	7	2,007,524	2,859,489
Payments of long-term debt	7	(1,291,587)	(1,090,338)
Payments on notes payable	7	(6,402)	(4,356)
Payments of deferred financing costs	7	(38,954)	(60,336)
Proceeds from issuance of common stock, net	11	(1,882)	81,329
Contributions from redeemable noncontrolling interests and noncontrolling interests	2, 10	976,379	520,611
Distributions to redeemable noncontrolling interests and noncontrolling interests	2, 10	(366,402)	(30,159)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	2, 10	(21,572)	(8,475)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	2	316,392	4,950
Other, net		(1,272)	(6,662)
Net cash provided by financing activities		1,572,224	2,266,053
Net increase (decrease) in cash, cash equivalents and restricted cash		(20,477)	179,493
Cash, cash equivalents and restricted cash at beginning of period		494,402	545,574
Cash, cash equivalents and restricted cash at end of period		473,925	725,067
Restricted cash included in other current assets	4	(10,186)	(30,307)
Restricted cash included in other assets	4	(254,826)	(226,858)
Cash and cash equivalents at end of period		$208,913	$467,902

	Nine Months Ended September 30,
	2024	2023
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$101,763	$66,022
Non-cash settlement of receivables and payables with primarily dealers	$35,774	$17,443

Supplemental cash flow information:
Cash paid for interest	$324,741	$213,016
Cash paid for income taxes	$10,733	$11,693

See accompanying notes to unaudited condensed consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2022	$165,737	114,939,079	$11	$1,637,847	$(364,782)	$1,273,076	$448,637	$1,721,713
Net loss	(20,404)	—	—	—	(81,083)	(81,083)	(8,859)	(89,942)
Issuance of common stock, net	—	645,580	1	(1,625)	—	(1,624)	—	(1,624)
Contributions from redeemable noncontrolling interests and noncontrolling interests	60,203	—	—	—	—	—	114,748	114,748
Distributions to redeemable noncontrolling interests and noncontrolling interests	(1,448)	—	—	—	—	—	(7,106)	(7,106)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,605)	—	—	—	—	—	(1,460)	(1,460)
Equity in subsidiaries attributable to parent	(21,528)	—	—	—	78,893	78,893	(57,365)	21,528
Equity-based compensation expense	—	—	—	9,515	—	9,515	—	9,515
Other, net	(453)	—	—	—	—	—	(110)	(110)
March 31, 2023	179,502	115,584,659	12	1,645,737	(366,972)	1,278,777	488,485	1,767,262
Net income (loss)	860	—	—	—	(86,091)	(86,091)	(15,550)	(101,641)
Issuance of common stock, net	—	809,283	—	11,409	—	11,409	—	11,409
Contributions from redeemable noncontrolling interests and noncontrolling interests	40,201	—	—	—	—	—	104,204	104,204
Distributions to redeemable noncontrolling interests and noncontrolling interests	(2,498)	—	—	—	—	—	(7,320)	(7,320)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(719)	—	—	—	—	—	(721)	(721)
Equity in subsidiaries attributable to parent	(111,121)	—	—	—	180,877	180,877	(69,756)	111,121
Equity-based compensation expense	—	—	—	4,803	—	4,803	—	4,803
Other, net	(6,144)	—	—	—	—	—	(1,073)	(1,073)
June 30, 2023	100,081	116,393,942	12	1,661,949	(272,186)	1,389,775	498,269	1,888,044
Net income (loss)	(8,715)	—	—	—	(63,147)	(63,147)	15,399	(47,748)
Issuance of common stock, net	—	6,011,846	—	81,976	—	81,976	—	81,976
Contributions from redeemable noncontrolling interests and noncontrolling interests	137,580	—	—	—	—	—	63,675	63,675
Distributions to redeemable noncontrolling interests and noncontrolling interests	(3,347)	—	—	—	—	—	(8,440)	(8,440)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,575)	—	—	—	—	—	(155)	(155)
Equity in subsidiaries attributable to parent	(96,524)	—	—	—	143,820	143,820	(47,296)	96,524
Equity-based compensation expense	—	—	—	5,494	—	5,494	—	5,494
Other, net	(2,418)	—	—	—	—	—	(1,576)	(1,576)
September 30, 2023	$124,082	122,405,788	$12	$1,749,419	$(191,513)	$1,557,918	$519,876	$2,077,794

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040
Net loss	(13,893)	—	—	—	(69,960)	(69,960)	(6,222)	(76,182)
Issuance of common stock, net	—	1,505,040	—	(1,878)	—	(1,878)	—	(1,878)
Contributions from redeemable noncontrolling interests and noncontrolling interests	160,153	—	—	—	—	—	141,575	141,575
Distributions to redeemable noncontrolling interests and noncontrolling interests	(92,115)	—	—	—	—	—	(13,125)	(13,125)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,097)	—	—	—	—	—	(7,599)	(7,599)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	42,463	—	—	—	—	—	(1,860)	(1,860)
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	43,661	—	—	—	—	—	1,390	1,390
Equity in subsidiaries attributable to parent	(115,732)	—	—	—	135,569	135,569	(19,837)	115,732
Equity-based compensation expense	—	—	—	13,383	—	13,383	—	13,383
Other, net	—	—	—	—	1	1	—	1
March 31, 2024	187,312	123,971,555	12	1,766,966	(162,973)	1,604,005	530,472	2,134,477
Net loss	(38,840)	—	—	—	(33,053)	(33,053)	(7,800)	(40,853)
Issuance of common stock, net	—	763,697	—	4,290	—	4,290	—	4,290
Contributions from redeemable noncontrolling interests and noncontrolling interests	152,053	—	—	—	—	—	315,040	315,040
Distributions to redeemable noncontrolling interests and noncontrolling interests	(8,667)	—	—	—	—	—	(49,512)	(49,512)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(2,671)	—	—	—	—	—	(2,422)	(2,422)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	(124,970)	—	—	—	—	—	(1,411)	(1,411)
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	126,123	—	—	—	—	—	20,550	20,550
Equity in subsidiaries attributable to parent	(73,029)	—	—	—	163,635	163,635	(90,606)	73,029
Equity-based compensation expense	—	—	—	4,236	—	4,236	—	4,236
Other, net	(1)	—	—	—	(2)	(2)	2	—
June 30, 2024	217,310	124,735,252	12	1,775,492	(32,393)	1,743,111	714,313	2,457,424

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
Net loss	(10,886)	—	—	—	(122,589)	(122,589)	(16,849)	(139,438)
Issuance of common stock, net	—	188,524	—	(166)	—	(166)	—	(166)
Contributions from redeemable noncontrolling interests and noncontrolling interests	127,600	—	—	—	—	—	79,958	79,958
Distributions to redeemable noncontrolling interests and noncontrolling interests	(134,599)	—	—	—	—	—	(68,384)	(68,384)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,757)	—	—	—	—	—	1,241	1,241
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	83,100	—	—	—	—	—	142	142
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	45,043	—	—	—	—	—	23,721	23,721
Equity in subsidiaries attributable to parent	(67,372)	—	—	—	153,408	153,408	(86,036)	67,372
Equity-based compensation expense	—	—	—	5,138	—	5,138	—	5,138
Other, net	1	—	—	—	1	1	(2)	(1)
September 30, 2024	$256,440	124,923,776	$12	$1,780,464	$(1,573)	$1,778,903	$648,104	$2,427,007

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index to the Notes to Unaudited Condensed Consolidated Financial Statements

(1) Description of Business and Basis of Presentation

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 422,000 customers in more than 50 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova," the "Company," "we," "our," "us," or like terms, refer to SEI and its consolidated subsidiaries.

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

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We are able to offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products, and are able to also provide energy resiliency. Our customer agreements typically take the form of a legal-form lease (a "lease") of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a "loan") or paid in full by the customer (a "sale"). We also offer service plans and repair services for systems we did not originate. Complementary to our business, in some states we make it possible for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our customer agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Our ancillary products include both cash sales and loans with an initial term between one year and 20 years. Customer payments and rates can be fixed for the duration of the customer agreement or escalated at a pre-determined

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements ("interim financial statements") include our Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and Statements of Redeemable Noncontrolling Interests and Equity and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. We have condensed or omitted certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. As such, these interim financial statements should be read in conjunction with our 2023 annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024. Our interim financial statements reflect all normal recurring adjustments necessary, in our opinion, to state fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of our continual growth, seasonal fluctuations in demand for power, timing of maintenance and other expenditures, changes in interest expense and other factors.

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

Revisions

We have revised our previously issued interim and annual financial statements to correct immaterial errors related to the presentation of revenue and cost of revenue to comply with the requirements of Rule 5-03, Statements of comprehensive income, of Regulation S-X, which requires product, service and other revenues, as well as the associated cost of revenue, to be stated separately in the Consolidated Statements of Operations. Our previously issued interim and annual financial statements did not present such amounts separately in the Consolidated Statements of Operations. We have evaluated the historical presentation in our previously issued interim and annual financial statements and concluded this change in presentation is not material. Impacted periods not presented herein will be revised in future filings. The following table presents the revised presentation of revenue in the Consolidated Statements of Operations:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in thousands)
Revenue:
Customer agreements and incentives	$108,192	$282,848
Solar energy system and product sales	90,206	243,623
Total revenue	$198,398	$526,471

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents cost of revenue as shown in the Consolidated Statements of Operations in our previously issued interim financial statements:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in thousands)
Cost of revenue—depreciation	$33,743	$92,262
Cost of revenue—inventory sales	$50,694	$129,016
Cost of revenue—other	$30,981	$81,599

The following table presents the revised presentation of cost of revenue in the Consolidated Statements of Operations:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in thousands)
Cost of revenue—customer agreements and incentives	$39,130	$105,956
Cost of revenue—solar energy system and product sales	$76,288	$196,921

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

Accounts Receivable

Accounts Receivable—Trade, Net.    Accounts receivable—trade, net primarily represents trade receivables from customers that are generally collected in the subsequent month. Accounts receivable—trade, net is recorded net of an allowance for credit losses, which is based on our assessment of the collectability of customer accounts based on the best available data at the time. We review the allowance by considering factors such as historical experience, customer credit rating, contractual term, aging category and current economic conditions that may affect a customer's ability to pay to identify customers with potential disputes or collection issues. We write off accounts receivable when we deem them uncollectible. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the Unaudited Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$3,174	$2,143	$2,559	$1,676
Provision for current expected credit losses	2,934	1,474	6,893	3,579
Write off of uncollectible accounts	(2,451)	(1,257)	(5,916)	(3,005)
Recoveries	121	96	309	206
Other, net	(49)	—	(116)	—
Balance at end of period	$3,729	$2,456	$3,729	$2,456

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$690	$671	$13,045	$—
Provision for current expected credit losses	6,607	1,389	1,094	2,060
Write off of uncollectible accounts	(6,526)	(1,020)	(13,369)	(1,020)
Other, net	—	—	1	—
Balance at end of period	$771	$1,040	$771	$1,040

Inventory

Inventory is stated at the lower of cost and net realizable value using the first-in, first-out method. Inventory primarily represents (a) raw materials, such as energy storage systems, photovoltaic modules, inverters, meters and modems, (b) homebuilder construction in progress and (c) other associated equipment purchased. These materials are typically procured by us and used by our dealers, sold to our dealers or held for use as original parts on new solar energy systems or replacement parts on existing solar energy systems. We remove these items from inventory and record the transaction in typically one of these manners: (a) expense to operations and maintenance expense when installed as a replacement part for a solar energy system, (b) expense to cost of revenue—solar energy system and product sales if sold directly to a dealer or other party, (c) capitalize to property and equipment, net when installed on an existing home or business, (d) expense to cost of revenue—solar energy system and product sales when installed on a new home or business as part of a cash sale or (e) capitalize to property and equipment, net when placed in service under the homebuilder program. We periodically evaluate our inventory for unusable and obsolete items based on assumptions about future demand and market conditions. Based on this evaluation, provisions are made to write inventory down to net realizable value. At least quarterly, we perform a physical count of the majority of our inventory. We reconcile these counts to our records and expense any unreconciled amounts to operations and maintenance expense. The following table presents the detail of inventory as recorded in other current assets in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Energy storage systems and components	$26,618	$83,178
Homebuilder construction in progress	74,067	36,461
Modules and inverters	35,765	27,143
Meters and modems	169	1,793
Total	$136,619	$148,575

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

The following tables present our financial instruments measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$70,736	$—	$—	$70,736
Derivative assets	2,470	—	2,470	—
Total	$73,206	$—	$2,470	$70,736

Financial liabilities:
Contingent consideration	$6,534	$—	$—	$6,534
Derivative liabilities	44,847	—	44,847	—
Total	$51,381	$—	$44,847	$6,534

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,334	$—	$—	$69,334
Derivative assets	55,471	—	55,471	—
Total	$124,805	$—	$55,471	$69,334

Financial liabilities:
Contingent consideration	$19,916	$—	$—	$19,916
Total	$19,916	$—	$—	$19,916

Changes in the fair value of our investments in solar receivables are included in other operating (income) expense in the Consolidated Statements of Operations. The following table summarizes the change in the fair value of our financial assets

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other current assets and other assets in the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$69,334	$72,171
Additions	—	969
Settlements	(9,362)	(8,931)
Gain recognized in earnings	10,764	41
Balance at end of period	$70,736	$64,250

Changes in the fair value of our contingent consideration are included in other operating (income) expense in the Consolidated Statements of Operations. The following table summarizes the change in the fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$19,916	$26,787
Settlements	(3,902)	(10,831)
Gain recognized in earnings	(9,480)	(3,082)
Balance at end of period	$6,534	$12,874

The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of September 30, 2024 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	30.00%
	Revenue risk premium	15.62%
	Risk-free discount rate	4.38%
Contingent consideration - microgrid earnout	Probability of success	5.00%
	Risk-free discount rate	4.38%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue

The following table presents the detail of revenue as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
PPA revenue	$55,884	$38,300	$141,752	$99,201
Lease revenue	62,297	37,966	170,548	103,468
Solar renewable energy certificate revenue	19,695	16,136	42,844	38,982
Loan revenue	12,565	9,283	35,651	24,538
Service revenue	4,195	4,756	8,794	12,247
Other revenue	2,902	1,751	4,759	4,412
Customer agreements and incentives	157,538	108,192	404,348	282,848
Inventory sales revenue	28,788	51,355	81,912	137,761
Cash sales revenue	37,591	24,284	93,523	62,827
Direct sales revenue	11,377	14,567	36,012	43,035
Solar energy system and product sales	77,756	90,206	211,447	243,623
Total	$235,294	$198,398	$615,795	$526,471

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue and amounts we will invoice and recognize as revenue in future periods. Contracted but not yet recognized revenue related to our lease agreements was approximately $7.1 billion as of September 30, 2024, of which we expect to recognize approximately 4% over the next 12 months. Given the contracts in place at September 30, 2024, we do not expect the annual recognition to vary significantly over approximately the next 19 years as the majority of existing customer agreements have at least 19 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

PPA Revenue.    Customers purchase electricity from us under PPAs. Pursuant to ASC 606, Revenue from Contracts with Customers, we recognize revenue based upon the amount of electricity delivered as determined by remote monitoring equipment at solar rates specified under the PPAs. All customers must pass our credit evaluation process. The PPAs generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

Lease Revenue.    We are the lessor under lease agreements for solar energy systems and energy storage systems, which do not meet the definition of a lease under ASC 842, Leases. Accordingly, we account for these agreements as contracts with customers under ASC 606, Revenue from Contracts with Customers. We recognize revenue on a straight-line basis over the contract term as we satisfy our obligation to provide continuous access to the solar energy system. All customers must pass our credit evaluation process. The lease agreements generally have a term of 20 or 25 years with an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options.

In most cases, we provide customers under our lease agreements a performance guarantee that each solar energy system will achieve a certain specified minimum solar energy production output, which is a significant proportion of its expected

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Solar Renewable Energy Certificate Revenue.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of September 30, 2024 and December 31, 2023. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Upon a sale, the purchaser of the SREC typically pays within one month of receiving the SREC. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—customer agreements and incentives), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

Loan Revenue.    See discussion of loan revenue in the "Loans" section below.

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

Inventory Sales Revenue.    Inventory sales revenue represents revenue from the direct sale of inventory to our dealers or other parties. We recognize the related revenue under ASC 606 upon shipment or upon sale when a bill and hold agreement is in place. We include shipping and handling costs in cost of revenue—solar energy system and product sales in the Consolidated Statements of Operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Our investments in solar energy systems, energy storage systems and/or accessories related to the loan program that are not yet placed in service are recorded in other assets in the Consolidated Balance Sheets and are transferred to customer notes receivable upon being placed in service. Customer notes receivable are recorded at amortized cost, net of an allowance for credit losses (as described below), in other current assets and customer notes receivable, net in the Consolidated Balance Sheets. Accrued interest receivable related to our customer notes receivable is recorded in accounts receivable—trade, net in the Consolidated Balance Sheets. Interest income from customer notes receivable is recorded in interest income in the Consolidated Statements of Operations. The amortized cost of our customer notes receivable is equal to the principal balance of customer notes receivable outstanding and does not include accrued interest receivable. Customer notes receivable continue to accrue interest until they are written off against the allowance unless the balance is in the process of collection. Customer notes receivable are considered past due one day after the due date based on the contractual terms of the loan agreement. In all cases, customer notes receivable balances are placed on a nonaccrual status or written off at an earlier date when we determine them to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously written off and expected to be written off. Accrued interest receivable for customer notes receivable placed on a nonaccrual status is recorded as a reduction to interest income. Interest received on such customer notes receivable is accounted for on a cash basis until the customer notes receivable qualifies for the return to accrual status. Customer notes receivable are returned to accrual status when there is no longer any principal or interest amounts past due and future payments are reasonably assured.

The allowance for credit losses is deducted from the customer notes receivable amortized cost to present the net amount expected to be collected. It is measured on a collective (pool) basis when similar risk characteristics (such as financial asset type, customer credit rating, contractual term and vintage) exist. In determining the allowance for credit losses, we identify customers with potential disputes or collection issues and consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards. Expected credit losses are estimated over the contractual term of the loan agreements based on the best available data at the time and adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: (a) we have a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual customer or (b) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by us. Expected credit losses are recorded in provision for current expected credit losses and other bad debt expense in the Consolidated Statements of Operations. See Note 6, Customer Notes Receivable.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred revenue was $615.6 million as of December 31, 2022. The following table presents the detail of deferred revenue as recorded in other current liabilities and other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Loans	$1,007,014	$930,999
PPAs and leases	63,458	55,651
Solar receivables	4,142	4,339
SRECs	8,124	—
Other	—	14
Total (1)	$1,082,738	$991,003

(1) Of this amount, $53.4 million and $50.8 million is recorded in other current liabilities as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and 2023, we recognized revenue of $43.1 million and $28.8 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Contract Assets and Contract Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, production or predetermined schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method to reflect the transfer of control over time. Contract assets include unbilled amounts typically resulting from revenue under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retainage, included in contract assets, represents the amounts withheld from billings by our customers pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. As of September 30, 2024 and December 31, 2023, contract assets were $0 and $279,000, respectively, and contract liabilities were $5.4 million and $3.8 million, respectively. The decrease in contract assets was primarily due to revenue recognized on certain contracts and the timing of billings. The increase in contract liabilities was primarily due to the timing of advance payments partially offset by revenue recognized during the period. During the nine months ended September 30, 2024 and 2023, we recognized revenue of $961,000 and $0, respectively, from amounts recorded in contract liabilities at the beginning of the respective years.

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated amortization. We amortize intangible assets to general and administrative expense using the straight-line method. The following

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
table presents the detail of intangible assets as recorded in intangible assets, net in the Unaudited Condensed Consolidated Balance Sheets:

	Useful Lives	As of September 30, 2024	As of December 31, 2023
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$145,496
Customer relationships - servicing	10	3,471	3,471
Customer relationships - new customers	4	29,761	29,761
Trade name	15	11,899	11,899
Tax equity commitment	4	21,209	21,209
Software license	3	331	331
Trademark	3	68	68
Other	3-25	88	499
Intangible assets, gross		212,323	212,734
Less: accumulated amortization		(100,001)	(78,676)
Intangible assets, net		$112,322	$134,058

Warranty Obligations

In connection with our customer agreements, we warrant the solar energy systems against defects in workmanship, against component or materials breakdowns and against any damages to rooftops during the installation process. The dealers' warranties on the workmanship, including work during the installation process, and the manufacturers' warranties over component parts have a range of warranty periods which are generally 10 to 25 years. The following table summarizes the changes in our warranty reserve, which is recorded in other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$5,965	$3,018
Accruals	2,708	1,937
Settlements	(313)	(12)
Balance at end of period	$8,360	$4,943

Equity-Based Compensation

We account for equity-based compensation, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards. Equity-based compensation expense includes the compensation cost for all share-based awards granted to employees, consultants and members of our board of directors. We use the Black-Scholes option-pricing model to measure the fair value of stock options at the measurement date. For restricted stock units that will be settled in cash, we use the closing price of our common stock on the measurement date to measure the fair value at the measurement date and record in other current liabilities in the Consolidated Balance Sheets. For restricted stock units that will be settled in common stock, we use the closing price of our common stock on the grant date to measure the fair value at the measurement date and record in additional paid-in capital—common stock in the Consolidated Balance Sheets. We recognize the fair value of equity-based compensation awards as compensation cost in the financial statements, beginning on the grant date. We base compensation expense on the fair value of the awards we expect to vest, recognized over the service period, and adjusted for actual forfeitures as they occur. Equity-based compensation expense is recorded in general and administrative expense in the Consolidated Statements of Operations. See Note 12, Equity-Based Compensation.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued expenses in the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, our liability for self-insured claims was $3.6 million and $3.5 million, respectively, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of September 30, 2024.

Sales of Investment Tax Credits ("ITCs")

We enter into tax credit purchase and sale agreements with third-party purchasers to sell to such third-party purchasers, for cash, the Section 48(a) ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. For interim periods, we account for income tax under ASC 740-270 which prescribes the use of an estimated annual effective tax rate to be applied to year-to-date ordinary income or loss before tax to compute the year-to-date income tax provision. In calculating the estimated annual effective tax rate, we include the forecasted tax benefit from the sale of ITCs for the year. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit in the Consolidated Statements of Operations and the tax equity investor's share as an increase to redeemable noncontrolling interests or noncontrolling interests in the Consolidated Balance Sheets. We record an accrued distribution to redeemable noncontrolling interests and noncontrolling interests for their share of the ITC sales (at the time the ITC sale is recognized) when such accrual is stipulated in the operating agreement of the tax equity partnership. The following table presents the detail of receivables and payables related to ITC sales as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Accounts receivable—other	$228,862	$200,679
Accounts payable	$180,612	$184,830

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the detail of ITC sales as recorded in the Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Financial Statement Classification			Financial Statement Classification
	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit
	(in thousands)
ITC sales related to tax equity partnerships	$112,283	$68,764	$43,519	$2,620	$2,594	$26
ITC sales unrelated to tax equity partnerships	28,264	—	28,264	11,802	—	11,802
Effect of ITC sales on estimated annual effective tax rate	—	—	(21,431)	—	—	—
Total	$140,547	$68,764	$50,352	$14,422	$2,594	$11,828

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Financial Statement Classification			Financial Statement Classification
	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit
	(in thousands)
ITC sales related to tax equity partnerships	$345,437	$260,488	$84,949	$2,620	$2,594	$26
ITC sales unrelated to tax equity partnerships	29,202	—	29,202	11,802	—	11,802
Effect of ITC sales on estimated annual effective tax rate	—	—	57,809	—	—	—
Total	$374,639	$260,488	$171,960	$14,422	$2,594	$11,828

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Useful Lives	As of September 30, 2024	As of December 31, 2023
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$6,921,367	$5,443,796
Construction in progress		514,959	530,180
Asset retirement obligations	30	96,279	78,538
Software and business technology systems	3	155,039	130,300
Computers and equipment	3-5	7,743	7,503
Leasehold improvements	1-6	7,208	6,170
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	419	419
Property and equipment, gross		7,705,826	6,199,718
Less: accumulated depreciation		(725,474)	(560,924)
Property and equipment, net		$6,980,352	$5,638,794

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $625.8 million and $489.7 million as of September 30, 2024 and December 31, 2023, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Inventory	$136,619	$148,575
Current portion of customer notes receivable	190,905	176,562
Restricted cash	10,186	62,188
Prepaid assets	38,921	25,996
Deferred receivables	16,932	7,601
Current portion of investments in solar receivables	7,405	7,457
Current portion of other notes receivable	468	630
Current portion of contract assets	—	279
Other	94	11
Total	$401,530	$429,299

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Construction in progress - customer notes receivable	$69,975	$159,066
Restricted cash	254,826	219,382
Exclusivity and other bonus arrangements with dealers, net	209,513	166,359
Customer acquisition and other related costs	95,075	66,330
Investments in solar receivables	63,331	61,877
Straight-line revenue adjustment, net	75,966	62,941
Deferred tax asset	56,054	—
Prepaid assets	51,264	33,154
Other	68,195	126,776
Total	$944,199	$895,885

The following table presents the detail of other current liabilities as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Interest payable	$71,759	$67,647
Deferred revenue	53,434	50,815
Payroll and employee benefit liability	6,097	4,165
Current portion of operating and finance lease liability	5,373	4,231
Current portion of contract liability	4,687	3,397
Current portion of customer deposits	4,379	—
Grid services liability	3,824	555
Current portion of performance guarantee obligations	3,298	2,667
Other	185	172
Total	$153,036	$133,649

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AROs as recorded in other long-term liabilities in the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$96,227	$69,869
Additional obligations incurred	17,794	14,106
Accretion expense	4,812	3,491
Other	(80)	(61)
Balance at end of period	$118,753	$87,405

(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the Unaudited Condensed Consolidated Balance Sheets and the corresponding fair values:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Customer notes receivable	$4,251,579	$4,029,025
Allowance for credit losses	(129,827)	(116,477)
Customer notes receivable, net	$4,121,752	$3,912,548
Estimated fair value, net	$3,993,267	$3,800,754

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in other current assets and customer notes receivable, net in the Unaudited Condensed Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$111,218	$102,337	$116,477	$81,248
Provision for current expected credit losses (1)	18,610	8,324	13,350	29,413
Other, net	(1)	—	—	—
Balance at end of period	$129,827	$110,661	$129,827	$110,661

(1)    For the three months ended September 30, 2024 and 2023, the provision for current expected credit losses related to customer notes receivable was 6% and 4%, respectively, of total operating expense. For the nine months ended September 30, 2024 and 2023, the provision for current expected credit losses related to customer notes receivable was 2% and 4%, respectively, of total operating expense.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present additional information related to our customer notes receivable.

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Investment in loan solar energy systems, energy storage systems and/or accessories not yet placed in service	$69,975	$159,066
Accrued interest receivable related to customer notes receivable	$6,393	$14,305
Customer notes receivable not accruing interest	$77,728	$34,200
Allowance recorded for loans on nonaccrual status	$1,943	$754

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest income related to customer notes receivable	$33,136	$26,761	$94,727	$69,950
Interest income recognized for loans on nonaccrual status	$—	$—	$—	$—
Accrued interest receivable written off by reversing interest income	$89	$15	$169	$32

In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. In the second and third quarter of 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold in the second and third quarter of 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the nine months ended September 30, 2024, we sold approximately 63,000 accessory loans with a net customer notes receivable balance of $120.9 million for $81.0 million and recognized a loss of $43.4 million, which is recorded in other operating (income) expense in the Unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, $4.4 million is recorded in accounts receivable—other and $5.2 million is recorded in other assets for sales proceeds not yet received.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
1-90 days past due	$182,507	$164,150
91-180 days past due	40,321	40,428
Greater than 180 days past due	143,665	77,110
Total past due (1)	366,493	281,688
Not past due	3,885,086	3,747,337
Total	$4,251,579	$4,029,025

(1)    As of September 30, 2024 and December 31, 2023, the total amount past due as a percent of gross customer notes receivable was 9% and 7%, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024 and December 31, 2023, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $106.3 million and $83.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Payment performance:
Performing	$439,215	$1,313,295	$1,273,193	$663,631	$202,465	$216,115	$4,107,914
Nonperforming (1)	2,508	45,979	48,106	25,310	6,816	14,946	143,665
Total	$441,723	$1,359,274	$1,321,299	$688,941	$209,281	$231,061	$4,251,579

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII"), Sunnova Asset Portfolio 9, LLC ("AP9"), Sunnova Hestia I Borrower, LLC ("HESI"), Sunnova Business Markets Borrower, LLC ("BMB"), Sunnova Sol VI Issuer, LLC ("SOLVI"), Sunnova Helios XIII Issuer, LLC ("HELXIII"), Sunnova Hestia II Borrower, LLC ("HESII"), Sunnova Helios XIV Issuer, LLC ("HELXIV") and Sunnova Sol VII Issuer, LLC ("SOLVII"). The following table presents the detail of long-term debt as recorded in current portion of long-term debt and long-term debt, net in the Unaudited Condensed Consolidated Balance Sheets:

	Nine Months Ended September 30, 2024 Weighted Average Effective Interest Rates	As of September 30, 2024		Year Ended December 31, 2023 Weighted Average Effective Interest Rates	As of December 31, 2023
		Long-term	Current		Long-term	Current
	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.04%	600,000	—	3.03%	600,000	—
Debt discount, net		(15,242)	—		(19,174)	—
Deferred financing costs, net		(588)	—		(748)	—
Sunnova Energy Corporation
Notes payable	10.30%	—	4,977	7.07%	—	3,084
5.875% senior notes	6.53%	400,000	—	6.53%	400,000	—
11.75% senior notes	12.31%	400,000	—	12.02%	400,000	—
Debt discount, net		(11,523)	—		(13,288)	—
Deferred financing costs, net		(9,553)	—		(12,119)	—
EZOP
Revolving credit facility	10.46%	135,500	—	8.72%	511,000	—
Debt discount, net		(178)	—		(302)	—
HELII
Solar asset-backed notes	5.63%	185,698	9,569	5.64%	194,933	9,065
Debt discount, net		(20)	—		(24)	—
Deferred financing costs, net		(2,447)	—		(2,926)	—
RAYSI
Solar asset-backed notes	5.53%	100,772	6,604	5.55%	105,096	6,349

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt discount, net		(598)	—		(753)	—
Deferred financing costs, net		(2,659)	—		(3,004)	—
HELIII
Solar loan-backed notes	4.45%	80,339	9,657	4.43%	86,232	9,983
Debt discount, net		(1,039)	—		(1,250)	—
Deferred financing costs, net		(998)	—		(1,200)	—
TEPH
Revolving credit facility	10.08%	1,207,890	—	10.03%	1,036,600	—
Debt discount, net		(711)	—		(1,168)	—
SOLI
Solar asset-backed notes	3.94%	324,495	14,836	3.91%	335,874	12,965
Debt discount, net		(64)	—		(74)	—
Deferred financing costs, net		(4,994)	—		(5,769)	—
HELIV
Solar loan-backed notes	4.16%	92,043	10,397	4.16%	97,458	10,854
Debt discount, net		(310)	—		(417)	—
Deferred financing costs, net		(1,484)	—		(1,955)	—
AP8
Credit facility	9.01%	206,732	3,603	9.42%	—	215,000
Deferred financing costs, net		(1,305)	—		—	—
SOLII
Solar asset-backed notes	2.74%	216,398	6,213	3.90%	221,955	7,195
Debt discount, net		(50)	—		(56)	—
Deferred financing costs, net		(3,478)	—		(3,948)	—
HELV
Solar loan-backed notes	2.50%	127,794	12,876	2.49%	134,473	13,496
Debt discount, net		(430)	—		(540)	—
Deferred financing costs, net		(1,675)	—		(2,094)	—
SOLIII
Solar asset-backed notes	2.83%	245,513	13,728	2.81%	257,545	15,762
Debt discount, net		(90)	—		(102)	—
Deferred financing costs, net		(4,303)	—		(4,871)	—
HELVI
Solar loan-backed notes	2.12%	153,509	12,905	2.10%	159,901	13,521
Debt discount, net		(26)	—		(32)	—
Deferred financing costs, net		(1,926)	—		(2,345)	—
HELVII
Solar loan-backed notes	2.53%	118,846	9,747	2.53%	123,494	10,221
Debt discount, net		(26)	—		(31)	—
Deferred financing costs, net		(1,495)	—		(1,797)	—
HELVIII
Solar loan-backed notes	3.64%	234,360	19,068	3.62%	243,020	19,995
Debt discount, net		(3,676)	—		(4,355)	—
Deferred financing costs, net		(2,866)	—		(3,395)	—
SOLIV
Solar asset-backed notes	5.93%	317,697	8,747	5.90%	325,612	8,464
Debt discount, net		(8,129)	—		(9,440)	—
Deferred financing costs, net		(5,821)	—		(6,759)	—
HELIX
Solar loan-backed notes	5.67%	190,489	13,221	5.64%	196,174	15,246
Debt discount, net		(2,601)	—		(3,027)	—
Deferred financing costs, net		(2,404)	—		(2,798)	—
HELX
Solar loan-backed notes	7.65%	197,711	14,244	7.38%	200,842	19,996
Debt discount, net		(13,971)	—		(17,015)	—

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs, net		(2,447)	—		(3,064)	—
IS
Revolving credit facility	10.65%	9,236	—	8.90%	31,300	—
SOLV
Solar asset-backed notes	6.93%	306,311	8,131	6.93%	312,844	7,775
Debt discount, net		(12,913)	—		(15,491)	—
Deferred financing costs, net		(5,568)	—		(6,682)	—
HELXI
Solar loan-backed notes	6.49%	242,794	20,317	6.29%	247,251	31,240
Debt discount, net		(10,623)	—		(12,007)	—
Deferred financing costs, net		(4,262)	—		(5,195)	—
HELXII
Solar loan-backed notes	6.96%	202,026	21,102	6.71%	210,263	26,661
Debt discount, net		(11,003)	—		(13,065)	—
Deferred financing costs, net		(3,545)	—		(4,135)	—
AP9
Revolving credit facility	26.75%	—	—	19.30%	12,118	—
Debt discount, net		(338)	—		(572)	—
HESI
Solar loan-backed notes	5.90%	206,182	22,907	10.94%	213,432	26,625
Debt discount, net		(6,762)	—		(7,616)	—
Deferred financing costs, net		(6,224)	—		(7,058)	—
BMB
Revolving credit facility	404.67%	832	—		—	—
SOLVI
Solar asset-backed notes	6.79%	220,017	3,994		—	—
Debt discount, net		(11,443)	—		—	—
Deferred financing costs, net		(5,841)	—		—	—
HELXIII
Solar loan-backed notes	6.29%	189,004	23,767		—	—
Debt discount, net		(6,861)	—		—	—
Deferred financing costs, net		(4,705)	—		—	—
HESII
Solar loan-backed notes	6.18%	146,052	18,390		—	—
Debt discount, net		(115)	—		—	—
Deferred financing costs, net		(6,552)	—		—	—
HELXIV
Solar loan-backed notes	7.35%	197,497	30,287		—	—
Debt discount, net		(7,264)	—		—	—
Deferred financing costs, net		(5,149)	—		—	—
SOLVII
Solar asset-backed notes	6.90%	314,740	5,461		—	—
Debt discount, net		(8,910)	—		—	—
Deferred financing costs, net		(9,412)	—		—	—
Total		$7,908,860	$324,748		$7,030,756	$483,497

Availability.    As of September 30, 2024, we had $1.0 billion of available borrowing capacity, subject to certain conditions, under our various financing arrangements, consisting of $739.5 million under the EZOP revolving credit facility, $153.1 million under the TEPH revolving credit facility, $40.8 million under the IS revolving credit facility, $65.0 million under the AP9 revolving credit facility and $3.8 million under the BMB revolving credit facility. As of September 30, 2024, we were in compliance with all debt covenants under our financing arrangements.

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

EZOP Debt.      In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). In June 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through an amendment and an extension of the maturity date of the facility or through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will amend and extend or refinance this facility, there can be no assurance about our ability to do so on terms favorable to us or at all.

TEPH Debt.      In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. In August 2024, we amended the TEPH revolving credit facility to, among other things, modify certain eligibility criteria to allow for energy community, domestic content and low-income community tax credit bonuses.

AP8 Debt.    In June 2024, we amended the AP8 credit facility to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. We currently do not have the resources to repay this facility when it becomes due in October 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility by means of a new facility or securitization. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so on terms favorable to us or at all.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

SOLVII Debt.    In August 2024, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLVII, a special purpose entity, that issued $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes (collectively, the "SOLVII Notes") with a maturity date of July 2059. The SOLVII Notes were issued at a discount of 2.54% and 9.99% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems and the related asset receivables of SOLVII's subsidiaries are used to service the quarterly principal and interest payments on the SOLVII Notes and satisfy SOLVII's expenses, and any remaining cash can be distributed to Sunnova Sol VII Depositor, LLC, SOLVII's sole member. In connection with the SOLVII Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the related asset receivables pursuant to a transaction management agreement and management

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the related asset receivables pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLVII pursuant to the sale and contribution agreement. SOLVII is also required to maintain certain reserve accounts for the benefit of the holders of the SOLVII Notes, each of which must remain funded at all times to the levels specified in the SOLVII Notes. The indenture requires SOLVII to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLVII Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLVII Notes have no recourse to our other assets except as expressly set forth in the SOLVII Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying values are as

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$543,943	$575,000	$528,927
SEI 2.625% convertible senior notes	600,000	590,915	600,000	582,463
Sunnova Energy Corporation notes payable	4,977	4,977	3,084	3,084
Sunnova Energy Corporation 5.875% senior notes	400,000	379,443	400,000	369,522
Sunnova Energy Corporation 11.75% senior notes	400,000	414,004	400,000	411,996
EZOP revolving credit facility	135,500	135,500	511,000	511,000
HELII solar asset-backed notes	195,267	192,717	203,998	198,590
RAYSI solar asset-backed notes	107,376	100,657	111,445	102,480
HELIII solar loan-backed notes	89,996	84,204	96,215	87,982
TEPH revolving credit facility	1,207,890	1,207,890	1,036,600	1,036,600
SOLI solar asset-backed notes	339,331	310,029	348,839	310,928
HELIV solar loan-backed notes	102,440	94,590	108,312	96,603
AP8 credit facility	210,335	210,335	215,000	215,000
SOLII solar asset-backed notes	222,611	192,711	229,150	192,589
HELV solar loan-backed notes	140,670	129,649	147,969	132,533
SOLIII solar asset-backed notes	259,241	229,318	273,307	235,318
HELVI solar loan-backed notes	166,414	151,924	173,422	153,836
HELVII solar loan-backed notes	128,593	118,830	133,715	120,413
HELVIII solar loan-backed notes	253,428	238,069	263,015	241,599
SOLIV solar asset-backed notes	326,444	322,746	334,076	325,816
HELIX solar loan-backed notes	203,710	198,972	211,420	203,375
HELX solar loan-backed notes	211,955	214,368	220,838	221,655
IS revolving credit facility	9,236	9,236	31,300	31,300
SOLV solar asset-backed notes	314,442	314,687	320,619	317,481
HELXI solar loan-backed notes	263,111	263,509	278,491	275,323
HELXII solar loan-backed notes	223,128	229,409	236,924	242,091
AP9 revolving credit facility	—	—	12,118	12,118
HESI solar loan-backed notes	229,089	239,929	240,057	249,318
BMB revolving credit facility	832	832	—	—
SOLVI solar asset-backed notes	224,011	233,945	—	—
HELXIII solar loan-backed notes	212,771	220,624	—	—
HESII solar loan-backed notes	164,442	171,716	—	—
HELXIV solar loan-backed notes	227,784	238,982	—	—
SOLVII solar asset-backed notes	320,201	324,281	—	—
Total (1)	$8,470,225	$8,312,941	$7,715,914	$7,409,940

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $236.6 million and $201.7 million as of September 30, 2024 and December 31, 2023, respectively.

For the notes payable, EZOP, TEPH, AP8, IS, AP9 and BMB debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes, senior notes and the HELII, RAYSI, HELIII, SOLI, HELIV, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV, HELXI, HELXII, HESI, SOLVI, HELXIII, HESII, HELXIV and SOLVII debt, we determined the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the nine months ended September 30, 2024 and 2023, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $259.9 million and $924.4 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2024, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the nine months ended September 30, 2024 and 2023, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $699.7 million and $659.6 million, respectively, and recorded a realized gain of $26.7 million and $26.8 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the nine months ended September 30, 2024 and 2023, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $968.0 million and $601.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the nine months ended September 30, 2024 and 2023, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $889.0 million and $241.1 million, respectively, and recorded a realized gain of $23.0 million and $6.2 million, respectively.

Interest Rate Swaps and Caps on AP8 Debt.    During the nine months ended September 30, 2024 and 2023, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $140.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the nine months ended September 30, 2024 and 2023, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $0 and recorded a realized gain of $1.8 million and $470,000, respectively.

Interest Rate Swaps and Caps on AP9 Debt.    During the nine months ended September 30, 2024 and 2023, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $25.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. During the nine months ended September 30, 2024 and 2023, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $25.0 million and $0, respectively, and recorded a realized gain of $227,000 and $0, respectively. In September 2024, all AP9 interest rate swaps and caps were unwound and terminated.

The following table presents a summary of the outstanding derivative instruments:

	As of September 30, 2024				As of December 31, 2023
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2024 - July 2024	October 2031 - December 2031	4.000%	$133,421	July 2023 - December 2023	December 2028 - November 2035	2.000%	$489,581
TEPH	December 2023 - August 2024	April 2038 - January 2043	3.430% - 4.312%	1,073,190	July 2022 - December 2023	October 2031 - October 2041	2.620% - 4.202%	994,403
AP8	November 2022 - August 2023	October 2025	4.250%	215,000	November 2022 - August 2023	September 2025	4.250%	215,000
AP9				—	September 2023	September 2027	4.250%	25,000
Total				$1,421,611				$1,723,984

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair value of the interest rate swaps and caps as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Other assets	$2,470	$55,471
Other long-term liabilities	(44,847)	—
Total, net	$(42,377)	$55,471

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Realized gain	$(16,875)	$(17,753)	$(51,789)	$(33,522)
Unrealized (gain) loss	66,657	(18,219)	61,820	(10,208)
Total	$49,782	$(35,972)	$10,031	$(43,730)

(9) Income Taxes

Our effective income tax benefit rate for the three months ended September 30, 2024 and 2023 is 23% and 14%, respectively, and for the nine months ended September 30, 2024 and 2023 is 33% and 1%, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of our valuation allowance and income tax benefit from the sale of ITCs. For interim reporting, we apply a forecasted annualized effective tax rate to year-to-date loss before income tax. We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of September 30, 2024 and December 31, 2023 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2013 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

Redeemable Noncontrolling Interests

In February 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-D, LLC ("TEP8D"), a subsidiary of Sunnova TEP 8-D Manager, LLC, which is the Class B member of TEP8D. The Class A member of TEP8D made a total capital commitment of $195.0 million. In February 2024, the Class A member of Sunnova TEP 7-F, LLC increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, the Class A member of Sunnova TEP 7-E, LLC increased its capital commitment from $51.0 million to approximately $51.2 million. In May 2024, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from $125.0 million to approximately $132.1 million. In August 2024, the Class A member of Sunnova TEP 7-B, LLC increased its capital commitment from approximately $132.1 million to approximately $137.7 million. In August 2024, the Class A member of Sunnova TEP 7-C, LLC increased its capital commitment from approximately $51.3 million to approximately $53.1 million. In August 2024, the Class A member of Sunnova TEP 7-E, LLC increased its capital commitment from approximately $51.2 million to approximately $59.8 million. In August 2024, the Class A member of Sunnova TEP 7-G, LLC increased its capital commitment from approximately $104.0 million to approximately $111.7 million. In August 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-F, LLC ("TEP8F"), a subsidiary of Sunnova TEP 8-F Manager, LLC, which is the Class B member of TEP8F. The Class A member of TEP8F made a total capital commitment of approximately $152.1 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Noncontrolling Interests

In February 2024, the Class A member of Sunnova TEP 7-A, LLC increased its capital commitment from approximately $59.0 million to approximately $61.4 million. In May 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-E, LLC ("TEP8E"), a subsidiary of Sunnova TEP 8-E Manager, LLC, which is the Class B member of TEP8E. The Class A member of TEP8E made a total capital commitment of approximately $250.0 million. In September 2024, the Class A member of Sunnova TEP 6-D, LLC increased its capital commitment from approximately $75.0 million to approximately $79.6 million.

(11) Stockholders' Equity

During the nine months ended September 30, 2024 and 2023, we issued 636,555 and 693,443 shares of our common stock to Len X, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet Energy Group, LLC.

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

Stock Options

The following tables summarize stock option activity:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Granted	1,989,147	$6.87	9.45	$4.25
Exercised	(11,357)	$1.85			$118
Forfeited	(612,934)	$14.65		$8.14
Outstanding, September 30, 2024	5,383,005	$14.01	5.69		$4,958
Exercisable, September 30, 2024	2,630,353	$17.04	2.22		$—
Vested and expected to vest, September 30, 2024	5,383,005	$14.01	5.69		$4,958
Non-vested, September 30, 2024	2,752,652			$6.43

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except number of stock options vested)
Number of stock options vested	—	—	148,859	16,816
Grant date fair value of stock options vested	$—	$—	$2,247	$309

As of September 30, 2024, there was $10.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 2.01 years.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

The following tables summarize restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	2,384,205	$16.60
Granted	6,129,134	$6.20
Vested	(2,068,269)	$11.05
Forfeited	(1,178,580)	$9.52
Outstanding, September 30, 2024	5,266,490	$9.10

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except number of restricted stock units vested)
Number of restricted stock units vested	206,441	145,115	2,068,269	961,682
Grant date fair value of restricted stock units vested	$3,120	$2,223	$22,848	$17,196

As of September 30, 2024, there was $36.0 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.51 years.

Employee Stock Purchase Plan ("ESPP")

As of September 30, 2024 and December 31, 2023, the number of shares of common stock issued under the ESPP was 82,316 and 35,160, respectively.

(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(122,589)	$(63,147)	$(225,602)	$(230,321)

Net loss per share attributable to stockholders—basic and diluted	$(0.98)	$(0.53)	$(1.82)	$(1.97)
Weighted average common shares outstanding—basic and diluted	124,852,073	119,554,008	123,998,539	116,971,318

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-based compensation awards	10,949,377	6,400,263	10,138,456	5,971,205
Convertible senior notes	34,150,407	34,150,407	34,150,407	34,150,407

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

Performance Guarantee Obligations.    The following table presents the detail of performance guarantee obligations as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Other current liabilities	$3,298	$2,667
Other long-term liabilities	$4,576	$4,086
Total	$7,874	$6,753

The changes in our performance guarantee obligations are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$6,753	$4,845
Accruals	3,887	3,620
Settlements	(2,766)	(2,855)
Balance at end of period	$7,874	$5,610

Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense	$724	$754	$2,232	$2,138
Finance lease expense:
Amortization expense	511	308	1,402	787
Interest on lease liabilities	56	31	157	69
Short-term lease expense	90	62	292	128
Variable lease expense	318	367	911	835
Total	$1,699	$1,522	$4,994	$3,957

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Right-of-use assets:
Operating leases	$11,549	$13,247
Finance leases	7,398	4,085
Total right-of-use assets	$18,947	$17,332

Current lease liabilities:
Operating leases	$3,033	$2,883
Finance leases	2,340	1,348
Long-term leases liabilities:
Operating leases	11,774	14,005
Finance leases	3,277	1,631
Total lease liabilities	$20,424	$19,867

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,646	$2,187
Operating cash flows from finance leases	$157	$69
Financing cash flows from finance leases	$1,272	$725
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90	$703
Finance leases	$4,715	$1,835

	As of September 30, 2024	As of December 31, 2023
Weighted average remaining lease term (years):
Operating leases	4.81	5.51
Finance leases	3.39	3.12
Weighted average discount rate:
Operating leases	4.03%	4.06%
Finance leases	6.05%	6.26%

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease payments under our non-cancelable leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remaining 2024	$899	$733
2025	3,458	2,387
2026	3,240	1,575
2027	3,304	1,029
2028	3,372	404
2029 and thereafter	2,113	—
Total	16,386	6,128
Amount representing interest	(1,503)	(511)
Amount representing leasehold incentives	(76)	—
Present value of future payments	14,807	5,617
Current portion of lease liability	(3,033)	(2,340)
Long-term portion of lease liability	$11,774	$3,277

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

Dealer Commitments.    As of September 30, 2024 and December 31, 2023, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $209.5 million and $166.4 million, respectively. Under these agreements, we paid $46.4 million and $55.0 million during the nine months ended September 30, 2024 and 2023, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
Remaining 2024	$5,292
2025	52,637
2026	35,000
2027	30,000
2028	—
2029 and thereafter	—
Total	$122,929

Purchase Commitments.    In September 2024, we amended an agreement with a supplier in which we agreed to purchase approximately $163.0 million of solar energy systems from October 2024 through June 2025. As of September 30, 2024, we are committed to purchase (or have our dealers purchase) $54.2 million, $52.4 million and $56.5 million during the three months ended December 31, 2024, March 31, 2025 and June 30, 2025, respectively, for a total of $163.0 million. Based on historical experience, this supplier agreement could be modified from time to time.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Software and Business Technology Commitments.    We have certain long-term contractual commitments related to software and business technology services and licenses. Future commitments as of September 30, 2024 were as follows:

Software and Business Technology Commitments
(in thousands)
Remaining 2024	$5,245
2025	10,807
2026	8,102
2027	7,405
2028	515
2029 and thereafter	515
Total	$32,589

(15) Subsequent Events

TEPH Debt.    In October 2024,we amended the TEPH revolving credit facility to, among other things, (a) extend the maturity date from November 2025 to August 2026, (b) extend the date upon which lender commitments terminate (and no further advances are permitted under the TEPH revolving credit facility) from May 2024 to May 2025, (c) require us to maintain a specified minimum working capital amount as of quarterly determination dates, (d) add certain events of default and (e) increase the aggregate commitment amount from $1.361 billion to $1.362 billion.

AP9 Debt.    In October 2024, we voluntarily terminated the AP9 revolving credit facility. At the time of termination, no loans were outstanding under the AP9 revolving credit facility. Upon termination, all outstanding obligations under the AP9 revolving credit facility were paid in full and all hedging agreements permitted by the AP9 revolving credit facility were settled.

SOLVIII Debt.    In October 2024, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLVIII, a special purpose entity, that issued $295.2 million in aggregate principal amount of Series 2024-3 Class A solar asset-backed notes and $12.9 million in aggregate principal amount of Series 2024-3 Class B solar asset-backed notes (collectively, the "SOLVIII Notes") with a maturity date of July 2059. The SOLVIII Notes were issued at a discount of 1.85% and 1.63% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.45% and 8.78% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems and the related asset receivables of SOLVIII's subsidiaries are used to service the quarterly principal and interest payments on the SOLVIII Notes and satisfy SOLVIII's expenses, and any remaining cash can be distributed to Sunnova Sol VIII Depositor, LLC, SOLVIII's sole member. In connection with the SOLVIII Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the related asset receivables pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the related asset receivables pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLVIII pursuant to the sale and contribution agreement. SOLVIII is also required to maintain certain reserve accounts for the benefit of the holders of the SOLVIII Notes, each of which must remain funded at all times to the levels specified in the SOLVIII Notes. The indenture requires SOLVIII to track the debt service coverage ratio (such ratio, the "DSCR") of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLVIII Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLVIII Notes have no recourse to our other assets except as expressly set forth in the SOLVIII Notes.

Redeemable Noncontrolling Interests.    In October 2024, we admitted a tax equity investor as the Class A member of Sunnova TEP 8-G, LLC ("TEP8G"), a subsidiary of Sunnova TEP 8-G Manager, LLC, which is the Class B member of TEP8G. The Class A member of TEP8G made a total capital commitment of approximately $95.0 million. In October 2024, we exercised our purchase option to purchase 100% of the Class A members' interests in Sunnova TEP II-B, LLC for approximately $4.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements" above and "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 22, 2024, our Quarterly Reports on Form 10-Q filed with the SEC on May 2, 2024 and August 1, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova," the "Company," "we," "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

See Note 1, Description of Business and Basis of Presentation. In addition, service is an integral part of our agreements and includes operations and maintenance, monitoring, repairs and replacements, equipment upgrades, on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system, and the grid, as appropriate, and also the solar energy system and energy storage system diagnostics. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy supply.

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

We also enter into leases with third-party owners of pools of solar energy systems to receive such third party's interest in those systems. In connection therewith, we assume the related customer PPA and lease rights and obligations, entitling us to future customer cash flows as well as certain credits, rebates and incentives (including SRECs) under those agreements, in exchange for a lease payment, whether upfront or over time, to the third-party owner, which may be made in the form of cash or shares of our common stock. We believe such arrangements enhance our long-term contracted cash flows and are complementary to our overall business model.

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven significant, rapid growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,751 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 422,000 customers as of September 30, 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments

Financing Transactions

In August 2024, four tax equity investors increased their capital commitment by approximately $23.7 million (from approximately $338.5 million to approximately $362.3 million) to accommodate the funding of domestic content and energy community tax credit bonuses. Similarly, in September 2024, a tax equity investor increased its capital commitment from approximately $75.0 million to approximately $79.6 million. Also, in August 2024, we admitted a tax equity investor with a total capital commitment of approximately $152.1 million, and in October 2024, we admitted a tax equity investor with a total capital commitment of approximately $95.0 million. See "—Liquidity and Capital Resources—Financing Arrangements—Tax Equity Fund Commitments" below.

In August 2024, we amended the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, modify certain eligibility criteria to allow for energy community, domestic content and low-income community tax credit bonuses. In October 2024,we amended the TEPH revolving credit facility to, among other things, (a) extend the maturity date from November 2025 to August 2026, (b) extend the date upon which lender commitments terminate (and no further advances are permitted under the TEPH revolving credit facility) from May 2024 to May 2025, (c) require us to maintain a specified minimum working capital amount as of quarterly determination dates, (d) add certain events of default and (e) increase the aggregate commitment amount from $1.361 billion to $1.362 billion. In October 2024, we voluntarily terminated the revolving credit facility by and among Sunnova Asset Portfolio 9, LLC ("AP9"), Sunnova SLA Management, LLC, Sunnova Asset Portfolio 9 Holdings, LLC, and the lenders party thereto. At the time of termination, no loans were outstanding under the AP9 revolving credit facility. Upon termination, all outstanding obligations under the AP9 revolving credit facility were paid in full and all hedging agreements permitted by the AP9 revolving credit facility were settled. See "—Liquidity and Capital Resources—Financing Arrangements—Warehouse and Other Debt Financings" below.

In August 2024, one of our subsidiaries issued $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes (collectively, the "SOLVII Notes") with a maturity date of July 2059. The SOLVII Notes bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively. In October 2024, one of our subsidiaries issued $295.2 million in aggregate principal amount of Series 2024-3 Class A solar asset-backed notes and $12.9 million in aggregate principal amount of Series 2024-3 Class B solar asset-backed notes (collectively, the "SOLVIII Notes") with a maturity date of July 2059. The SOLVIII Notes bear interest at an annual rate equal to 6.45% and 8.78% for the Class A and Class B notes, respectively. See "—Liquidity and Capital Resources—Financing Arrangements—Securitizations" below.

Sales of Customer Notes Receivable

In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. In the second and third quarter of 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold in the second and third quarter of 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the nine months ended September 30, 2024, we sold approximately 63,000 accessory loans with a net customer notes receivable balance of $120.9 million for $81.0 million and recognized a loss of $43.4 million. As previously disclosed, during the year ended December 31, 2023, Monitronics International Inc. dba Brinks Home accounted for 30% of our net originations on a count basis.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related customer agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related customer agreements that were originated by one of our wholly-owned subsidiaries. We often obtain public or private credit ratings on our securitizations from nationally recognized statistical rating agencies. The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction after December 31, 2024, the Section 48(a) ITC will be replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any

Management's Discussion and Analysis of Financial Condition and Results of Operations
Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we may in the future securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through September 30, 2024, we have issued $5.9 billion in solar asset-backed and solar loan-backed notes.

Tax Equity Funds

Our ability to offer and finance long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems and energy storage systems by co-investing with tax equity investors, such as large banks who value the resulting customer receivables and Section 48(a) ITCs or, in the future, Section 48E ITCs, accelerated tax depreciation and other incentives related to the solar energy systems and energy storage systems, primarily through structured investments known as "tax equity". Tax equity investments are generally structured as non-recourse project financings known as "tax equity funds". In the context of distributed generation solar energy, tax equity investors make contributions upfront or in stages based on milestones in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems and energy storage systems. In these tax equity funds, the U.S. federal income tax attributes offset taxes that otherwise would have been payable on the investors' other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with potential investors to create additional tax equity funds.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. From our inception through September 30, 2024, we have received commitments of approximately $3.4 billion through the use of tax equity funds, of which an aggregate of $3.1 billion has been funded and $221.9 million remains available for use.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Factors and Trends Affecting Our Business

Our results of operations and our ability to grow our business over time could be impacted by a number of factors and trends that affect our industry generally, as well as new offerings of services and products we may acquire/discontinue or seek to acquire/divest in the future. Additionally, our business is concentrated in certain markets, putting us at risk of region-specific disruptions such as adverse economic, regulatory, political, weather and other conditions. See "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, our Quarterly Reports on Form 10-Q filed with the SEC on May 2, 2024 and August 1, 2024 and in this Quarterly Report on Form 10-Q for further discussion of risks affecting our business.

Financing Availability. Our future growth, profitability and ability to satisfy our obligations depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. With respect to tax equity, there are a limited number of potential tax equity investors and purchasers of ITCs, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Under the Inflation Reduction Act of 2022 ("IRA"), the Section 48(a) ITC is (a) 26% of the basis of eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% of the basis of eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output or capacity of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. Depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the ITC percentage can range between 6% and 70%, however, IRS guidance is limited and not all tax equity investors will invest against the fully enhanced credit. In addition, the Section 48(a) ITC will be replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction after 2024, and the Section 48E ITC percentage will generally be the same as the percentage for the Section 48(a) ITC and subject to similar requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output or capacity of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems financed by Hestia securitizations are subject to applicable labor and other requirements imposed by the U.S Department of Energy ("DOE") and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase and sale agreements and subsequently entered into additional tax credit purchase and sale agreements. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

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

Energy Storage Systems. Our energy storage systems increase our customers' independence from the centralized utility and provide on-site backup power when there is a grid outage due to storms, wildfires, other natural disasters and general power failures caused by supply or transmission issues. In addition, at times it can be more economic to consume less energy from the grid or, alternatively, to export solar energy back to the grid. Recent technological advancements for energy storage systems allow the energy storage system to adapt to pricing and utility rate shifts by controlling the inflows and outflows of power,

Management's Discussion and Analysis of Financial Condition and Results of Operations
allowing customers to increase the value of their solar energy system plus energy storage system. The energy storage system charges during the day, making the energy it stores available to the home or business when needed. It also features software that can customize power usage for the individual customer, providing backup power, optimizing solar energy consumption versus grid consumption or preventing export to the grid as appropriate. The software is tailored based on utility regulation, economic indicators and grid conditions. The combination of energy control, increased energy resilience and independence from the grid is strong incentive for customers to adopt solar and energy storage. However, we expect to see a reduction in the amount of energy storage system loans we originate due to a shift in customer demand from solar loans (caused by increased loan financing costs as a result of increased interest rates) to leases and PPAs.

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

Government Regulations, Policies and Incentives. Our growth and operations strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, solar renewable energy certificates ("SRECs"), tax abatements, rebates, renewable targets, DOE loan guarantee programs, incentive programs and tax credits, particularly the Section 48(a) ITC and the Section 25D Credit. The IRA expanded and extended the tax credits available to solar energy projects to achieve the government's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The Section 25D Credit allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our customer agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

Components of Results of Operations

Revenue. See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cost of Revenue—Customer Agreements and Incentives. Cost of revenue—customer agreements and incentives, which is core to our business operations, represents depreciation on solar energy systems under lease agreements and PPAs that have been placed in service, costs to purchase SRECs on the open market, SREC broker fees, payroll and related costs for Sunnova personnel who install solar energy systems and energy storage systems and other items deemed to be a cost of providing the service of selling power to customers or potential customers, such as certain costs to service loan agreements, costs for filing under the Uniform Commercial Code ("UCC") to maintain title, title searches, credit checks on potential customers at the time of initial contract and other similar costs, typically directly related to the volume of customers and potential customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of Revenue—Solar Energy System and Product Sales. Cost of revenue—solar energy system and product sales represents costs related to cash sales and direct sales, which are core to our business operations, and non-core costs related to the procurement and direct sale of inventory to our dealers or other parties, including shipping and handling costs.

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the nine months ended September 30, 2024 and 2023, we incurred $43.4 million and $36.2 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals, other impairments, non-recoverable costs from terminated dealers and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

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

Provision for Current Expected Credit Losses and Other Bad Debt Expense. Provision for current expected credit losses and other bad debt expense primarily represents adjustments to the allowance for credit losses for customer notes receivable that is estimated over the contractual term of the loan agreements based on the best available data at the time.

Other Operating (Income) Expense. Other operating (income) expense primarily represents gains and losses on sales of customer notes receivable, changes in the fair values of certain financial instruments related to our investments in solar receivables and contingent consideration related to the installation and microgrid earnouts.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations data for the periods indicated.

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Revenue:
Customer agreements and incentives	$157,538	$108,192	$49,346	46%
Solar energy system and product sales	77,756	90,206	(12,450)	(14)%
Total revenue	235,294	198,398	36,896	19%

Operating expense:
Cost of revenue—customer agreements and incentives	54,722	39,130	15,592	40%
Cost of revenue—solar energy system and product sales	66,679	76,288	(9,609)	(13)%
Operations and maintenance	35,868	18,702	17,166	92%
General and administrative	110,678	100,342	10,336	10%
Provision for current expected credit losses and other bad debt expense	22,646	11,203	11,443	102%
Other operating income	(2,812)	(9,051)	6,239	(69)%
Total operating expense, net	287,781	236,614	51,167	22%

Operating loss	(52,487)	(38,216)	(14,271)	37%

Interest expense, net	182,528	57,601	124,927	217%
Interest income	(38,565)	(30,590)	(7,975)	26%
Other expense	—	561	(561)	(100)%
Loss before income tax	(196,450)	(65,788)	(130,662)	199%

Income tax benefit	(46,126)	(9,325)	(36,801)	395%
Net loss	(150,324)	(56,463)	(93,861)	166%
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	(27,735)	6,684	(34,419)	(515)%
Net loss attributable to stockholders	$(122,589)	$(63,147)	$(59,442)	94%

Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
PPA revenue	$55,884	$38,300	$17,584	46%
Lease revenue	62,297	37,966	24,331	64%
SREC revenue	19,695	16,136	3,559	22%
Loan revenue	12,565	9,283	3,282	35%
Service revenue	4,195	4,756	(561)	(12)%
Other revenue	2,902	1,751	1,151	66%
Customer agreements and incentives	157,538	108,192	49,346	46%
Inventory sales revenue	28,788	51,355	(22,567)	(44)%
Cash sales revenue	37,591	24,284	13,307	55%
Direct sales revenue	11,377	14,567	(3,190)	(22)%
Solar energy system and product sales	77,756	90,206	(12,450)	(14)%
Total	$235,294	$198,398	$36,896	19%

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
PPA and lease revenue	$118,181	$76,266	$41,915	55%
Weighted average number of PPA and lease systems	238,400	173,500	64,900	37%
Per weighted average system	$496	$440	$56	13%

Revenue under our loan agreements	$12,565	$9,283	$3,282	35%
Weighted average number of systems with loan agreements	105,100	89,900	15,200	17%
Per weighted average system	$120	$103	$17	17%

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales revenue	$37,591	$24,284	$13,307	55%
Number of cash sales customers	1,500	1,700	(200)	(12)%
Per customer	$25,061	$14,285	$10,776	75%

Customer Agreements and Incentives. Customer agreements and incentives revenue, which is core to our business operations, increased by $49.3 million (+46%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in the number of solar energy systems in service. The fluctuations in revenue per weighted average system are affected by (a) market factors, (b) weather seasonality, (c) system sizes and (d) whether the systems include storage. PPA and lease revenue are generated from the solar energy systems and energy storage systems we own. The weighted average number of PPA and lease systems increased from 173,500 for the three months ended September 30, 2023 to 238,400 for the three months ended September 30, 2024 (+37%). PPA and lease revenue, on a weighted average number of systems basis, increased from $440 per system for the three months ended September 30, 2023 to $496 per system for the same period in 2024 (+13%) primarily due to slightly larger average system sizes and higher battery attachment rates, which increased from 33% for the three months ended September 30, 2023 to 40% for the three months ended September 30, 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
SREC revenue increased by $3.6 million (+22%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in SREC volume in New Jersey, resulting in an increase in revenue of $2.1 million, and an increase in SREC volume in Pennsylvania, resulting in an increase in revenue of $1.3 million. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs.

Loan revenue increased by $3.3 million (+35%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in the number of systems with loan agreements. The weighted average number of systems with loan agreements increased from 89,900 for the three months ended September 30, 2023 to 105,100 for the three months ended September 30, 2024 (+17%). Loan revenue, on a weighted average number of systems basis, increased from $103 per system for the three months ended September 30, 2023 to $120 per system for the same period in 2024 (+17%) primarily due to an increase in higher priced products placed in service. Service revenue decreased by $0.6 million (-12%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in the number of one-time transactions for repair services related to third-party solar energy systems.

Solar Energy System and Product Sales Revenue. Solar energy system and product sales revenue decreased by $12.5 million (-14%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to decreases in inventory sales revenue, which is non-core to our business operations, and direct sales revenue, partially offset by an increase in cash sales revenue. Inventory sales revenue decreased by $22.6 million (-44%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Direct sales revenue decreased by $3.2 million (-22%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in the number of direct sales battery loans installed and placed in service in 2024 when compared to the same period in 2023. This decrease is primarily due to a change to our in-service methodology in mid-2024 to require additional procedures; thus, these projects now take longer to be placed in service. Cash sales revenue increased by $13.3 million (+55%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. On a per customer basis, cash sales revenue increased from $14,285 per customer for the three months ended September 30, 2023 to $25,061 per customer for the same period in 2024 (+75%) primarily due to larger system sizes with more storage included and thus, higher revenue (and higher associated costs).

Cost of Revenue—Customer Agreements and Incentives

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Depreciation related to solar energy systems and energy storage systems	$49,042	$33,743	$15,299	45%
Cost of revenue related to service customers, loan agreements and underwriting costs for new customers and solar energy systems	5,680	5,387	293	5%
Total	$54,722	$39,130	$15,592	40%

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Depreciation related to solar energy systems and energy storage systems	$49,042	$33,743	$15,299	45%
Weighted average number of PPA and lease systems	238,400	173,500	64,900	37%
Per weighted average system	$206	$194	$12	6%

Cost of revenue—customer agreements and incentives, which is core to our business operations, increased by $15.6 million (+40%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in depreciation related to solar energy systems and energy storage systems, which increased by

Management's Discussion and Analysis of Financial Condition and Results of Operations
$15.3 million (+45%). This increase is aligned with the related revenue discussed above, which increased by 55%, and is primarily due to an increase in the weighted average number of PPA and lease systems from 173,500 for the three months ended September 30, 2023 to 238,400 for the three months ended September 30, 2024 (+37%). On a weighted average number of systems basis, depreciation related to solar energy systems and energy storage systems increased from $194 per system for the three months ended September 30, 2023 to $206 per system for the same period in 2024 (+6%). This overall increase is primarily due to a higher percentage of solar energy systems with storage, higher average costs and slightly larger average system sizes.

Cost of revenue related to service customers, loan agreements and underwriting costs (such as credit checks, title searches and the amortization of UCC filing costs) for new customers and solar energy systems increased by $0.3 million (+5%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in costs related to SRECs and loan agreements combined of $2.3 million, partially offset by a decrease of $2.0 million in internal labor costs to perform maintenance services in-house for third party contracts due to lower activity.

Cost of Revenue—Solar Energy System and Product Sales

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Inventory sales costs	$27,720	$50,694	$(22,974)	(45)%
Cash sales costs	22,238	12,698	9,540	75%
Direct sales costs	16,356	12,635	3,721	29%
Underwriting and other costs	365	261	104	40%
Total	$66,679	$76,288	$(9,609)	(13)%

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales costs	$22,238	$12,698	$9,540	75%
Number of cash sales customers	1,500	1,700	(200)	(12)%
Per customer	$14,825	$7,469	$7,356	98%

Cost of revenue—solar energy system and product sales decreased by $9.6 million (-13%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in inventory sales costs, which is non-core to our business operations, partially offset by increases in costs related to our core business, which includes direct sales costs and cash sales costs. Inventory sales costs decreased by $23.0 million (-45%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Cash sales costs increased by $9.5 million (+75%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. On a per customer basis, cash sales costs increased from $7,469 per customer for the three months ended September 30, 2023 to $14,825 per customer for the same period in 2024 (+98%) primarily due to larger system sizes with more storage included and thus, higher costs. Direct sales costs increased by $3.7 million (+29%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in solar energy systems and energy storage systems installed, which have a higher cost basis than the battery loans we principally sold in 2023.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operations and Maintenance Expense

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Maintenance and servicing of solar energy system and energy storage systems	$7,294	$6,337	$957	15%
Property insurance	3,937	2,766	1,171	42%
Inventory physical count reconciliation adjustments	—	6,112	(6,112)	(100)%
Inventory write down to net realizable value	6,935	331	6,604	N/M
Non-recoverable costs from terminated dealers	13,150	—	13,150	N/A
Prepaid design and engineering costs, not recoverable	363	—	363	N/A
Other impairments	3,375	1,142	2,233	196%
Warranty and other operations and maintenance expense	814	2,014	(1,200)	(60)%
Total	$35,868	$18,702	$17,166	92%
__________________
N/M → not meaningful

Operations and maintenance expense increased by $17.2 million (+92%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to charges recognized for non-recoverable costs from terminated dealers of $13.2 million. We recognized impairments on costs paid to certain terminated dealers for work-in-progress solar energy systems and energy storage systems that have cancelled or are estimated to cancel and are not expected to be recovered, along with unearned portions of exclusivity and bonus payments tied to such dealers, which we estimate are not recoverable. We may continue to incur charges of this nature. The increase is also due to an increase in property insurance costs of $1.2 million (+42%) due to more assets to insure and an increase in overall premium costs and an increase in inventory-related impairments of $0.5 million. We consider the inventory-related impairments of $6.9 million and $6.4 million in the three months ended September 30, 2024 and 2023, respectively, to be non-core in nature and do not expect these types of impairments in the future to be as significant due to our shift in strategic focus in the latter half of 2023 to pivot away from buying inventory to resell in order to focus on our core business of providing energy services to our customers. In addition, beginning in September 2024, we expect a majority of our future originations to qualify for the domestic content bonus credits and some of our inventory is not compatible with that directive. While we could use the equipment on loans, we do not expect sufficient loan origination volume to utilize all inventory, which resulted in a $6.9 million write-down in the third quarter of 2024. While we are not abandoning the inventory and will look for ways to realize value, at this juncture, we believe a full impairment is appropriate.

Management's Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expense

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Payroll and employee related expense	$55,994	$49,175	$6,819	14%
Legal, insurance, office and business travel costs	10,821	9,474	1,347	14%
Consultants, contractors and professional fees	10,596	10,043	553	6%
Amortization expense	7,620	7,416	204	3%
Software and business technology expense	8,413	7,271	1,142	16%
Depreciation expense not related to solar energy systems and energy storage systems	10,498	6,339	4,159	66%
Marketing expense	799	4,634	(3,835)	(83)%
Sales, franchise, other taxes and bank fees	3,071	2,948	123	4%
ARO accretion expense	1,724	1,258	466	37%
Other	1,142	1,784	(642)	(36)%
Total	$110,678	$100,342	$10,336	10%

General and administrative expense increased by $10.3 million (+10%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which is reflective of our commitment to proactively expand our platform to serve a consistently growing base of customers and other stakeholders. Payroll and employee related expenses increased by $6.8 million (+14%) primarily due to the additional employees we hired to serve our growing customer base. Total head count increased 9% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 positioning us to scale our costs in future periods when we expect we can reduce the expense on a per-system basis. Payroll and employee-related expenses for employees not related to the operations and maintenance work for our customers increased by $8.9 million (+26%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Legal, insurance, office and business travel costs increased by $1.3 million (+14%) and consultants, contractors and professional fees increased by $0.6 million (+6%) both due to the growth in our customers. Depreciation expense not related to solar energy systems and energy storage systems increased by $4.2 million (+66%) primarily related to our software and business technology projects, for which depreciation on those assets increased by $4.0 million (+70%) primarily due to an additional $52.9 million of capitalized software and business technology projects being placed in service during the prior twelve months.

Provision for Current Expected Credit Losses and Other Bad Debt Expense

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Provision for current expected credit losses and other bad debt expense	$22,646	$11,203	$11,443	102%

Provision for current expected credit losses increased by $11.4 million (+102%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to our quarterly reassessment of our reserves for current expected credit losses that required we revise it based on the observed performance under our new underwriting and in-service operational policies.

Other Operating Income

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Other operating income	$(2,812)	$(9,051)	$6,239	(69)%

Management's Discussion and Analysis of Financial Condition and Results of Operations

Other operating income decreased by $6.2 million (-69%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to changes in the fair value of certain financial instruments and contingent consideration of $6.8 million.

Interest Expense, Net

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest expense, net	$182,528	$57,601	$124,927	217%

Interest expense, net increased by $124.9 million (+217%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to increases in unrealized loss on derivatives of $84.9 million and interest expense of $31.2 million. Interest expense increased due to higher levels of average debt outstanding in the three months ended September 30, 2024 by $1.4 billion (+21%) compared to the same period in 2023 and an increase in the weighted average interest rates by 0.49% (+10%).

Interest Income

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Loan interest income	$33,136	$26,760	$6,376	24%
Weighted average number of systems with loan agreements, including accessory loans	108,000	133,300	(25,300)	(19)%
Per weighted average system	$307	$201	$106	53%

Interest income increased by $8.0 million (+26%) in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to an increase in interest income from our loan agreements of $6.4 million (+24%). The weighted average number of systems with loan agreements, including accessory loans, decreased from approximately 133,300 for the three months ended September 30, 2023 to approximately 108,000 for the three months ended September 30, 2024. The decrease was primarily due to the sales of certain accessory loans and home improvement loans during the second quarter of 2024, which had smaller principal balances. On a weighted average number of systems basis, loan interest income increased from $201 per system for the three months ended September 30, 2023 to $307 per system for the three months ended September 30, 2024 primarily due to the sale of certain accessory loans during the second and third quarters of 2024, which generate less interest income than non-accessory loans.

Income Tax Benefit

Income tax benefit increased by $36.8 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to ITC sales that resulted in an income tax benefit and income tax benefit related to estimated future sales of ITCs for the current year.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests changed by $34.4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2022, 2023 and 2024. In addition to the net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests, accumulated deficit is decreasing and total stockholders' equity is increasing as a result of the equity in subsidiaries attributable to parent. This is a result of solar energy systems being sold to the tax equity partnerships at fair market value, which exceeds the cost reflected in the solar energy systems on the Unaudited Condensed Consolidated Balance Sheets.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth our Unaudited Condensed Consolidated Statements of Operations data for the periods indicated.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Revenue:
Customer agreements and incentives	$404,348	$282,848	$121,500	43%
Solar energy system and product sales	211,447	243,623	(32,176)	(13)%
Total revenue	615,795	526,471	89,324	17%

Operating expense:
Cost of revenue—customer agreements and incentives	155,064	105,956	49,108	46%
Cost of revenue—solar energy system and product sales	183,111	196,921	(13,810)	(7)%
Operations and maintenance	89,811	59,306	30,505	51%
General and administrative	339,692	279,105	60,587	22%
Provision for current expected credit losses and other bad debt expense	21,738	35,085	(13,347)	(38)%
Other operating (income) expense	22,016	(3,134)	25,150	N/M
Total operating expense, net	811,432	673,239	138,193	21%

Operating loss	(195,637)	(146,768)	(48,869)	33%

Interest expense, net	388,642	200,155	188,487	94%
Interest income	(109,656)	(81,670)	(27,986)	34%
Other expense	4,882	3,969	913	23%
Loss before income tax	(479,505)	(269,222)	(210,283)	78%

Income tax benefit	(159,413)	(1,632)	(157,781)	N/M
Net loss	(320,092)	(267,590)	(52,502)	20%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(94,490)	(37,269)	(57,221)	154%
Net loss attributable to stockholders	$(225,602)	$(230,321)	$4,719	(2)%
__________________
N/M → not meaningful

Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
PPA revenue	$141,752	$99,201	$42,551	43%
Lease revenue	170,548	103,468	67,080	65%
SREC revenue	42,844	38,982	3,862	10%
Loan revenue	35,651	24,538	11,113	45%
Service revenue	8,794	12,247	(3,453)	(28)%
Other revenue	4,759	4,412	347	8%
Customer agreements and incentives	404,348	282,848	121,500	43%
Inventory sales revenue	81,912	137,761	(55,849)	(41)%
Cash sales revenue	93,523	62,827	30,696	49%
Direct sales revenue	36,012	43,035	(7,023)	(16)%
Solar energy system and product sales	211,447	243,623	(32,176)	(13)%
Total	$615,795	$526,471	$89,324	17%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
PPA and lease revenue	$312,300	$202,669	$109,631	54%
Weighted average number of PPA and lease systems	222,300	161,000	61,300	38%
Per weighted average system	$1,405	$1,259	$146	12%

Revenue under our loan agreements	$35,651	$24,538	$11,113	45%
Weighted average number of systems with loan agreements	102,000	82,700	19,300	23%
Per weighted average system	$350	$297	$53	18%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales revenue	$93,523	$62,827	$30,696	49%
Number of cash sales customers	5,000	4,100	900	22%
Per customer	$18,705	$15,324	$3,381	22%

Customer Agreements and Incentives. Customer agreements and incentives, which is core to our business operations, increased by $121.5 million (+43%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the number of solar energy systems in service. The fluctuations in revenue per weighted average system are affected by (a) market factors, (b) weather seasonality, (c) system sizes and (d) whether the systems include storage. PPA and lease revenue are generated from the solar energy systems and energy storage systems we own. The weighted average number of PPA and lease systems increased from 161,000 for the nine months ended September 30, 2023 to 222,300 for the nine months ended September 30, 2024 (+38%). PPA and lease revenue, on a weighted average number of systems basis, increased from $1,259 per system for the nine months ended September 30, 2023 to $1,405 per system for the same period in 2024 (+12%) primarily due to slightly larger average system sizes and higher battery attachment rates, which increased from 27% for the nine months ended September 30, 2023 to 32% for the nine months ended September 30, 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
SREC revenue increased by $3.9 million (+10%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in SREC volume in Massachusetts, resulting in an increase in revenue of $2.3 million, and an increase in SREC volume in Pennsylvania, resulting in an increase in revenue of $2.0 million, partially offset by a decrease in average SREC prices in New Jersey, resulting in a decrease in revenue of $0.9 million. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs.

Loan revenue increased by $11.1 million (+45%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the number of systems with loan agreements. The weighted average number of systems with loan agreements increased from 82,700 for the nine months ended September 30, 2023 to 102,000 for the nine months ended September 30, 2024 (+23%). Loan revenue, on a weighted average number of systems basis, increased from $297 per system for the nine months ended September 30, 2023 to $350 per system for the same period in 2024 (+18%) primarily due to an increase in higher priced products being placed in service. Service revenue decreased by $3.5 million (-28%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in the number of one-time transactions for repair services related to third-party solar energy systems.

Solar Energy System and Product Sales Revenue. Solar energy system and product sales revenue decreased by $32.2 million (-13%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to decreases in inventory sales revenue, which is non-core to our business operations, and direct sales revenue, partially offset by an increase in cash sales revenue that increased due to an increase in customers. Inventory sales revenue decreased by $55.8 million (-41%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Direct sales revenue decreased by $7.0 million (-16%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in the number of direct sales battery loans installed and placed in service in 2024 when compared to the same period in 2023. This decrease is primarily due to a change to our in-service methodology in mid-2024 to require additional procedures; thus, these projects now take longer to be placed in service. Cash sales revenue increased by $30.7 million (+49%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the number of cash sales customers. This increase in customers is primarily due to more cash sales of storage and solar systems in 2024 whereas only solar systems were sold in 2023. The number of cash sales customers increased from 4,100 for the nine months ended September 30, 2023 to 5,000 for the nine months ended September 30, 2024 (+22%). On a per customer basis, cash sales revenue increased from $15,324 per customer for the nine months ended September 30, 2023 to $18,705 per customer for the same period in 2024 (+22%) primarily due to larger system sizes with more storage included and thus, higher revenue (and higher associated costs).

Cost of Revenue—Customer Agreements and Incentives

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Depreciation related to solar energy systems and energy storage systems	$137,642	$92,262	$45,380	49%
Cost of revenue related to service customers, loan agreements and underwriting costs for new customers and solar energy systems	17,422	13,694	3,728	27%
Total	$155,064	$105,956	$49,108	46%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Depreciation related to solar energy systems and energy storage systems	$137,642	$92,262	$45,380	49%
Weighted average number of PPA and lease systems	222,300	161,000	61,300	38%
Per weighted average system	$619	$573	$46	8%

Management's Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue—customer agreements and incentives, which is core to our business operations, increased by $49.1 million (+46%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in depreciation related to solar energy systems and energy storage systems, which increased by $45.4 million (+49%). This increase is aligned with the related revenue discussed above, which increased by 54%, and is primarily due to an increase in the weighted average number of PPA and lease systems from 161,000 for the nine months ended September 30, 2023 to 222,300 for the nine months ended September 30, 2024 (+38%). On a weighted average number of systems basis, depreciation related to solar energy systems and energy storage systems increased from $573 per system for the nine months ended September 30, 2023 to $619 per system for the same period in 2024 (+8%). This overall increase is primarily due to a higher percentage of solar energy systems with storage and slightly larger average system sizes.

Cost of revenue related to service customers, loan agreements and underwriting costs (such as credit checks, title searches and the amortization of UCC filing costs) for new customers and solar energy systems increased by $3.7 million (+27%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in costs related to SRECs and loan agreements combined of $3.0 million.

Cost of Revenue—Solar Energy System and Product Sales

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Inventory sales costs	$79,442	$129,016	$(49,574)	(38)%
Cash sales costs	55,457	34,001	21,456	63%
Direct sales costs	46,978	33,199	13,779	42%
Underwriting and other costs	1,234	705	529	75%
Total	$183,111	$196,921	$(13,810)	(7)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales costs	$55,457	$34,001	$21,456	63%
Number of cash sales customers	5,000	4,100	900	22%
Per customer	$11,091	$8,293	$2,798	34%

Cost of revenue—solar energy system and product sales decreased by $13.8 million (-7%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease in inventory sales costs, which is non-core to our business operations, partially offset by increases in costs related to our core business, which includes cash sales costs that increased due to an increase in customers and direct sales costs. Inventory sales costs decreased by $49.6 million (-38%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Cash sales costs increased by $21.5 million (+63%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the number of cash sales customers. This increase in customers is primarily due to more cash sales of storage and solar systems in 2024 whereas only solar systems were sold in 2023. The number of cash sales customers increased from 4,100 for the nine months ended September 30, 2023 to 5,000 for the nine months ended September 30, 2024 (+22%). On a per customer basis, cash sales costs increased from $8,293 per customer for the nine months ended September 30, 2023 to $11,091 per customer for the same period in 2024 (+34%) primarily due to larger system sizes with more storage included and thus, higher costs. Direct sales costs increased by $13.8 million (+42%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is primarily due to an increase in solar energy systems and energy storage systems installed, which have a higher cost basis than the battery loans we principally sold in 2023.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Operations and Maintenance Expense

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Maintenance and servicing of solar energy system and energy storage systems	$24,031	$22,743	$1,288	6%
Property insurance	10,528	7,861	2,667	34%
Inventory physical count reconciliation adjustments	2,879	8,612	(5,733)	(67)%
Advance of inventory to dealers, not recoverable	8,734	7,421	1,313	18%
Inventory write down to net realizable value	7,389	6,073	1,316	22%
Non-recoverable costs from terminated dealers	23,784	—	23,784	N/A
Prepaid design and engineering costs, not recoverable	4,014	—	4,014	N/A
Other impairments	6,301	2,824	3,477	123%
Warranty and other operations and maintenance expense	2,151	3,772	(1,621)	(43)%
Total	$89,811	$59,306	$30,505	51%

Operations and maintenance expense increased by $30.5 million (+51%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to charges recognized for non-recoverable costs from terminated dealers of $23.8 million. We recognized impairments on costs paid to certain terminated dealers for work-in-progress solar energy systems and energy storage systems that have cancelled or are estimated to cancel and are not expected to be recovered, along with unearned portions of exclusivity and bonus payments tied to such dealers, which we estimate are not recoverable. We may continue to incur charges of this nature. The increase is also due to (a) charges recognized for non-recoverable prepaid design and engineering costs of $4.0 million, (b) an increase in other impairments of $3.5 million and (c) an increase in property insurance costs of $2.7 million (+34%) due to more assets to insure and an increase in overall premium costs. This increase is partially offset by a decrease in inventory-related impairments of $3.1 million. We consider the inventory-related impairments of $19.0 million and $22.1 million in the nine months ended September 30, 2024 and 2023, respectively, to be non-core in nature and do not expect these types of impairments in the future to be as significant due to our shift in strategic focus in the latter half of 2023 to pivot away from buying inventory to resell in order to focus on our core business of providing energy services to our customers. In addition, beginning in September 2024, we expect a majority of our future originations to qualify for the domestic content bonus credits and some of our inventory is not compatible with that directive. While we could use the equipment on loans, we do not expect sufficient loan origination volume to utilize all inventory, which resulted in a $6.9 million write-down in the third quarter of 2024. While we are not abandoning the inventory and will look for ways to realize value, at this juncture, we believe a full impairment is appropriate.

Management's Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expense

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Payroll and employee related expense	$172,461	$137,225	$35,236	26%
Legal, insurance, office and business travel costs	29,909	28,550	1,359	5%
Consultants, contractors and professional fees	34,370	27,393	6,977	25%
Amortization expense	22,726	22,112	614	3%
Software and business technology expense	24,043	18,231	5,812	32%
Depreciation expense not related to solar energy systems and energy storage systems	28,446	15,695	12,751	81%
Marketing expense	8,947	11,523	(2,576)	(22)%
Sales, franchise, other taxes and bank fees	7,365	6,772	593	9%
ARO accretion expense	4,812	3,491	1,321	38%
Other	6,613	8,113	(1,500)	(18)%
Total	$339,692	$279,105	$60,587	22%

General and administrative expense increased by $60.6 million (+22%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which is reflective of our commitment to proactively expand our platform to serve a consistently growing base of customers and other stakeholders. Payroll and employee related expenses increased by $35.2 million (+26%) primarily due to the additional employees we hired to serve our growing customer base and to perform maintenance services in-house rather than by third parties (which increased by $7.2 million, or 20%) related to maintaining and servicing solar energy systems. We believe expanding our team in this area will position us to reduce third-party expense that supports our core business. Total head count increased 46% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 positioning us to scale our costs in future periods when we expect we can reduce the expense on a per-system basis. Payroll and employee-related expenses for employees not related to the operations and maintenance work for our customers increased by $28.0 million (+28%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Consultants, contractors and professional fees increased by $7.0 million (+25%), software and business technology expense increased by $5.8 million (+32%), and legal, insurance, office and business travel costs increased by $1.4 million (+5%) all due to the growth in our customers. Depreciation expense not related to solar energy systems and energy storage systems increased by $12.8 million (+81%) primarily related to our software and business technology projects, for which depreciation on those assets increased by $12.2 million (+88%) primarily due to an additional $52.9 million of capitalized software and business technology projects being placed in service during the prior twelve months.

Provision for Current Expected Credit Losses and Other Bad Debt Expense

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Provision for current expected credit losses and other bad debt expense	$21,738	$35,085	$(13,347)	(38)%

The provision for current expected credit losses decreased by $13.3 million (-38%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a lower volume of loan originations in 2024 compared to 2023 and the sale of certain accessory loans in 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Operating (Income) Expense

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Other operating (income) expense	$22,016	$(3,134)	$25,150	N/M
__________________
N/M → not meaningful

Other operating (income) expense changed by $25.2 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a loss on sales of customer notes receivable of $43.4 million (which did not occur until the second quarter of 2024), partially offset by changes in the fair value of certain financial instruments and contingent consideration of $17.1 million.

Interest Expense, Net

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest expense, net	$388,642	$200,155	$188,487	94%

Interest expense, net increased by $188.5 million (+94%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to increases in (a) interest expense of $111.0 million primarily due to higher levels of average debt outstanding in the nine months ended September 30, 2024 by $1.8 billion (+28%) compared to the same period in 2023 and an increase in the weighted average interest rates by 0.79% (+17%), (b) unrealized loss on derivatives of $72.0 million, (c) amortization of deferred financing costs of $10.8 million and (d) amortization of debt discounts of $8.4 million, partially offset by an increase in realized gains on derivatives of $18.3 million.

Interest Income

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Loan interest income	$94,727	$69,950	$24,777	35%
Weighted average number of systems with loan agreements, including accessory loans	135,200	110,500	24,700	22%
Per weighted average system	$701	$633	$68	11%

Interest income increased by $28.0 million (+34%) in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase in interest income from our loan agreements of $24.8 million (+35%). The weighted average number of systems with loan agreements, including accessory loans, increased from approximately 110,500 for the nine months ended September 30, 2023 to approximately 135,200 for the nine months ended September 30, 2024. On a weighted average number of systems basis, loan interest income increased from $633 per system for the nine months ended September 30, 2023 to $701 per system for the nine months ended September 30, 2024 primarily due to the sale of certain accessory loans during the second and third quarters of 2024, which generate less interest income than non-accessory loans.

Income Tax Benefit

Income tax benefit increased by $157.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to ITC sales that resulted in an income tax benefit and income tax benefit related to estimated future sales of ITCs for the current year.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests increased by $57.2 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2022, 2023 and 2024. In addition to the net loss attributable to redeemable noncontrolling interests and noncontrolling interests, accumulated deficit is decreasing and total stockholders' equity is increasing as a result of the equity in subsidiaries attributable to parent. This is a result of solar energy systems being sold to the tax equity partnerships at fair market value, which exceeds the cost reflected in the solar energy systems on the Unaudited Condensed Consolidated Balance Sheets.

Liquidity and Capital Resources

As of September 30, 2024, we had total cash of $473.9 million, of which $208.9 million was unrestricted, and $1.0 billion of available borrowing capacity under our various debt financing arrangements. As of September 30, 2024, we also had undrawn committed capital of approximately $221.9 million under our tax equity funds, which may only be used to purchase and install solar energy systems. The borrowing capacity under our current financing arrangements can be used to support the origination of certain product types (e.g. loan-focused debt financings or lease-focused tax equity, tax credit sales and related debt financing), but they are not typically available for general corporate purposes. Additionally, cash flows from collateral of our non-recourse financing arrangements are typically only available for general corporate purposes after satisfying the current obligations of, or as service fees we receive from, the applicable special purpose subsidiary.

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

Our business model requires substantial outside financing arrangements to grow the business, facilitate the deployment of additional solar energy systems and fund our operations. However, in order to grow and fund our operations, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we will seek to raise additional required capital, including from new and existing tax equity investors and tax credit purchasers, additional borrowings, securitizations, other potential debt and equity financing sources, forward-flow arrangements and other loan sales. Our ability to obtain additional sources of funding depends on our future financial position, results of operations and credit ratings, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, competitive, legislative, regulatory and other financial and business factors, some of which are beyond our control. We believe our cash and financing arrangements, as further described below (including anticipated extensions or refinancings of certain credit facilities), will be sufficient to meet our anticipated cash needs for at least the next twelve months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, available credit via our credit facilities and various financing arrangements as noted below. As of September 30, 2024, we were in compliance with all debt covenants under our financing arrangements.

Financing Arrangements

The following is an update to the description of our various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 for a full description of our various financing arrangements.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Tax Equity Fund Commitments

In February 2024, we admitted a tax equity investor with a total capital commitment of $195.0 million and a tax equity investor increased its capital commitment from approximately $59.0 million to approximately $61.4 million. In February 2024, a tax equity investor increased its capital commitment from approximately $134.9 million to approximately $190.8 million. In March 2024, a tax equity investor increased its capital commitment from $51.0 million to approximately $51.2 million. In May 2024, we admitted a tax equity investor with a total capital commitment of approximately $250.0 million. In May 2024, a tax equity investor increased its capital commitment from $125.0 million to approximately $132.1 million. In August 2024, four tax equity investors increased their capital commitment from approximately $338.5 million to approximately $362.3 million. In August 2024, we admitted a tax equity investor with a total capital commitment of approximately $152.1 million. In September 2024, a tax equity investor increased its capital commitment from approximately $75.0 million to approximately $79.6 million. In October 2024, we admitted a tax equity investor with a total capital commitment of approximately $95.0 million.

Warehouse and Other Debt Financings

In February 2024, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). In June 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). We currently do not have the resources to repay this facility when it becomes due in November 2025, though we believe we will be able to satisfy this obligation through an amendment and an extension of the maturity date of the facility or through a refinancing of the facility as is customary for these types of revolving credit facilities. Although we believe it is probable we will amend and extend or refinance this facility, there can be no assurance about our ability to do so on terms favorable to us or at all.

In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. In August 2024, we amended the TEPH revolving credit facility to, among other things, modify certain eligibility criteria to allow for energy community, domestic content and low-income community tax credit bonuses. In October 2024,we amended the TEPH revolving credit facility to, among other things, (a) extend the maturity date from November 2025 to August 2026, (b) extend the date upon which lender commitments terminate (and no further advances are permitted under the TEPH revolving credit facility) from May 2024 to May 2025, (c) require us to maintain a specified minimum working capital amount as of quarterly determination dates, (d) add certain events of default and (e) increase the aggregate commitment amount from $1.361 billion to $1.362 billion. See "Item 5. Other Information.—Amendment to TEPH Credit Agreement" below.

In June 2024, we amended the credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), Banco Popular de Puerto Rico, as agent, and the lenders party thereto, to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. We currently do not have the resources to repay this facility when it becomes due in October 2025, though we believe we will be able to satisfy this obligation through a refinancing of the facility by means of a new facility or securitization. Although we believe it is probable we will refinance this facility, there can be no assurance about our ability to do so on terms favorable to us or at all.

In April 2024, we amended the revolving credit facility by and among Sunnova Inventory Supply, LLC, Texas Capital Bank, as agent and lender, and the lenders party thereto, to, among other things, (a) change the date on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans.

Management's Discussion and Analysis of Financial Condition and Results of Operations
In October 2024, we voluntarily terminated the AP9 revolving credit facility. At the time of termination, no loans were outstanding under the AP9 revolving credit facility. Upon termination, all outstanding obligations under the AP9 revolving credit facility were paid in full and all hedging agreements permitted by the AP9 revolving credit facility were settled.

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

In August 2024, one of our subsidiaries issued $308.5 million in aggregate principal amount of Series 2024-2 Class A solar asset-backed notes and $11.7 million in aggregate principal amount of Series 2024-2 Class B solar asset-backed notes with a maturity date of July 2059. The SOLVII Notes bear interest at an annual rate equal to 6.58% and 9.00% for the Class A and Class B notes, respectively.

In October 2024, one of our subsidiaries issued $295.2 million in aggregate principal amount of Series 2024-3 Class A solar asset-backed notes and $12.9 million in aggregate principal amount of Series 2024-3 Class B solar asset-backed notes with a maturity date of July 2059. The SOLVIII Notes bear interest at an annual rate equal to 6.45% and 8.78% for the Class A and Class B notes, respectively.

Historical Cash Flows—Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Net cash used in operating activities	$(239,981)	$(194,791)	$(45,190)	23%
Net cash used in investing activities	(1,352,720)	(1,891,769)	539,049	(28)%
Net cash provided by financing activities	1,572,224	2,266,053	(693,829)	(31)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,477)	$179,493	$(199,970)	(111)%

Operating Activities

Net cash used in operating activities increased by $45.2 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is primarily due to an increase in cash paid for inventory of $101.3

Management's Discussion and Analysis of Financial Condition and Results of Operations
million, partially offset by an increase in net cash received for derivative origination and breakage fees of $62.6 million. This increase is partially offset by net inflows of $46.2 million in 2024 compared to net outflows of $78.3 million in 2023 based on: (a) our net loss of $320.1 million in 2024 excluding non-cash operating items of $366.3 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net losses on derivatives, unrealized net gains on fair value instruments and equity securities, losses on sales of customer notes receivable and equity-based compensation charges, which results in net inflows of $46.2 million and (b) our net loss of $267.6 million in 2023 excluding non-cash operating items of $189.3 million, primarily from depreciation, impairments and losses on disposals, amortization of intangible assets, amortization of deferred financing costs and debt discounts, non-cash direct sales revenue, provision for current expected credit losses and other bad debt expense, unrealized net gains on derivatives, unrealized net losses on fair value instruments and equity securities and equity-based compensation charges, which results in net outflows of $78.3 million. These net differences between the two periods resulted in a net change in operating cash flows of $124.5 million in 2024 compared to 2023.

Investing Activities

Net cash used in investing activities decreased by $539.0 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease is primarily due to a decrease in payments for investments and customer notes receivable of $447.1 million, an increase in proceeds from sales of customer notes receivable of $65.9 million and an increase in proceeds from customer notes receivable of $39.6 million. This decrease is partially offset by an increase in purchases of property and equipment, primarily solar energy systems, of $14.0 million.

Financing Activities

Net cash provided by financing activities decreased by $693.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease is primarily due to a decrease in net borrowings under our debt facilities of $1.1 billion and a decrease in net proceeds from the issuance of common stock of $83.2 million. This decrease is partially offset by increases in proceeds from sales of investment tax credits of $311.4 million and net contributions from our redeemable noncontrolling interests and noncontrolling interests of $119.5 million.

Key Operational Metrics

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

	As of September 30, 2024	As of December 31, 2023	Change
Number of customers	422,700	419,200	3,500

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of systems, excluding loan agreements and cash sales	290,900	225,200	274,400	210,900
Weighted average number of systems with loan agreements plus accessory loans	108,000	133,300	135,200	110,500
Weighted average number of systems with cash sales	16,700	10,000	15,200	8,600
Weighted average number of systems	415,600	368,500	424,800	330,000

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $3.6 million and $11.5 million for the three and nine months ended September 30, 2024, respectively.

Item 4. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of September 30, 2024, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2024, a purported stockholder class action was filed against us and certain of our current and former individual executives in the Southern District of Texas, Houston Division. On June 28, 2024, the court-appointed lead plaintiffs filed their first amended complaint on behalf of a class of persons who purchased our stock between July 25, 2019 and May 1, 2024, alleging certain statements made during the class period about our business, operations and compliance policies were false and misleading and we failed to disclose customer service complaints and alleged improper business practices. The lead plaintiffs seek an unspecified amount of damages. On August 6, 2024, we filed a motion to dismiss and are awaiting a decision from the court. We believe the lawsuit to be without merit.

On June 18, 20 and 21, 2024, three purported stockholders filed largely overlapping derivative complaints against us, certain of our current and former individual executives, our current directors and certain of our former directors in the Southern District of Texas, Houston Division. In August 2024, the lawsuits were consolidated into a single lawsuit and a consolidated complaint was filed on September 3, 2024. The consolidated complaint, in addition to naming additional defendants, generally asserts state-law claims for breach of fiduciary duty, unjust enrichment and other similar claims, as well as claims under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, based on the largely same purported wrongdoing as in the putative securities class action suit. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

Item 1A. Risk Factors.

We are supplementing the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 22, 2024, to add or update the following risk factors. There have been no material changes in the risks facing us as described in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and our Quarterly Reports on Form 10-Q filed with the SEC on May 2, 2024 and August 1, 2024 except as described below.

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

The anti-dumping and countervailing duties discussed above are subject to annual review and may be increased or decreased. Furthermore, under Section 301 of the Trade Act of 1974, the Office of the United States Trade Representative ("USTR") imposed tariffs on $200 billion worth of imports from China, including inverters and certain AC modules and non-lithium-ion batteries, effective September 2018. In May 2019, the tariffs were increased from 10% to 25%. In September 2024, the USTR announced tariffs would increase 50% for solar cells modules. These Section 301 tariffs may be raised by the USTR in the future. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar cells not subject to these tariffs.

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

Risks Related to Our Financing Activities

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations, grow our business and satisfy our obligations would be materially adversely impacted.

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

Since April 2017 through September 30, 2024, we have pooled and transferred eligible solar energy systems, energy storage systems and the related asset receivables into 24 special purpose entities for securitizations, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. As of September 30, 2024, we currently have outstanding 33 tax equity funds and 6 warehouse credit facilities at special purpose entities. We intend to monetize additional solar energy systems, energy storage systems and other sustainable home products in the future through contributions to new special purposes entities for cash. Our securitizations, warehouses and tax equity financings typically require the cash flows from related customer contracts be paid into a secured collection account and only be available for general use after amounts on deposit in such accounts are first applied to satisfy the current obligations of the applicable special purpose entity.

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

As of September 30, 2024, our total indebtedness was approximately $8.2 billion and the available borrowing capacity under our credit facilities was $1.0 billion. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures to operate our business. For example, we currently do not have the resources to repay the EZOP revolving credit facility or the AP8 credit facility when they become due in the third quarter of 2025. Although we believe we will be able to satisfy these obligations through either a refinancing of the facility or an amendment and extension, there can be no assurance about our ability to do so. Absent a refinancing or extension, a failure to pay the principal and interest on the credit facilities when due or prior to the delivery deadline for our audited financial statements for the year ended December 31,

2024, would result in an event of default under our credit facilities that enables the requisite lenders to demand immediate payment, terminate any commitment to make further loans under the facility or exercise other remedies, such as imposing a cash trap, draw stop or early amortization or charging default interest, any of which may have a materially adverse effect on us. If the lenders were to demand immediate repayment, the non-recourse borrower would not have sufficient liquidity to meet its obligations when they come due and the lenders would be able to seek foreclosure of the collateral.

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

In Puerto Rico, legislation enacted in January 2024 known as Act 10 extended net metering policies through 2031, absent further regulatory action. In July 2024, the Puerto Rico Financial Oversight and Management Board ("FOMB") filed a lawsuit to invalidate Act 10, advocating the Act was a legislative overreach on the political independence of the Puerto Rico Energy Bureau ("PREB"), as well as highlighting the need for the study of proper policy decisions. Subsequently, the PREB completed a study on net metering it may use in future cost-shifting arguments and regulatory action in favor of devaluing Puerto Rico net metering. Based on the historical record, we believe the FOMB will likely prevail in invalidating Act 10. Nevertheless, without the completion of the PREPA bankruptcy (as defined below) and without further action by PREB, the landscape remains uncertain with respect to any immediate changes to net metering in Puerto Rico.

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between the Puerto Rico Electric Power Authority ("PREPA") and its creditors, currently pending before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Nevertheless, that matter has not been finally adjudicated by the Title III Court and creditors could appeal any final judgement. In recent court filings, the Title III Court has extended mediation efforts until November 13th and rescheduled a hearing on a motion from certain creditors to name a Trustee over PREPA to December 11th. However, the PREPA bankruptcy is ongoing and its ultimate effects on net metering in Puerto Rico are currently unknown.

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

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed solar. Revenues from SRECs constituted approximately 7% of our revenues for the nine months ended September 30, 2024 and 2023. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. In July 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. The value of SRECs in a market tends to decrease over time as the supply of SREC‑producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results.

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

The economics of purchasing a solar energy system and energy storage system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, which allows for the depreciation of equipment according to an accelerated schedule set forth by the IRS. This accelerated schedule allows a taxpayer, such as us and investors in tax equity financing arrangements, to recognize the depreciation of tangible solar property on a five-year basis even though the useful life of such property is generally greater than five years. We benefit from accelerated depreciation on the solar energy systems and energy storage systems we own. To the extent these policies are changed in a manner that reduces the incentives that benefit our business, we may experience reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

10b-5 Trading Plan

During the three months ended September 30, 2024, Paul Matthews, Chief Operating Officer, adopted a trading plan (the "10b5-1 Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Plan, which commences on February 3, 2025, and ends on February 28, 2025, authorizes an agent to sell such securities as are necessary to satisfy tax withholding obligations, commissions and any fees, arising exclusively from the vesting of up to 1,711 restricted stock units.

Amendment to TEPH Credit Agreement

On October 28, 2024, TEPH entered into that certain Third Amendment to Second Amended and Restated Credit Agreement (the "TEPH Amendment"), which, among other things, amends that certain Second Amended and Restated Credit Agreement, dated as of November 3, 2023 (as previously amended, the "TEPH Credit Agreement"), by and among TEPH, as borrower, Sunnova TE Management, LLC, as facility administrator (the "Facility Administrator"), Atlas Securitized Products Administration, L.P., as administrative agent (the "Administrative Agent"), and the lenders, funding agents and other financial institutions party thereto.

The TEPH Amendment amended the TEPH Credit Agreement to, among other things, (a) extend the facility maturity date from November 2025 to August 2026 (subject to possible further extension and/or earlier maturation in accordance with the terms of the TEPH Amendment), (b) extend the date upon which the lender commitments terminate (and upon which no further advances are permitted to be drawn under the TEPH Credit Agreement) from May 2024 to May 2025, (c) add a contingent cash reserve requirement that is triggered by the failure of Sunnova Energy Corporation (for purposes of this section, the "Parent") to maintain a specified minimum working capital requirement amount as of quarterly determination dates and that requires funds otherwise distributable by TEPH to be reserved in a WIP reserve account and applied to cause photovoltaic systems and energy storage systems used in connection with photovoltaic systems to achieve placement in service, (d) add a contingent stepdown in advance rates that is triggered by the failure of the Parent to satisfy on a quarterly basis certain working capital requirements beginning with the quarter ending March 31, 2025 through the quarter ending September 30, 2026, with such stepdown in advance rates having the effect of limiting the availability of advances and triggering a potential prepayment under the TEPH Credit Agreement based on the reduced availability caused by the stepdown, (e) add an event of default for the incurrence, restructuring, or refinancing of any indebtedness of the Company or the Parent to the extent such incurrence, restructuring, or refinancing has reduced, or will reduce, TEPH's ability to make principal payments under the TEPH Credit Agreement by reducing cash flows to TEPH, (f) add an event of default triggered by the failure of TEPH to implement, by March 31, 2025 (or a later date with the Administrative Agent's consent), a transition of its management and billing and collection services to an acceptable back-up third-party vendor or to a newly-established Sunnova entity or a restructured Facility Administrator (in either case, with such new entity of the Facility Administrator structured in a way to mitigate its inclusion in a bankruptcy of the Company or the Parent), (g) add the Company to the scope of the definition of "material adverse effect", which, among other things, results in a drawstop under the TEPH Credit Agreement if the Company experiences a "material adverse effect", (h) add certain provisions giving the Administrative Agent the right to enforce certain rights of TEPH and its subsidiaries to cause systems in Financing Funds (as defined in the TEPH Credit Agreement) to be placed into service or to be transferred from such Financing Funds to Sunnova SAP IV, LLC, a wholly owned subsidiary of TEPH, (i) add certain requirements to use commercially reasonable efforts to complete certain amendments to tax equity finance documents by a specific date, (j) reflect Atlas Securitized Products Administration, L.P. as successor Administrative Agent to Atlas Securitized Products Holdings, L.P., (k) increase the aggregate commitment amount from $1.361 billion to $1.362 billion and (l) make certain other amendments as set forth therein.

The foregoing description of the TEPH Amendment is qualified in its entirety by reference to the full text of the TEPH Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated into this Item 5 by reference.

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
4.1∞
Indenture, by and between Sunnova SOL VII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of August 7, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 9, 2024).

4.2	Form of 6.58% Solar Asset-Backed Note, Series 2024-2 Class A, due 2059 (included in Exhibit 4.1).
4.3	Form of 9.00% Solar Asset-Backed Note, Series 2024-2 Class B, due 2059 (included in Exhibit 4.1).
4.4∞	Indenture, by and between Sunnova SOL VIII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of October 18, 2024.
4.5	Form of 6.45% Solar Asset-Backed Note, Series 2024-3 Class A, due 2059 (included in Exhibit 4.4).
4.6	Form of 8.78% Solar Asset-Backed Note, Series 2024-3 Class B, due 2059 (included in Exhibit 4.4).
10.1∞
Amendment No. 6 to Credit Agreement, by and among Sunnova Asset Portfolio 8, LLC, as Borrower, Sunnova SLA Management, LLC, as Manager and Servicer, Sunnova Asset Portfolio 8 Holdings, LLC, as Seller (Solar Loans) and Seller (Solar Assets), Banco Popular de Puerto Rico, as Agent, the lenders party thereto, the funding agents party thereto, and U.S. Bank National Association, as Custodian, dated as of June 28, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 2, 2024).

10.2∞
Second Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, the lenders and funding agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of August 20, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 22, 2024).

10.3∞
Third Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, the lenders and funding agents party thereto and Atlas Securitized Products Administration, L.P., as administrative agent, dated as of October 28, 2024.

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: October 31, 2024	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Eric M. Williams
Eric M. Williams
Chief Financial Officer
(Principal Financial Officer)