Form 10-K
period 2024-12-31
Sunnova Energy International Inc.
filed 2025-03-03
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________

FORM 10-K
______________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of such shares of common stock of $5.58 as reported on the New York Stock Exchange on June 30, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $681.1 million.

The registrant had 125,081,959 shares of common stock outstanding as of February 26, 2025.

Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from either the definitive Proxy Statement for our annual meeting of stockholders or an amendment to this Form 10-K, either of which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless the context otherwise requires, the terms "Sunnova", "the Company", "we", "us" and "our" refer to Sunnova Energy International Inc. ("SEI") and its consolidated subsidiaries. Forward-looking statements generally relate to future events or Sunnova's future financial or operating performance. Actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. In some cases, you can identify these statements because they contain words such as "anticipate", "believe", "contemplate", "continue", "could", "estimate", "expect", "future", "goal", "intend", "likely", "may", "plan", "potential", "predict", "project", "seek", "should", "target", "will" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•our ability to continue as a going concern, our need and ability to obtain financing, access our existing financing availability, execute liability management transactions or otherwise meet our liquidity needs, our ability to obtain waivers or amendments under our financing agreements if needed, comply with covenants or cure any defaults and our ability to repay our obligations as they come due;
•the availability of tax rebates, credits, incentives and tax-related insurance, including changes to the rates of, or expiration of, federal tax credits and the availability of related safe harbors;
•federal, state and local statutes, regulations and policies, including the impact of changes in government incentives;
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
•our expectations regarding warranties and insurance, and the willingness of and ability of our dealers and suppliers to fulfill their respective warranty and other contractual obligations;
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

Risks Related to Our Financing Activities

•We need to raise substantial capital in the future. If sufficient capital is not available to us on acceptable terms when needed, our ability to continue to fund our operations, grow our business and satisfy our obligations would be materially adversely impacted.
•We have a significant amount of debt outstanding and debt service requirements. We may not have sufficient cash flow from our business or obtain access to external financing to timely pay our interest and principal payments or other obligations and may be forced to take other actions to satisfy our obligations.
•We currently do not have the resources to settle conversions of the .025% senior convertible notes and 2.625% SEI senior convertible notes (the "Convertible Notes") in cash when they become due in December 2026 and February 2028, respectively, or to repurchase the Convertible Notes upon a fundamental change or repay the 5.875% senior notes and 11.75% senior notes (the "Senior Notes") when they become due in September 2026 and October 2028, respectively, and we may not have the ability to raise the funds necessary to do so.
•Volatility and continued increases in interest rates would raise our cost of capital and may adversely impact our business.

Risks Related to Our Business

•Historically, we have incurred operating and net losses and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern.
•Our growth and operations strategy depends on the continued origination of customer agreements by us and our dealers.
•Our growth and operations are dependent on our dealer network and our failure to retain or replace existing dealers or to grow our dealer network could adversely impact our business.
•We do not directly control certain costs related to our business, which could put us at a disadvantage relative to companies who have a vertically-integrated business model.
•We may be unsuccessful in introducing new service and product offerings, including our distributed energy storage services and energy storage management systems.
•Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
•Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. The ongoing Puerto Rico Electric Power Authority ("PREPA") bankruptcy, the damage caused by hurricanes and a series of earthquakes that affected the island in December 2019 and early 2020 create periods of uncertainty that may adversely impact our operations.
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
•A termination of our subsidiaries as manager or servicer under our financing arrangements could have an adverse effect on our business and liquidity.
•Pandemics and other health crises could affect our business, financial condition and results of operations in many respects.

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

Risks Related to Regulations

•Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. Changes in these rebates, credits or incentives or our ability to monetize them could adversely impact our business.
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
•Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade policy could have a material adverse effect on our business operations, financial position and results of operations, and we cannot predict the impact to our business or the future development of such laws and regulations.
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

PART I

Item 1. Business.

Mission

To power energy independence.

Overview

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 441,000 customers in more than 50 United States ("U.S.") states and territories. Through our adaptive energy platform, we provide a better energy service, and generally at a better price, to deliver our mission of powering energy independence. Through our energy service offerings, we are disrupting the traditional energy landscape and the way the 21st century customer generates and consumes electricity. Additionally, we believe the renewable energy market in which we operate, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. While our core business model seeks to help accelerate a global transition to renewable energy, there are inherent climate-related risks to our business operations including, but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions that we provide to further enhance the efficiency of our customers' investment and contribute towards their adaptive home, such as smart home devices, modern heating, ventilation and air conditioning ("HVAC"), generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to more vertically-integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We can offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products that also provide energy resiliency. Our customer agreements typically take the form of a legal-form lease (a lease) of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the customer's purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a loan) or paid in full by the customer (a sale).

We also offer service plans and repair services for systems we did not originate or outside of our standard warranty coverage. Complementary to our business, in some states we make it possible for a customer to obtain a new roof and/or other sustainable home products as part of their solar loan agreement or as an accessory loan to their lease or PPA. Customers who are not interested in a new solar energy system or energy storage system may also finance a new roof and/or other sustainable home products via a stand-alone loan from us. We also allow customers originated through our homebuilder channel the option of purchasing the products when the customer closes on the purchase of a new home.

Service is an integral part of our agreements and includes monitoring, repairs and replacements, equipment upgrades (as necessary and at our discretion), on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system and the grid, as appropriate, and diagnostics for the solar energy system and energy storage system. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy expense.

In the case of leases and PPAs, we receive tax benefits and other incentives from federal, state and local governments. We utilize tax equity, tax credit sales, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

In addition to providing ongoing warranty service as a standard component of our customer agreements, we also offer ongoing service contracts to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and/or repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems or sustainable home products through third parties or services that are not otherwise covered by warranty. We believe the quality and scope of our comprehensive service offerings, whether to customers who obtained their solar energy system through us or through another party, is a key differentiator between us and our competitors.

Our offerings include non-solar financing for other sustainable home products. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system (such as electric vehicle chargers or generators). We believe the quality and scope of our sustainable product offerings, whether to customers that obtained their solar energy system or energy storage system through us or through a third party, is another key differentiator between us and our competitors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,892 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 441,000 customers as of December 31, 2024. For a discussion of how we define number of customers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operational Metrics". The following chart illustrates the growth in our number of customers from December 31, 2020 through December 31, 2024.

Our Network Model

Our go-to-market sales approach limits our acquisition and installation costs by using a structure that primarily deals with a network of local, independent dealers and contractors to market, sell and install solar energy systems, energy storage systems, home generators and certain other products and services on our behalf. Our dealers and contractors typically reside and work within the markets they serve and provide a localized, customer-focused marketing, installation and servicing process. These dealers and contractors are often leading local solar installation companies, electrical services companies, roofing companies or companies that serve customers who are actively searching for solar power, backup power or complementary home services.

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
◦Lease agreements will begin billing on the first cycle date after the solar energy system or applicable sustainable home product system has been placed in service, generally within 30 days.
◦PPAs will begin billing on the first cycle date in the next calendar month after the solar energy system has been placed in service, generally between 15 and 60 days after the solar energy system has been placed in service.
◦Loan agreements require the solar energy system or applicable sustainable home product system must be in service at least 30 days or, where permitted by law, installed for 60 days prior to the date when billing can begin. As a result, billing on loan agreements generally begins with the aligned cycle date in the next calendar month after the solar energy system or applicable sustainable home product system has been installed or placed in service.

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

Our Relationships With Our Dealers and Contractors

We carefully recruit our dealers and contractors, who must meet and maintain our standards to be approved. Qualifications to be a dealer/contractor include: experience in the solar industry or success in an applicable sustainable home product industry such as roofing, gas generators, heating, ventilation and air-conditioning, electrical services or water systems, experienced and appropriately certified employees (including multiple installation teams) and possession of applicable licenses. We also perform a review of the prospects' financial condition as part of our recruitment process, a background check on the principal owners of the organization and a careful review of the businesses' online and local reputation. Upon engagement, the dealer/contractor enters into an agreement with us that sets ongoing standards for operations and payment obligations based on different milestones for each project. We provide training, field support and continuing education to help our dealers/contractors operate efficiently. This includes training related to our processes, standards and services platform, sales training and compliance education regarding applicable rules and regulations. We actively review our dealers'/contractors' performance and compliance with our requirements to determine whether to terminate our relationship with any dealer/contractor that is unable to meet our performance standards.

For the years ended December 31, 2024 and 2023, Trinity Solar, Inc. ("Trinity") accounted for approximately 22% and 10% of our net originations, respectively. In October 2022, we amended our agreement with Trinity pursuant to which Trinity has agreed to perform services or work exclusively for us for sixty-six months to March 31, 2028 (the "Exclusivity Period"), with certain exceptions, including:

(a)the sale of solar energy systems, energy storage systems, generators or electric vehicle chargers ("Agreed Products") to individuals on a cash basis that do not involve private financing marketed by Trinity,
(b)the sale of Agreed Products to individuals who, based on their credit score(s) and other relevant attributes, Trinity reasonably determines do not qualify under our credit and underwriting standards then in effect and
(c)the sale of Agreed Products pursuant to customer agreements executed prior to the date of the amendment to the dealer agreement.

The October 2022 amendment permits immaterial failures to comply with the foregoing exclusivity obligations provided that such failures are inadvertent, made without knowledge and/or intent of Trinity's management, and provided that such failures do not account for more than 2% of Trinity's installations in any single year during the Exclusivity Period. In addition, Trinity may install Agreed Products for our competitors in instances in which Trinity has available installation capacity, and, following notice to us that such capacity is available, we can either indicate that we do not intend to use such installation capacity or fail to timely respond to the notice. Trinity's exclusivity obligations do not apply to new roofs or roof replacements, or to Agreed Products sold for commercial applications. Under this arrangement, we have agreed to provide bonuses to Trinity in the amount of $12.9 million during the six month period ended March 31, 2023 and $30.0 million for each of the five subsequent year-long periods. The bonus payments are subject to a true-up payable by:

(a)us if Trinity exceeds 120% of its annual target or
(b)Trinity if it does not meet at least 80% of its annual target, though we will not owe Trinity a true-up for its first year performance under any circumstances.

The annual installation targets increase by approximately 2.3% to 7.1% each year. Unlike most of our dealer agreements, the arrangement with Trinity does not permit the parties to terminate for convenience and only permits termination in specified circumstances including material breach (subject to applicable cure periods), prolonged force majeure events, a change of control, certain insolvency events or mutual agreement. Additionally, the arrangement provides for a liquidated damages payment of the greater of $50.0 million or the sum of all remaining annual bonus payments at the time of the termination by the applicable party in the event of termination for material breach, certain insolvency events of or wrongful termination by the other party. In January 2025, we amended our agreement with Trinity to, among other things:

(a)maintain the volume commitment with Trinity for 3 years, however, that commitment will no longer restrict Trinity in their ability to work with our competitors,
(b)change the timing and method of the annual bonus payment to be split into four equal payments of $7.5 million to be paid 10 days after the first day of each quarter and
(c)change the terms so if Trinity fails to meet three consecutive quarterly targets during the remainder of the commitment period, then all subsequent quarterly payments will be paid 10 days following the last day of each quarter.

We have similar contractual arrangements with several other key dealers and third parties. For certain other dealers and third parties, substantially all of the customer agreements originated by such dealers and third parties are Sunnova agreements, although they are under no exclusivity arrangement. During the year ended December 31, 2024, Lennar Corporation ("Lennar") accounted for 22% of our net originations. During the year ended December 31, 2023, Monitronics International Inc. dba Brinks Home ("Brinks Home") and Lennar accounted for 30% and 10%, respectively, of our net originations. During the years ended December 31, 2024 and 2023, no dealer or third party other than Trinity, Lennar and Brinks Home accounted for more than 10% of our net originations.

Sales of Customer Notes Receivable

In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. During the year ended December 31, 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold during the year ended December 31, 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the year ended December 31, 2024, we sold approximately 65,000 accessory loans with a net customer notes receivable balance of $142.6 million for $84.9 million and recognized a loss of $43.4 million. As previously disclosed, during the year ended December 31, 2023, Brinks Home accounted for 30% of our net originations on a count basis.

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

Business Markets

We have established a division to serve commercial, industrial, agricultural, not-for-profit and public sector customers. This division is primarily focused on offering solutions, such as solar energy systems, energy storage systems and electric vehicle chargers as requested by customers, through a lease agreement, loan agreement or cash purchase.

Grid Services

We have developed relationships with various independent system operators, utilities, transmission and distribution companies, community choice aggregators and other providers, seeking to coordinate with them to provide specialized grid services. Examples of these services include aggregation capability for demand response programs and participation in capacity auctions. These grid programs can make use of the solar energy systems, energy storage systems and other technologies installed in customer homes and businesses and managed by us via a centralized platform and internally developed software. By providing grid services, we seek to earn additional revenue, improve grid resiliency, promote efficient grid operations where our customers are located and lower the cost of power to our customers.

Software Platforms

We have created sophisticated cloud-based technology platforms, streamlining the origination, installation, administration, orchestration and servicing of our energy solutions. Our proprietary dealer, customer and energy management software supports customers, dealers and internal users in the sale, installation and management of our products and services. The platforms leverage cloud-based infrastructure and software capabilities using multiple third-party providers, including Salesforce, Amazon Web Services, Heroku, FinancialForce and Infor. The platforms are compatible with multiple end-user device types, including smartphone, tablet and desktop/laptop interfaces.

Our key software platforms include:

•Sunnova CatalystTM Dealer Platform: Sunnova Catalyst enables dealers to manage leads, design systems, generate quotes and contracts, and create plan sets and commissioning packages through a combination of web, tablet and mobile device interfaces. As part of the quoting feature set, customer pricing is delivered by a combination of cloud-based technologies including Arcadia/Genability, PV Watts (a service of the National Renewable Energy Laboratory) and proprietary applications running on Amazon Web Services and Heroku. We enable dealers to generate customer agreements and proposal documents on demand for presentation to prospective customers. Each completed quote is transferred into Salesforce for agreement generation, customer access and reporting. Sunnova Catalyst also includes features to streamline the approval process for the design and installation of solar energy systems, track install progress and establish a standard process for ongoing service and warranty management.

•Sunnova App and Portal: Sunnova App and Portal are our mobile and web experiences for customers. The mobile and web apps enable customers to interact with the Sunnova Adaptive Home. Customers can view their energy systems' production history, manage devices, pay bills, manage account, view energy recommendations and contact information, generate referrals and contact our customer service team. Sunnova App is available for both Android and iOS.

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

•FinancialForce and Infor: FinancialForce is a cloud-based accounting system built on the Salesforce platform. We are in the process of implementing Infor, a new accounting and financial system that will replace FinancialForce in January 2026.

Customer Agreements

Sunnova Service	Agreement Type(s)	Sunnova Plan(s)	Description	Initial Term
Sunnova Home Solar Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system	25 years
		LeasePlusTM New Home Solar Plan		20 or 25 years
Prepaid LeasePlusTM New Home Solar Plan
		Solar Benefits Agreement		20 years
	PPA	Easy PlanTM PPA	Sale of solar energy production	25 years
Easy PlanTM PPA with RateGuard
		Solar 20/20 PlanTM Agreement & Covenants		20 years
Fixed Rate Power Purchase Agreement
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system	10, 15 or 25 years
Sunnova SunSafe® Solar + Battery Storage Service	Lease	Easy PlanTM equipment lease	Lease of solar energy system and energy storage system	25 years
	Loan	Easy Own PlanTM equipment purchase	Sale of solar energy system and energy storage system	10, 15 or 25 years
Sunnova +SunSafe® Add-on Battery Service	Loan	Easy Own PlanTM equipment purchase	Sale of energy storage system	10, 15 or 25 years
Standalone Lease	Lease	Easy PlanTM equipment lease	Lease of energy storage system	10 years
Sunnova Loan	Loan	Easy Own PlanTM equipment and services	Financing of home improvement products and services (including partial or full roof replacement) independent of a solar energy system	1 to 11 or 20 years
Sunnova Protect Service	Service Plan	Sunnova Protect Service	Monitoring and service agreements for non-Sunnova solar energy systems	1, 5, 10 or 20 years
Sunnova Repair Service	Repair Service	Sunnova Repair Service	Repair service agreements for Sunnova and non-Sunnova solar energy systems	1 year workmanship warranty
Accessory Purchase and/or Roof Replacement	Loan	Easy Own PlanTM equipment purchase	Home improvement products and services (including partial or full roof replacement) when combined with either an Easy Own Plan or Sunnova SunSafe® Solar + Battery offering	10, 15 or 25 years

We focus on growing a geographically diverse customer base with a strong credit profile. We perceive our recurring customer payments as high-quality assets given the broad and relatively inelastic demand for electricity and because our customers typically have high credit scores. As of December 31, 2024, our customers had, at the time of signing the customer agreement, an average FICO® score of 742. The purpose of our stringent credit approval policy is to ensure reliability of collecting payment over the duration of the customer agreements. As of December 31, 2024, approximately 0.6% (or $4.0 million) of our customer receivables were in default (over 120 days past due) under their agreements.

Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years via two five-year or one 10-year renewal options. The customer is obligated to make monthly payments to us, and we operate and maintain the solar energy system and energy storage system, if applicable, in good condition throughout the duration of the agreement. Under our lease agreements and PPAs, the customer's monthly payment or price per kilowatt hour ("kWh") is set based on a calculation that takes into account the life of the equipment and/or expected solar energy generation. The customer has an option of choosing a flat rate without an escalator or a lower initial rate with an escalator. As of December 31, 2024, approximately 41% of our lease agreements and PPAs contained a price escalator, ranging from 0.9% to 3.9% annually.

Our customer agreements are designed to offer the customer energy cost savings and bill stability relative to centralized utility prices, often resulting in an immediate reduction in the customer's overall utility bill, with little or no upfront costs. We provide our services related to solar energy systems and energy storage systems through long-term agreements in the following formats:

•Lease Agreements. Under the Easy Plan equipment lease, the customer leases a solar energy system and/or energy storage system from us for an existing home at a fixed monthly rate that is typically subject to annual escalation. Under the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. Under the Prepaid LeasePlus New Home Solar Plan, the lease is prepaid upfront for the term of the lease. In 2024, we introduced a government-subsidized lease for a solar energy system with an energy storage system in Puerto Rico for customers that participate in the PR Energy Resiliency Fund (ERF). The Solar Benefits Agreement is offered to new home customers in certain states and like the LeasePlus New Home Solar Plan, the customer leases a solar energy system from us at a fixed monthly rate that is not subject to escalation throughout the term of the lease. We own, operate and maintain the solar energy system under our lease agreements. In most cases, lease agreements include a performance guarantee under which we will refund payments or credit the customer if the solar energy system fails to meet a guaranteed minimum level of power production for specified time periods.

•PPAs. We offer PPAs with variable monthly payments or balanced monthly payments. We own, operate and maintain the solar energy system under our PPAs.

•Easy Plan PPA with variable billing. The customer agrees to pay for all power generated by a solar energy system at a price per kWh that is generally lower than the local utility rate. The monthly payment will vary month to month based on the system's actual production. The monthly rate is generally subject to annual escalation. In the first quarter of 2024, we launched the RateGuard option in select states under which a customer can bundle a non-backup battery with their solar system.

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

•Solar 20/20 Plan Agreement & Covenants. This is offered to new home customers who agree to pay for all power generated by a solar energy system at a price per kWh that is indexed to the local utility rate but is guaranteed to be at least 20% lower than the applicable utility's weighted-average rate that takes into account the customer's estimated production. The monthly payment will vary month to month based on the system's actual production and that month's indexed rate.

•Fixed Rate Power Purchase Agreement. This is offered to new home customers and is similar to the variable billing option except the monthly rate is fixed throughout the term of the agreement and not subject to annual escalation.

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

•Sunnova Loan. We finance energy-related products and services and other sustainable home products sold by our dealers/contractors independent of a solar energy system. We offer customer financing for products including home automation, energy management and other smart home devices, upgraded roofing, modern HVAC, generators, water systems, water heaters, main panel upgrades and electric vehicle charging. We have established a niche amongst pure financing competitors by providing energy-related products and services and other sustainable home products with competitive rates and tenors. Where applicable, the financed products come with a standard manufacturer's warranty on equipment. Our Sunnova Loan offering gives our dealers and contractors the flexibility to offer additional products and services to customers outside of a traditional solar loan. Customers may select a pre-defined term ranging from 1 to 20 years.

•Sunnova Protect Services. For solar energy systems not owned or sold by us, our Sunnova Protect Services agreements provide customers system monitoring, diagnostics and repairs. We provide two levels of service: (a) Basic, which is monitoring only and (b) Premium, which is monitoring plus repair and/or replacement of all equipment under a manufacturer's warranty. The customer may select the level of service and a term of 1, 5, 10 or 20 years. Prior to commencing premium coverage, we will run a diagnostic evaluation on the customer's solar energy system and will identify any underperforming equipment and estimate production. The customer may elect to repair underperforming equipment, on a time and materials basis, so that it may be included in the coverage going forward. Should the customer decline to repair the underperforming equipment, it will not be covered under the Sunnova Protect Services agreement.

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

As of December 31, 2024, approximately 31% of our customers had lease agreements, approximately 28% had PPAs, approximately 24% had loan agreements and approximately 12% had service plan agreements.

We have developed protocols and policies to qualify potential customers for different product and service arrangements. For customer agreements, we review the customer's credit application for compliance with our credit standards early in the origination process. Customer agreements that are accepted must comply with our underwriting standards, which emphasize the prospective customer's ability to pay, the suitability of the home or site and the value of the customer's estimated savings under the solar service agreement compared to traditional utility rates. Exceptions to these policies exist for prospective purchasers of homes subject to the Easy Plan equipment lease, LeasePlus New Home Solar Plan, the Prepaid LeasePlus New Home Solar Plan, the Solar 20/20 Plan Agreement & Covenants and the Fixed Rate Power Purchase Agreement. These customers are not subject to credit checks and these agreements are freely transferable.

We maintain reporting and controls in place to monitor the timeliness of customer payments. As of December 31, 2024, approximately 85% of all payments received pursuant to our customer agreements are collected via Automated Clearing House payments (i.e., the funds are deducted automatically on a monthly basis from the customer's bank account), approximately 9% are collected via automatic recurring credit card payments and approximately 6% are collected through non-recurring means. If a customer becomes delinquent on one or more monthly installment payments, we typically begin a collection process with respect to the customer.

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

Monitoring and Maintenance Service and Warranties

Our customer agreements typically are accompanied by a warranty including a monitoring and service agreement. The warranty and monitoring services provided with each type of customer agreement vary but can include operations and maintenance, equipment repairs, monitoring or site power controls and energy management of both supply and demand. Additionally, our Sunnova Protect Services program offers monitoring, service and facilitation of repairs across two tiers of service for solar energy systems owned by the home or business owner and installed by a third party.

For our customer agreements, we provide ongoing service during the entire term of the customer relationship, including monitoring, maintenance and warranty services of the solar energy system and energy storage system, if applicable. We have administrative staff dedicated to monitoring and a production team that evaluates the solar energy systems' and energy storage systems' performance daily. When a performance or operation issue is detected via our monitoring system, we provide or arrange for troubleshooting or field services as necessary. We rely on our own personnel and our dealer network to complete the field services required to maintain the solar energy systems. After completion of the resolution steps, we verify remotely the issue has been resolved and the system or energy service is performing as expected. For accessory loan agreements, we do not provide ongoing monitoring, warranties or similar services.

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

Intellectual Property

We rely on intellectual property laws, primarily a combination of copyright, patent and trade secret laws in the U.S., as well as license agreements and other contractual provisions, to protect our proprietary technology. We also rely on several registered and unregistered domestic and international trademarks to protect our brand. In addition, we generally require our employees and independent contractors involved in the development of intellectual property on our behalf to enter into non-disclosure agreements to limit access to, and disclosure and use of, our confidential information and proprietary technology. We also continue to expand our technological capabilities through licensing technology and intellectual property from third parties.

Government Regulations

While we are not regulated as extensively as a public utility where our business is conducted in the U.S., we are subject to various national, state, territorial and other local regulatory regimes. For example, in California and New York, we are subject to regulations concerning marketing and contracting promulgated by state public utility commissions. In some states, such as Arizona and Florida, we are limited to offering only a lease agreement or a loan agreement to homeowners and are prohibited from offering a PPA, which is deemed a retail sale of electricity in such states and can only be made by a regulated utility. In Puerto Rico, we are subject to regulation as an electric service company by the Puerto Rico Energy Bureau ("PREB") and are required to comply with certain filing, certification, reporting and annual fee requirements. Regulation by the PREB as an electric service company does not currently subject us to centralized utility-like regulation or require the PREB's approval of charges to customers.

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

Government Incentives

In September 2023, we entered into a loan guarantee arrangement with the U.S. Department of Energy (the "DOE") under Title XVII of the Energy Policy Act of 2005 ("Title XVII") pursuant to which the DOE agreed, subject to certain conditions, to guarantee up to $3.0 billion of aggregate obligations in a series of intercompany loans between our affiliates made in connection with limited recourse financings, such as the Sunnova Hestia Loan Program. Recipients of Title XVII loan guarantees may be subject to compliance with various additional federal law and contractual requirements, such as the Davis-Bacon Act and the False Claims Act, as well as the statutory and regulatory requirements of Title XVII. While this guarantee remains in place for our Series 2023-GRID1 and Series 2024-GRID1 notes, we do not expect to use the Hestia facility for future securitizations in the foreseeable future. In November 2023, we were conditionally selected by the DOE Grid Deployment Office as part of a $440 million investment from the Puerto Rico Energy Resilience Fund to install rooftop solar energy systems and energy storage systems in vulnerable single-family households across Puerto Rico. Under this program, we have been awarded $281.1 million.

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

In December 2022, the California Public Utility Commission (the "CPUC") approved a successor program (Net Energy Metering 3.0 or "NEM 3.0") to its legacy net metering program that reduces the value of net metering credits from the retail rate to an avoided cost rate for customers that will have solar energy systems installed on their homes and businesses over the next five years. Customers will also be placed on an electrification rate. Residential customers located in the territories of two of the investor-owned utilities will also receive small adders to the avoided cost rate, while the residential customers in the territory of the third investor-owned utility, as well as new homes and commercial customers in all three of the service territories, do not receive any adders. In addition, it may only be possible for customers to realize savings from installing solar energy systems compared to the utility retail rate by adding storage to their solar energy systems or undersizing them so exports are limited. The decision went into effect in April 2023 and is currently effective, although judicial review of the decision is pending before the California Supreme Court.

In New Jersey, the Staff of the New Jersey Board of Public Utilities has initiated stakeholder proceedings concerning potential future changes to net metering policies. A technical conference was convened in February 2025 for stakeholders to present their views on the design of a successor net metering program, and post-conference public comments are due in March 2025. These proceedings are expected to result in the development of recommendations to the New Jersey Board of Public Utilities for potential adoption of a successor net metering program.

New York is working on developing an alternative to net metering through a Value of Distributed Energy Resources credit that would allow certain customers to receive direct monetary compensation as opposed to a net metering credit. This program was expected to be implemented in 2021 but has been delayed due to not enough utilities having deployed smart meters that would enable an accurate valuation of distributed energy production. New York is keeping net metering in place with a nominal customer benefit charge added for solar customers who have solar energy systems installed after January 1, 2022. While the Definitive Restructuring Support Agreement ("DRSA") between the PREPA and its creditors submitted in May 2019 allowed for the possibility for net metering customers in Puerto Rico to be impacted by transition charges and other requirements, the DRSA was terminated in March 2022 and, at this time, the potential impact to net metering customers under the as-of-yet to be filed amended POA is uncertain.

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

Roughly one-third of states with RPS policies require a minimum portion of the RPS be met by electric generation from solar energy systems, with substantial penalties for non-compliance. To demonstrate compliance with such RPS mandates, electric generation providers must submit SRECs to the applicable authority. One SREC is produced by one megawatt-hour of energy generated by an eligible solar energy system. The specified amount of energy is dependent on system size and when the solar energy system receives a permission to operate order. Electric generation providers can either generate their own SRECs through solar energy systems they own or they can purchase SRECs owned by other parties.

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

Several states have an energy storage mandate or policies designed to encourage the adoption of storage. For example, California offers a cash rebate for storage installations through the Self Generation Incentive Program and Massachusetts, Connecticut and New York offer performance-based financial incentives for storage. Storage installations also are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as storage before they can build new generation. In February 2018, the FERC issued Order 841 directing RTOs and ISOs to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. An appeal of Order 841 filed by utility trade associations and other parties challenging the extent of the FERC's jurisdiction over storage resources connected to distribution systems was rejected by the U.S. Court of Appeals for the D.C. Circuit in July 2020.

Some state and territorial governments, centralized electric utilities, municipal utilities and co-operative utilities offer a cash rebate or other payment incentive for the installation and operation of a solar energy system or energy storage system or to customers undertaking other energy efficiency measures. Capital cost or up-front rebates provide funds to solar customers or developers or solar energy system owners, such as us, based on the cost, size or expected production of a customer's solar energy system. Performance-based incentives and tariff-based incentives provide payments to solar customers or a solar energy system owner based on the energy generated by the solar energy system during a pre-determined period. These rebates and payment incentives, when available, improve the economics of distributed solar to both us and our customers.

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

The federal government currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and, for projects that begin construction or are placed in service after December 31, 2024, under Section 48E (the "Section 48E ITC") as well as residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. Among other things, the IRA expanded and extended the tax credits available to solar energy projects in an effort to achieve President Biden's non-binding target of net-zero emissions by 2050. The IRA extended the investment tax credit for eligible solar energy projects through at least 2033 and, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the investment tax credit percentage can range between 6% and 70%. For projects that begin construction or are placed in service after December 31, 2024, the Section 48(a) ITC will be replaced with the Section 48E ITC, a new clean energy investment tax credit, and the Section 48E ITC percentage will be the same as the percentage for the Section 48(a) ITC and subject to the same requirements to benefit from the full 30%. Following passage of the IRA, we are able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems whether attached to a solar energy system or stand-alone. See "Risk Factors—Risks Related to Regulations—

Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. Changes in these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

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

Certain states and territories in which we operate offer a personal and/or corporate investment or production tax credit for solar energy. Further, most of the states and local jurisdictions have established sales and/or property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits. For a discussion of these and other governmental incentives, see "Risk Factors—Risks Related to Regulations" and "Risk Factors—Risks Related to Taxation".

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

We also compete with retail electric providers and independent power producers that are not regulated like centralized electric utilities but have access to the centralized utilities' electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competitive and consumer choice policies. Furthermore, we compete with solar companies with vertically-integrated business models, such as Sunrun Inc. In addition, we compete with other solar companies who sell or finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy, such as Goodleap, LLC and Mosaic, Inc. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs. We may also compete with solar companies that have business models similar to our own such as EverBright, LightReach and others, some of which are marketed to potential customers by our dealers and contractors. We compete with these companies based on the availability and competitiveness of the products, the software tools and dealer programs we offer, the overall customer relationship and the commissions we are willing to pay dealers and contractors for the origination of new customers.

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

We require our dealers to choose all major components of the solar energy system or energy storage system from a pre-approved list of manufacturers and models. By allowing dealers to choose from several manufacturers and models without direct supplier obligations, we have greater flexibility to satisfy customer demand, ensure competitive pricing and adequate supply of components and reduce the concentration of warranty risks. We have entered into master contractual arrangements with each vendor on our pre-approved list of vendors that defines the general terms and conditions of our purchases and those of our dealers, including warranties, product specifications, indemnities, delivery and certain other terms. Our dealers typically purchase solar panels and inverters on an as-needed basis from our pre-approved suppliers at then-prevailing prices. At times, we will also procure equipment directly and sell it to our dealers.

For installations of solar energy systems on new homes or businesses, we negotiate pricing directly with the manufacturers for all components used in the solar energy systems. Based upon our production planning model, we position and deliver the material on a just-in-time basis to our dealers to meet the builder requirements.

We evaluate and qualify our manufacturers and their product offerings based on total cost of ownership, reliability, warranty coverage, credit quality and other factors. All equipment must be listed on the California Energy Commission's SB1 List of Eligible Equipment. All approved solar photovoltaic panels must have a minimum 25-year power warranty and 25-year workmanship warranty. We also require approved solar photovoltaic panels to undergo extended reliability testing as an indication of a 25-year or greater lifetime. Beginning in April 2016, we required all our manufacturers carry a 25-year warranty, or offer a warranty extension to 25 years, on all product offerings to be eligible for inclusion on our approved vendor list. Prior to April 2016, we sourced inverter manufacturers offering a warranty of no less than 10 years. All approved racking systems are required to be solar energy system Fire Class Rated A with a Type 1 module per California Fire requirements. Additionally, the racking system must have a Professional Engineers stamp as proof of structural analysis and wind speed certification and the racking system must be certified as conforming to the integrated grounding and bonding requirements of UL Subject 2703. All replacement parts and components must meet or exceed the same standards as those of the original installation.

In September 2018, the Office of the United States Trade Representative ("USTR") determined to modify its prior actions in its investigation into certain acts, policies and practices of the government of China related to technology transfer, intellectual property and innovation pursuant to Section 301 of the Trade Act of 1974 by imposing an additional 10% duty on $200 billion worth of products from China, including photovoltaic cells, modules and inverters. In May 2019, the tariffs were increased from 10% to 25%. In September 2024, USTR announced that tariffs on cells and modules would increase to 50%; and in December 2024, USTR announced 50% tariffs on imported polysilicon and photovoltaic wafers. Since these tariffs impact the purchase price of the solar products, these tariffs raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers not subject to these tariffs. However, the cost of solar photovoltaic panels and inverters generally do not comprise a meaningful portion of our operating expenses. In addition, many of the solar photovoltaic panel and inverter manufacturers on our approved vendor list are from countries other than China, including Canada, the U.S., Mexico, Vietnam and Malaysia. See "Risk Factors—Risks Related to the Solar Industry—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations". These tariffs have not had a material impact on our business or our operations.

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

As of December 31, 2024, our dynamic team was comprised of 1,796 employees and is a reflection of our growth and commitment to creating jobs in clean energy. We value our relationships with all our employees, are not party to any collective bargaining agreements, have not experienced any strikes or work stoppages and maintain a focus on positive employee relations. We encourage open dialogue and transparency, with our CEO regularly engaging in townhall meetings to discuss operational results and address employee queries. Additionally, our anonymous hotline ensures employees can voice concerns regarding compliance and ethics comfortably. Sunnova's future is intricately linked with our human capital management. Our focus on integrating our core values into every aspect of employee experience underpins our goal of advancing the energy industry through collaboration, ownership and empowerment. Our commitment to our employees remains central to our mission to power energy independence.

Insurance

We maintain the types and amounts of insurance coverage and self-insurance programs we believe are consistent with customary industry practices and our risk exposures to protect us from catastrophic loss which could impact our financial statements. Our insurance policies cover a broad range of employee and contractor-related accidents and injuries, property damage, business interruption, storm damage, inventory, vehicles, fixed assets, facilities, cyber risk, crime and general liability deriving from our activities. Our insurance policies also cover directors, officers, employment practices and fiduciary liabilities. We obtain tax insurance policies to address potential tax indemnities under our tax equity financing arrangements. We may also be covered for certain liabilities by insurance policies owned by third parties, including, but not limited to, our dealers, contractors and vendors.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our annual audited consolidated financial statements (consolidated financial statements) and related notes, before deciding to invest in our common stock. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations. If any of the risks actually occur, they may materially and adversely affect our business, financial condition, cash flows and results of operations. In this event, the trading price of our common stock could decline and you could lose all or part of your investment in us.

Risks Related to Our Liquidity and Financing Activities

We need to raise substantial capital in the future. If sufficient capital is not available to us on acceptable terms when needed, our ability to continue to fund our operations, grow our business and satisfy our obligations would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund growth and ongoing operations. Our future success depends in large part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on acceptable terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of our solar energy systems. We rely on access to capital, including through tax equity financing and indebtedness in the form of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems and energy storage systems in service, although our customers ultimately bear responsibility for those costs pursuant to our solar service agreements.

To meet the capital and liquidity needs of our business, we will need to obtain additional debt or equity financing from current and new investors. We have limited unencumbered cash flows with which to operate our business or serve as collateral and we may have difficulty in accessing financing on a timely basis or at all. The contract terms in certain of our existing investment fund documents contain various conditions with respect to our ability to draw on financing commitments from the fund investors, including conditions that restrict our ability to draw on such commitments if a material adverse change occurs arising from a going concern note or exception in our consolidated financial statements. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. Any delays in accessing financing could have an adverse effect on our ability to pay our operational expenses, make capital expenditures and fund other general corporate purposes. Further, our flexibility in planning for and reacting to changes in our business may be limited and our vulnerability to adverse changes in general economic, industry, regulatory and competitive conditions may be increased.

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

Delays in obtaining financing could adversely affect our liquidity, cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on financial counterparties and credit rating agencies having continued confidence in our business model and the renewable energy industry as a whole, as well as the liquidity needs and credit ratings of such financing sources themselves. Additionally, we currently expect to reduce the pace at which we seek additional guarantees of certain of our indebtedness from the DOE due to a shift in customer demand from solar loans to leases and PPAs as well as technical reporting burdens on our dealers. Despite the reduction in pace of seeking additional guarantees, we must continue to comply with certain additional rules and requirements imposed by the DOE in connection with its existing loan guarantees and any material noncompliance may result in penalties that limit our ability to access capital.

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

We enter into securitization structures, warehouse financings and other financings that may limit our ability to access the cash of our subsidiaries and include cash trap and acceleration events that, if triggered, could adversely impact our financial condition.

Since April 2017 through December 31, 2024, we have pooled and transferred eligible solar energy systems, energy storage systems and the related asset receivables into 26 special purpose entities for securitizations, which sold solar asset-backed notes and solar loan-backed notes to institutional investors, the net proceeds of which were distributed to us. As of December 31, 2024, we currently have outstanding 34 tax equity funds and 5 warehouse credit facilities at special purpose entities. We intend to monetize additional solar energy systems, energy storage systems and other sustainable home products in the future through contributions to new special purposes entities for cash. Our securitizations, warehouses and tax equity financings typically require the cash flows from related customer contracts be paid into a secured collection account and only be available for general use after amounts on deposit in such accounts are first applied to satisfy the current obligations of the applicable special purpose entity. The encumbered cash in the collection accounts is generally not available to us until after its distribution by the special purpose entity or payment under a management or servicing arrangement. Certain of our financings by their terms require all excess cash flows, if any, to repay all outstanding obligations in full (including, in the case of the Solstice loan facility (described below), any minimum return on invested capital) prior to distributing any cash flows from the applicable special purpose entity to us, including our EZOP revolving credit facility (as amended in January 2025) and Solstice loan facility, for which the residual equity interests in all our securitizations (other than those of the Hestia and RAYS programs), including those that own the majority of our funded tax equity vehicles, will be pledged as collateral.

There is a risk the institutional investors that have purchased the notes, loans or equity interests issued by these special purpose entities will be unwilling to make further investments at attractive prices or at all, including through extensions, increases or waivers of conditions precedent to funding commitments. We may be required to seek a waiver under certain of our tax equity agreements or other financing arrangements as a result of a going concern exception in our consolidated financial statements and potential effects thereof.

Although the creditors of these special purpose entities typically have no recourse to our other assets except as expressly set forth in the terms of the related securities, the special purpose entities are typically required to maintain some or all of the following: a liquidity reserve account, a reserve account for equipment replacements, as well as, in certain cases, reserve accounts to finance purchase option/withdrawal right exercises, storage system replacement or payment of liquidated damages, each of which are funded from initial deposits or cash flows to the levels specified therein. The restricted cash in these reserve accounts is not available to us for general purposes.

The securitization structures, warehouse financings and other financings often include certain other features designed to protect investors. The primary feature for our debt financings relates to the availability and adequacy of cash flows in the pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the indebtedness. We refer to this as early amortization, which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels or exceeding certain allowable thresholds for customer defaults or delinquencies. In the event of an early amortization, the applicable borrower or notes issuer would be required to repay the affected indebtedness using available collections received from the asset pool. However, the period of ultimate payment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize other available contingent liquidity or rely on alternative funding sources, which may not be available at the time. Certain of the securitizations, warehouse financings and other financings also contain a cash trap feature, which requires excess cash flow to be held in an account based on, among other things, a debt service coverage ratio or required working capital amount falling or remaining below certain levels. If the cash trap conditions are not cured within a specified period, then the cash in the cash trap account must be applied to repay the indebtedness. If the cash trap conditions are timely cured, the cash is either released back to the borrower or used to repay the indebtedness at the borrower's option. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due and foreclosure on the applicable subsidiary's assets. Any encumbrances on our cash flow, payments we may be required to make or foreclosure sales as a result of these arrangements could adversely affect our financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Arrangements".

We have a significant amount of debt outstanding and debt service requirements. We may not have sufficient cash flow from our business or obtain access to external financing to timely pay our interest and principal payments or other obligations and may be forced to take other actions to satisfy our obligations.

As of December 31, 2024, our total indebtedness was approximately $8.5 billion and the available borrowing capacity under our credit facilities was $623.8 million, subject to the satisfaction or waiver of certain funding conditions. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is, to some extent, subject to economic, financial, competitive and other factors beyond our control. This level of debt could have material consequences on our future operations, including:

•making it more difficult for us to meet our payment and other obligations under our outstanding debt to satisfy our obligations with respect to existing and future indebtedness, and any failure to comply with the obligations under any of the agreements governing our indebtedness could result in an event of default under such agreements;
•reducing the availability of our cash flows to fund working capital, capital expenditures, system origination, acquisitions and other general corporate purposes (including as a result of any cash trap), and limiting our ability to obtain additional financing for these purposes;
•resulting in an event of default if we fail to comply with the financial and other restrictive covenants and agreements contained in our debt agreements, which could result in all or a significant portion of our debt becoming immediately due and payable;
•subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit agreements;
•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, liquidity, the industry in which we operate, regulation and tax laws and the general economy; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or lower leverage ratios.

We cannot assure you our business will generate cash flow from operations, or future borrowings or drawings will be available to us under our existing or any future debt or tax equity financing facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. For example, the EZOP revolving credit facility was recently amended to add a requirement that we take out 95% of the Eligible Solar Loans under and as defined by our EZOP revolving credit facility by March 2025, requiring repayment of substantially all of the borrowings under that facility (and a failure to complete such takeout transactions by such deadline would constitute an event of default under the EZOP revolving credit facility), and we do not have the resources to repurchase the Eligible Solar Loans ourselves or repay the related principal amount. Although we seek to satisfy this obligation through one or more take outs of Eligible Solar Loans via separate financings, loan sales, a refinancing of the facility, an amendment and extension of the facility, another liability management transaction or a combination of the foregoing, there can be no assurance about our ability to do so. In addition, we currently do not have the resources to settle the Convertible Notes in cash when they become due in December 2026 and February 2028 or to repurchase the Convertible Notes if a fundamental change under the Convertible Notes indenture were to occur sooner than the maturity dates or to repay the Senior Notes at maturity when they become due in September 2026 and October 2028. See "—We currently do not have the resources to settle conversions of the Convertible Notes in cash when they become due in December 2026 and February 2028 or to repurchase the Convertible Notes upon a fundamental change or to repay the Senior Notes when they become due in September 2026 and October 2028, and we may not have the ability to raise the funds necessary to do so".

If we are unable to generate sufficient cash flows to timely pay our interest and principal obligations, we may be required to adopt one or more alternatives, such as slowing or ceasing the origination of new customer agreements, selling material assets, restructuring debt or obtaining additional debt and equity capital on terms that may be onerous or highly dilutive. There can be no assurance we will be successful in any such efforts. Our securitizations and warehouse financings are structured so cash flows generated by the pool of solar energy systems, energy storage systems, other sustainable home products and related customer agreements deposited in the related collection account are initially used to repay outstanding principal amounts and other obligations based on the priority of payments in the agreement. However, should these cash flows decrease below applicable thresholds or other triggering events occur, all excess cash flows from such asset pool must be applied to pay down the related indebtedness, which would reduce the cash available to otherwise fund our business. Our ability to timely repay or otherwise refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and could have a material adverse effect on our business.

Furthermore, we and our subsidiaries intend to incur additional debt in the future, subject to the restrictions contained in our debt instruments. Increases in our existing debt obligations would further heighten the debt related risk discussed above. In addition, we may not be able to enter into new debt instruments on acceptable terms or at all. If we were unable to satisfy financial covenants, funding conditions and other terms under existing or new financing instruments, or obtain waivers or forbearance from our lenders, or if we were unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

To the extent there are any defaults or breaches of covenants in our financing agreements, we may not be able to cure such defaults or breaches or obtain waivers from our creditors in order to avoid an event of default under such debt agreements. An event of default under any of our financing agreements could have a material adverse effect on our liquidity, financial condition and results of operations. If our existing or future secured indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets or our subsidiaries' assets may be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the Convertible Notes or Senior Notes that are not similarly secured.

We currently do not have the resources to settle conversions of the Convertible Notes in cash when they become due in December 2026 and February 2028 or to repurchase the Convertible Notes upon a fundamental change or to repay the Senior Notes when they become due in September 2026 and October 2028, and we may not have the ability to raise the funds necessary to do so.

Holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change under the indenture governing the Convertible Notes. A fundamental change under the Convertible Notes indenture is triggered by the occurrence of certain events (such as a change of control, certain sales of all or substantially all of our consolidated assets (other than to wholly owned subsidiaries) or our common stock ceasing to be listed or quoted on certain national stock exchanges), before the maturity date and requires that we repurchase the Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted.

We currently do not have the resources to settle conversions of the Convertible Notes in cash when they come due in December 2026 and February 2028, respectively, or to repurchase the Convertible Notes if a fundamental change under the Convertible Notes indenture were to occur sooner than the respective maturity dates. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay cash for Convertible Notes being converted. Our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be further limited by law, by regulatory authority or by agreements governing our indebtedness at the time.

Our failure to repurchase Convertible Notes or Senior Notes at a time when the repurchase is required by the indenture governing such notes or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture or cash payable at maturity or otherwise on the Convertible Notes or Senior Notes would constitute a default. A default under an indenture or the fundamental change itself could also lead to a default under other agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof or repay the Senior Notes. Any default under an indenture governing the Convertible Notes or Senior Notes or any of the other agreements governing our indebtedness could result in a material adverse effect to our financial position, credit rating and reputation.

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

Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our subsidiaries to, among other things:

•    incur additional indebtedness, assume obligations in connection with letters of credit, or issue guarantees;
•    distribute cash from certain subsidiaries or make restricted payments, including redemption of our capital stock or cash payments in lieu of shares;
•    make investments or loans;
•    create liens;
•    consummate mergers and similar fundamental changes;
•    make investments in unrestricted subsidiaries;
•    enter into transactions with affiliates; and
•    sell certain assets or use the proceeds of asset sales.

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

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our debt agreements that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under certain of our other debt agreements. In addition, in the event of an event of default under one of the credit facilities, the affected lenders could foreclose on the collateral securing such credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facilities, indentures or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.

Volatility and continued increases in interest rates would raise our cost of capital and may adversely impact our business.

The U.S. Federal Reserve raised its benchmark interest rates in recent years and may continue these elevated rates in the future. Further increases in the federal benchmark rate could result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. For example, borrowings under our existing warehouse credit facilities accrue interest based on the Secured Overnight Financing Rate ("SOFR") as a benchmark for establishing the rate of interest. Consequently, rising interest rates or continued higher interest rates will increase our cost of capital and may decrease the amount of capital available to us to fund our operations, refinance our existing indebtedness and finance deployment of new solar energy systems, energy storage systems and other sustainable home products. Our future success depends in part on our ability to raise capital from investors and obtain secured lending to help finance the deployment of our customer agreements. As a result, increased interest rates may have an adverse impact on our ability to offer attractive pricing to our customers. If in the future we have a need for significant borrowings and interest rates increase or continue at high interest rates, that may increase the cost of the systems we purchase, which either could make those systems more expensive for customers, lower our operating margins, or both.

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

A ratings downgrade could adversely impact our business.

Certain credit rating agencies, such as Fitch Ratings and Kroll Bond Rating Agency, continuously evaluate us and certain of our subsidiaries. Their ratings of us and our rated subsidiaries' long-term debt and/or short-term obligations are based on firm-specific factors, including the financial strength of us and such subsidiaries, as well as factors that are not entirely within our control, such as the agencies' proprietary rating methodologies and assumptions and conditions affecting the solar industry and markets generally. An inability to maintain our current credit ratings could materially adversely affect our ability to raise capital or obtain credit on commercially reasonable terms, which in turn could impact our liquidity, our ability to service indebtedness, repay or refinance borrowings and other obligations, exercise buyout rights under certain tax equity agreements and finance growth opportunities, and would likely increase our interest costs. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, changes in regulation and tax law, the rating agencies' treatment of certain financing arrangements and other instruments convertible into or settleable with equity. There can be no assurance that one or more of the ratings of us or our rated subsidiaries will not be lowered or withdrawn entirely by a rating agency. Any of these events could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to execute our business plan.

We are subject to counterparty credit risk with respect to the capped call transactions.

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain financial institutions (the option counterparties). The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default or otherwise fail to perform their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

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

We may be required to make payments to our investors, increase the amount of future distributions to our investors and/or transfer additional assets to our tax equity investment funds, upon the occurrence of certain events, including one-time reset or true-up payments or upon the exercise of a redemption option by one of our tax equity investors.

Our investors in our tax equity investment funds typically advance capital to us based on, among other things, production capacity estimates. The models we use to calculate prepayments in connection with certain of our tax equity investment funds are updated at a fixed date occurring after placement in service of all applicable solar energy systems and/or other agreed upon dates (typically within the first year of the applicable term) to reflect certain specified conditions, as they exist at such date including the ultimate system size of the equipment that was sold or leased to the tax equity investment fund, the cost thereof, and the date the equipment went into service. In some cases, these true-up models also incorporate any changes in law, which would include any reduction in rates (and thus any reduction in the benefits of depreciation). As a result of this true-up, applicable payments are resized, and we may be obligated to refund a portion of the tax equity investor's prepayments, increase the amount of future distributions to the tax equity investor and/or transfer additional assets to the tax equity investment fund. In addition, certain of our tax equity fund investors have the right to require us to purchase their interests in the tax equity investment funds after a set period of time, generally at a price equal to the greater of a set purchase price or fair market value of the interests at the time of the repurchase. Any significant refunds, capital contributions or purchases we may be required to make could adversely affect our liquidity or financial condition.

Risks Related to Our Business

Historically, we have incurred operating and net losses and have identified conditions or events that raise substantial doubt about our ability to continue as a going concern.

We incurred operating losses of $239.5 million, $243.4 million and $81.5 million and net losses of $447.8 million, $502.4 million and $130.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. These historical operating and net losses were due to a number of factors, including increased expenses to fund our growth and related financing needs. We expect to incur significant expenses as we finance the expansion of our operations and implement additional internal systems and infrastructure to support our growth and operations. We do not know whether our revenue will grow rapidly enough to absorb these costs. Our ability to achieve profitability depends on a number of factors, including:

•    growing our customer base and originating new customer agreements on economic terms;
•    maintaining or lowering our cost of capital;
•    reducing operating costs by optimizing our operations and maintenance processes;
•    maximizing the benefits of our dealer network;
•    finding additional tax equity investors and other sources of institutional capital;
•    ensuring customer satisfaction by maintaining high levels of quality and performance; and
•    the continued availability of various governmental incentives for the renewable energy industry.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The substantial doubt about our ability to continue as a going concern may adversely impact the price of our common stock, our reputation and relationship with investors, employees and third parties with whom we do business, our ability to raise additional capital or refinance existing debt, our ability to comply with certain covenants under our debt agreements or meet other contractual obligations and our ability to achieve our business objectives, which could materially and adversely impact our business, financial condition and results of operations.

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

We have experienced significant growth in recent periods measured by our number of customers and we intend to continue our efforts to expand our business within existing and new markets. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our growth requires our management to devote a significant amount of time and effort to maintain and expand our relationships with customers, suppliers, dealers and other third parties, attract new customers and dealers, arrange financing for our growth and manage our expansion into additional markets.

In addition, our current and planned operations, personnel, software and business technology and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

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

Misconduct, noncompliance with applicable laws and regulations, fraud or other improper activities by our or our dealers' employees, affiliates or independent contractors could have a significant negative impact on our and/or their business, investments and results of operations. Such misconduct could include failures to comply with federal employment laws and regulations, consumer protection laws, laws and regulations regarding the pricing of labor provided by dealers and other project costs, and various other applicable laws or regulations applicable to us or our affiliates, including those arising as a result of our participation in the DOE loan guarantee program and DOE loan guarantees to our affiliates. Although we require applicable dealers to comply with such laws and regulations and provide training and processes to help them do so, neither we nor our affiliates control the dealers, nor can we guarantee their compliance with all such laws and regulations. Failure to comply with applicable laws or regulations or acts of fraud or misconduct by dealers or our employees or affiliates could subject us and our affiliates to fines and penalties, and suspension or debarment from future contracting with government agencies. Additionally, changes in laws, regulations or prevailing wages, or a failure to comply with any of the foregoing, could have a significant negative impact on our and/or their business, investments and results of operations.

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

Additionally, dependence on any one dealer or small group of dealers further concentrates our exposure to risks related to termination of the dealer arrangement, poor service provided by such dealer, the deterioration in financial condition of the dealer and other risks inherent in such a relationship. For the years ended December 31, 2024, 2023 and 2022, Trinity accounted for approximately 22%, 10% and 19% of our net originations, respectively. Although we previously entered into a sixty-six month exclusivity agreement with Trinity in October 2022, this exclusivity was terminated in January 2025 and

Trinity is no longer restricted in their ability to work with our competitors. For a discussion of exclusivity arrangements with certain of our dealers, see "Business—Our Relationships with Our Dealers and Contractors".

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

We do not directly control certain costs related to our business, which could put us at a disadvantage relative to companies who have a vertically-integrated business model.

We do not have direct control over the costs our suppliers charge for the components of our solar energy systems and energy storage systems or the costs to our dealers of installing and marketing such products. This may lead us to charge higher prices for our solar energy systems and energy storage systems than our competitors with a vertically-integrated business model, causing us to be unable to maintain or increase market share.

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

As of December 31, 2024, approximately 29%, 17% and 10% of our customers were located in California, Puerto Rico and New Jersey, respectively. In addition, we expect much of our near-term future growth and profitability to occur in these same markets, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated. See "—Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. The ongoing PREPA bankruptcy, the damage caused by hurricanes and a series of earthquakes that affected the island in December 2019 and early 2020 create periods of uncertainty that may impact our operations" and "General Risk Factors—We are not able to insure against all potential risks and we may become subject to higher insurance premiums". Any of these conditions, even if only in one such market, could have a material adverse effect on our business, financial condition and results of operations. In addition, all of our current solar energy systems are located in the

U.S. and its territories, which makes us particularly susceptible to adverse changes in U.S. tax laws, including the expiration or reduction of rebates, tax credits and other incentives.

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

Certain of our solar energy systems are located in, and we conduct business in, Puerto Rico. The ongoing PREPA bankruptcy, the damage caused by hurricanes and a series of earthquakes that affected the island in December 2019 and early 2020 create periods of uncertainty that may impact our operations.

Puerto Rico is a significant market for our business, representing 17% and 16% of our customers as of December 31, 2024 and 2023, respectively, and has suffered from significant economic difficulties in recent years. As a result of the continued weakness of the Puerto Rico economy, liquidity constraints and a lack of market access, the credit ratings of the Puerto Rico government's general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, including PREPA, are non-investment grade by Moody's, S&P and Fitch Ratings.

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

Although Puerto Rico had already suffered from economic difficulties in recent years, multiple hurricanes, including Ernesto, Fiona, Irma and Maria, catastrophic weather events whose effects have been long enduring, earthquakes in the southwest of the island beginning in 2019 and continuing through 2020 and the COVID-19 pandemic have caused significant additional disruption to the island's electric grid and economic activity. The continued weakness of the Puerto Rico economy has strained the fiscal health of the government, which may create uncertainty that may adversely impact us. Furthermore, the future financial condition and prospects of PREPA are uncertain, which could negatively impact the availability and the reliability of Puerto Rico's electrical grid and adversely impact our operations on the island.

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

Legislation enacted in April 2019 requires a study of net metering to be completed within five years, which may result in revisions to the existing rules. The PREB published a draft study in the summer of 2024. However, the date by which said study must be completed is currently in question due to a lawsuit seeking the nullification of amendments to the net metering act promulgated in January 2024, which would postpone said study to no earlier than January 2030. Meanwhile, true net metering will continue to apply, meaning the credit for energy exported by net metering clients will equal the value of such energy under the rate applicable to those clients and accordingly, their charges will be based on their net consumption. Customers subject to this regime will continue to be covered by it on a legacy basis for a period of 20 years from the date of their net metering agreements.

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between PREPA and its creditors, currently pending before the U.S. District Court for the District of

Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA"). PROMESA provides PREPA with access to a workout process similar to bankruptcy. The Financial Oversight and Management Board for Puerto Rico (the "Oversight Board") has filed a modified fourth amended Plan of Adjustment ("POA") to reduce more than $10 billion of total asserted claims by various creditors against PREPA before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the PROMESA. Said POA includes a legacy charge that is composed of a volumetric charge depending on consumption and a flat connection fee; a direct solar tax is not currently expected. Depending on a customer's consumption and status as a rate payer (i.e. low income exemption), rates are likely to increase. In November 2024, the U.S. Court of Appeals for the First Circuit issued a renewed opinion regarding bondholder claims in the PREPA Title III Case. As a result of this, the Oversight Board announced it will need to file a further amended POA. The Title III Court issued an Order on February 7, 2025 requiring the Oversight Board to file a status report by February 28, 2025 proposing a timetable for the formulation and filing of a new or amended POA for PREPA. In the meantime, the litigation stay and mediation have been extended March 2025 and April 2025, respectively.

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

The PREB instituted administrative proceedings regarding customer complaints about our Puerto Rican operations, the operations of some of our dealers in Puerto Rico and certain Sunnova policies and procedures related to contract disclosures and invoice disputes in Puerto Rico. These proceedings concluded in December 2020 without the imposition of any penalties. Based on this matter, however, the U.S. Better Business Bureau listed Sunnova as not accredited. We have not experienced a material impact as a result of the listing.

Dealer and marketplace confidence in our liquidity and long-term business prospects is important for building and maintaining our business.

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among dealers, consumers, financing partners and within our industry. Our dealer network is an integral component of our business strategy and serves as the means by which we are able to rapidly and successfully expand within existing and prospective markets. Dealers and other third parties will be less likely to enter into dealer agreements with us or originate new customer agreements if they are uncertain we will be able to make payments on time, our business will succeed or our operations will continue for many years.

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

We depend significantly on our reputation for high-quality products, excellent customer service and the brand name "Sunnova" to attract new customers and grow our business. If we fail to continue to deliver our solar energy systems, energy storage systems or other sustainable home products within the planned timelines, if our offerings do not perform as anticipated or if we damage any of our customers' properties or delay or cancel projects, our brand and reputation could be significantly impaired. While future technological improvements may allow us to offer lower prices or offer new technology to new customers, the potential inability of our current customers to benefit from certain of those technological improvements could cause those customers to lower the value they believe our existing products offer and impair our brand and reputation.

In addition, given the sheer number of interactions our personnel or dealers operating on our behalf have with customers and potential customers, it is inevitable that some customers' and potential customers' interactions with our company or dealers operating on our behalf will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites and social media platforms. If we cannot manage our hiring and training processes to avoid or minimize these issues, our reputation may be harmed and our ability to attract new customers would suffer.

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
•    our and our dealers' ability to gain interconnection permission for an installed solar energy system from the relevant utility in a timely manner;
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
•    natural disasters or other weather or meteorological conditions; and
•    pandemics and other health crises.

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

We may expand into other industry verticals in the future. There is no assurance that we will be able to successfully develop products and services that are valued for these new industries. Our investment of resources to develop products and services for the new industries we enter into may either be insufficient or result in large expenses as compared to the revenue that we may earn in launching such vertical.

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

A termination of our subsidiaries as manager or servicer under our financing arrangements could have an adverse effect on our business and liquidity.

In connection with our tax equity partnerships, warehouse credit facilities and securitizations, certain of our subsidiaries receive a fee for managing and servicing the related solar energy systems, energy storage systems, loans and/or other sustainable home products, as applicable, pursuant to management and servicing agreements. Our subsidiaries may be terminated from such role following the occurrence of certain events, including breaches of representations or covenants under management or servicing agreements or certain bankruptcy or insolvency events. We may be unable to cure such event or obtain a waiver if any such termination event were to occur. If one or more of our subsidiaries is terminated from such roles, our reputation may be harmed, we would lose the related fees and our cash flows would be adversely affected. In such an event, the related transaction manager would be expected to seek a replacement manager or servicer, which may be the contracted backup servicer or a new party. Such transition process may create operational risks to customer billing and collections or asset maintenance and repair, or may result in an event of default under our Solstice loan facility or other financing agreements, any of which may adversely affect our business, liquidity, operations and the assets and cash flows underlying our financings.

Pandemics and other health crises could affect our business, financial condition and results of operations in many respects.

The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic could affect certain business operations, demand for our products and services, in-stock positions, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation and our financial performance, among other things. Other factors and uncertainties include, but are not limited to: the severity and duration of pandemics, evolving macroeconomic factors (including general economic uncertainty, unemployment rates and recessionary pressures), changes in labor markets affecting us and our suppliers, unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response, the pace of post-pandemic recovery, the long-term impact of any pandemic on our business (including consumer behaviors) and disruption and volatility within the financial and credit markets.

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

Solar energy has yet to achieve broad market acceptance and depends in part on continued support in the form of rebates, tax credits and other incentives from federal, state and local governments. Additionally, there have been significant changes in the residential solar policy and pricing framework in several markets, including California and Arizona, and proposed changes in other markets such as Puerto Rico. Further, if support diminishes materially, whether on account of the new presidential administration or otherwise, for solar policy related to rebates, tax credits, bill crediting or other incentives, including interest in related financings by tax equity investors and other finance partners, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. These types of funding limitations could lead to inadequate financing support for our business.

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

Any adverse changes in macroeconomic conditions, changes in the availability or cost of capital or solar energy system and energy storage system components, changes in retail prices of electricity, changes in regulatory conditions or government incentives or changes in customer preferences would adversely impact our business.

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

The solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or whether the growth anticipated by us will be realized. The failure of distributed solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on our business, financial condition and results of operations.

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
•    a reduction in the price of natural gas or other natural resources;
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

Our business has benefited from the declining cost of solar energy system and energy storage system components and to the extent such costs stabilize, decline at a slower rate or increase, our future growth rate may be negatively impacted. The declining cost of solar energy system and energy storage system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems and energy storage systems we own, the prices charged for electricity and customer adoption of solar energy. While historically solar energy system and energy storage system components and raw material prices have declined, the cost of these components and raw materials have previously increased and may increase in the future, and the availability of these products could decrease, due to a variety of factors, including growth in the solar energy system and energy storage system industries and the resulting increase in demand for solar energy system and energy storage system components and the raw materials necessary to manufacture them, supply chain disruptions, tariff penalties, duties, and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements and industry standards, changes in technology, the loss of or changes in economic governmental incentives, inflation or other factors. An increase of solar energy system components and raw materials prices could slow our growth and operations and cause our business and results of operations to suffer. See "—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations".

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

We rely on our dealers to install solar energy systems and energy storage systems, each of whom has direct supplier arrangements. Our dealers purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, approved by us, making us susceptible to quality issues, shortages and price changes. For the year ended December 31, 2024, Hanwha Q-Cells and Canadian Solar supplied approximately 61% and 12%, respectively, of our solar photovoltaic panels installed. For the year ended December 31, 2023, Hanwha Q-Cells and Canadian Solar supplied approximately 55% and 11%, respectively, of our solar photovoltaic panels installed. For the year ended December 31, 2024, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 63% and 26%, respectively, of the inverters used in our solar energy system installations. For the year ended December 31, 2023, Enphase

Energy, Inc. and SolarEdge Technologies Inc. accounted for approximately 67% and 27%, respectively, of the inverters used in our solar energy system installations. For the years ended December 31, 2024 and 2023, Tesla, Inc. accounted for approximately 87% of our energy storage system purchases.

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

There have also been periods of industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. In recent times, the solar industry has experienced shortages of key components or instruments, including solar panels. If such shortages continue, we may be faced with price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components or instruments with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us, our dealers or other third parties from whom we may originate solar energy systems and our ability to originate solar service agreements and related solar energy systems and energy storage systems may be reduced as a result.

Our supply chain and operations (or those of our dealers) could be subject to natural disasters and other events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, freezes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues, epidemics and pandemics, war, terrorism, government restrictions or limitations on trade, impediments to international shipping and geopolitical unrest and uncertainties. Human rights and forced labor issues in foreign countries and the U.S. government's response to them could disrupt our supply chain and our operations could be adversely impacted.

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

Changes in U.S. foreign trade policy, including as a result of the new presidential administration, could lead to the imposition of additional economic or trade sanctions, tariffs or other trade barriers against countries, individuals or entities with whom we transact. Any such change could make it more costly and time-consuming for us or our dealers to obtain products from overseas suppliers. In addition, we cannot predict what changes to trade policy will be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy also have resulted and could again result in adverse reactions from U.S. trading partners, including adopting responsive trade policies making it more costly and difficult for U.S. businesses to transact with individuals and entities in such country. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the U.S. as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity. See "—Increases in the cost or reduction in supply of solar energy system and energy storage system components due to tariffs or trade restrictions imposed by the U.S. government could have an adverse effect on our business, financial condition and results of operations".

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

In December 2022, the DOC announced its preliminary determination in the investigation. In its determination, the DOC found that certain Chinese solar manufacturers circumvented U.S. import duties by routing some of their operations through Cambodia, Malaysia, Thailand and Vietnam. Given the DOC preliminarily found that circumvention was occurring through each of the four Southeast Asian countries, the DOC made a country-wide circumvention finding, which designates each country as one through which solar cells and modules are being circumvented from China. However, companies in these countries will be permitted to certify they are not circumventing the U.S. import duties, in which case the circumvention findings may not apply. In August 2023, after completing its investigation, which included conducting in-person audits and gathering public comments, the DOC issued a final determination that affirmed its preliminary determination in most respects and found that five of eight manufacturers investigated were circumventing anti-dumping and countervailing duty orders.

Notably, however, in June 2022, former President Biden issued an emergency declaration establishing a two-year tariff exemption on new tariffs for solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam, delaying the possibility of the imposition of new anti-dumping and countervailing duties until the end of such two-year period. In September 2022, the DOC issued its final rule effectuating the two-year exemption period, and new dumping duties will not be imposed on solar panels and cells imported from Cambodia, Malaysia, Thailand and Vietnam until the earlier of two years after the date of the emergency declaration or when the emergency is terminated. Tariffs were reinstated in June 2024 following the exemption period, but under the DOC's rule, imports of solar cells and modules were not subject to retroactive tariffs during the exemption period. In December 2023, Auxin Solar and Concept Clean Energy commenced a new lawsuit challenging the DOC's authority to effect the exemption period and seeking to reliquidate imports completed during that period in order to retroactively apply anti-dumping and countervailing duty tariffs. In April 2024, a new rule, originally issued by the DOC in March 2024, went into effect. The new rule enhances the DOC's ability to enforce and administer anti-dumping and countervailing duty rules, including to consider cross-border subsidies in its calculations. Also in April 2024, a group of U.S. solar manufacturers filed new petitions seeking new anti-dumping and countervailing duties on solar components from Cambodia, Malaysia, Thailand and Vietnam. The addition of new anti-dumping and countervailing duties would significantly disrupt the supply of solar cells and modules to customers in the U.S., as a large percentage of solar cells and modules used in the U.S. are imported from Cambodia, Malaysia, Thailand and Vietnam. If imposed, these or similar tariffs could put upward pressure on prices of these solar products, which could reduce our ability to offer competitive pricing to potential customers.

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

We cannot predict what additional actions the current U.S. presidential administration may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures, nor are we able to predict the extent or nature of the impact of such governmental actions or policies on our business. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and ability to economically serve certain markets. If additional measures are imposed or other negotiated outcomes occur, our ability or the ability of our dealers to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect our business, financial condition and results of operations.

The solar energy systems we own or may originate have a limited operating history and may not perform as we expect.

Many of the solar energy systems we currently own or may originate in the future have not commenced operations, have recently commenced operations or otherwise have a limited operating history. Of the approximately 263,000 solar energy systems we owned as of December 31, 2024, 24%, 21% and 12% were placed into service in 2024, 2023 and 2022, respectively. The ability of our solar energy systems to perform as we expect will also be subject to risks inherent in newly constructed renewable energy assets, including breakdowns and outages, latent defects, equipment that performs below our expectations, system failures and outages. As a result, our assumptions and estimates regarding the performance of these solar energy systems are, and will be, made without the benefit of a meaningful operating history, which may impair our ability to accurately assess the potential profitability of the solar energy systems and, in turn, our results of operations, financial condition and cash flows.

The cost of maintenance or repair of solar energy systems or energy storage systems throughout the term of the associated solar service agreement or the removal of solar energy systems at the end of the term of the associated solar service agreement may be higher than projected today and adversely affect our financial performance and valuation.

If we incur repair and maintenance costs on our solar energy systems or energy storage systems as a result of failure or malfunction after the individual component warranties have expired, we will be liable for the expense of repairing these solar energy systems or energy storage systems without a chance of recovery from our suppliers. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the lease or PPA if the customer does not renew their agreement or elect to purchase the solar energy system at the end of its term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the repair, removal, disposal or recycling of our solar energy systems. This could materially impair our future operating results.

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

For example, dealers may penetrate our customers' roofs during the installation process and we may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation. In addition, because our solar energy systems and energy storage systems are high-voltage energy systems, we may incur liability for a dealer's failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems and energy storage systems, the solar energy systems and energy storage systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular solar service agreement and related solar energy system and energy storage system, if applicable, is based in part on assumptions as to the ongoing cost of the related solar energy system and energy storage system, if applicable, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that solar service agreement and related solar energy system and energy storage systems, if applicable.

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

We typically bear the risk of loss and are generally obligated to cover the cost of maintenance, repair and removal for any solar energy system we sell to subsidiaries, including those in securitization and tax equity vehicles. At the time we enter into a tax equity or securitization transaction, we enter into a maintenance services agreement where we agree to operate and maintain the solar energy system for a fixed fee calculated to cover our future expected maintenance costs. If our solar energy systems require an above-average amount of repairs or if the cost of repairing the solar energy systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, approximately 46% of which were located in California and Puerto Rico as of December 31, 2024, are damaged as the result of a natural disaster or other event beyond our control, losses could exceed or be excluded from our insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. We purchase property insurance with industry standard coverage and limits approved by an investor's third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses.

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

Climate change poses a systemic threat to the global economy and is inextricably linked with our business. While our core business model seeks to mitigate climate change and accelerate energy independence, there are inherent climate-related risks to our business operations. Climate change or other factors could exacerbate the frequency and severity of weather events in all areas where we operate or cause prevailing weather patterns to materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system and energy storage system. Potential negative effects of climate change include, among others, a temporary decrease in solar availability in certain locations, disruptions in transmission grids and delays or reductions in new installations.

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

We may be subject to interruptions or failures in our software and business technology systems.

We rely on software and business technology systems and infrastructure to support our business. Any of these systems may be susceptible to damage or interruption due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. For example, we have in the past experienced cybersecurity attacks on our software and business technology systems or related to software we utilize, and, while none to date have been material, we expect further attacks may occur in the future, some of which may be material. A compromise of our software and business technology systems or those with which we interact could harm our reputation and expose us to regulatory actions and claims from customers and other persons, any of which could adversely affect our business, financial condition, cash flows and results of operations. If our information systems are damaged, fail to work properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and we may experience a loss of critical information, customer disruption and interruptions or delays in our ability to perform essential functions.

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

Cyberattacks, including those leveraging artificial intelligence, are becoming more sophisticated and include malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, disruption of our customers' operations, loss or damage to our data delivery systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased costs to prevent, respond to or mitigate cybersecurity events. In addition, certain cyber incidents, such as advanced persistent threats, may remain undetected for an extended period.

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

Centralized electric utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than we can. Centralized electric utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities' sources of electricity is non-solar, which may allow utilities to sell electricity at lower prices than electricity generated by our solar energy systems. Centralized electric utilities could also offer customers the option of purchasing electricity obtained from renewable energy resources, including solar, which would compete with our offerings. Moreover, regulated utilities are increasingly seeking approval to "rate-base" their own solar energy system and energy storage system businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar energy system and energy storage system businesses. This is already commonplace for utility-scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar energy systems or energy storage systems, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.

We also compete with retail electric providers and independent power producers which are not regulated like centralized electric utilities but have access to the centralized utilities' electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations our current business model requires. This may limit our ability to acquire new customers, particularly those who wish to avoid long-term agreements or have an aesthetic or other objection to putting solar panels on their roofs.

We also compete with solar companies with vertically-integrated business models, including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services. If the integrated approach of our competitors is successful, it may limit our ability to originate solar energy systems. Many of our vertically-integrated competitors are larger than we are. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than we can. Solar companies with vertically-integrated business models could also offer other value-added products or services that could help them to compete with us. Larger competitors may also be able to access financing at a lower cost of capital than we are able to obtain.

We also compete with other solar companies who sell or finance products directly to consumers, inclusive of programs like Property-Assessed Clean Energy financing programs established by local governments. For example, we face competition from solar installation businesses that seek financing from external parties or utilize competitive loan products or state and local programs.

We also compete with solar companies with business models similar to our own, some of which are marketed to potential customers by our dealers, and we may also face competition from new entrants into the market. Some of these competitors specialize in the distributed solar energy market, some may provide energy at lower costs than we do and some may offer similar services and products as we do. Many of our competitors also have significant brand name recognition, lower barriers to entry into the solar market, greater capital resources than we have and extensive knowledge of our target markets.

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

Customer contracts may be canceled after signing due to customers exercising certain cancellation rights in our contracts or a failed inspection, which could cause us to generate no revenue despite incurring costs and adversely affect our results of operations.

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

Risks Related to Regulations

Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. Changes in these rebates, credits or incentives or our ability to monetize them could adversely impact our business.

Our business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed solar. Revenues from SRECs constituted approximately 7%, 7% and 9% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. For example, New Jersey's SREC program closed in 2020 due to legislation requiring it be closed by the earlier of the share of electricity sold by the state's utilities supplied by solar reaching 5.1% or June 2021. Following the close of the program in June 2020, customers became eligible for Transitional Renewable Energy Credits ("TRECs") under an interim transitional program replacing SRECs that provides for a lower level of revenue than the SREC program. In July 2021, the New Jersey Board of Public Utilities closed the TREC program effective August 27, 2021 and approved the long-term successor program to the TREC program, which is referred to as the Successor Solar Incentive Program ("SuSI"). Under the SuSI program, which became effective on August 28, 2021, residential facilities are eligible for the Solar Renewable Energy Certificate-II ("SREC-II") incentive. For net metered residential facilities, the SREC-II provides an administratively-determined fixed payment per megawatt hour that is guaranteed for 15 years, but is lower than the level revenue provided by the TREC program. The financial value of certain incentives decreases over time. If we overestimate the future value of these incentives, it could adversely impact our business, results of operations and financial results. See "Business—Government Incentives".

A loss or reduction in such incentives could decrease the attractiveness of new solar energy systems to customers or as collateral for financings, which could adversely impact our business and our access to capital. We also enter into economic hedges related to expected production of SRECs through forward contracts that require us to physically deliver the SRECs upon settlement. These arrangements may, depending on the instruments used and the level of additional hedges involved, limit any potential upside from SREC production increases. We may be exposed to potential economic loss should a counterparty be unable or unwilling to perform their obligations under the terms of a hedging agreement. In addition, we are exposed to risks related to changes in interest rates and may engage in hedging activities to mitigate related volatility. We may fail to properly hedge these SRECs or may fail to do so economically, which may also adversely affect our results of operations.

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

The federal government currently provides for the Section 48(a) ITC, the Section 48E ITC for eligible property that begins construction after 2024 (or is placed in service after 2024) and the Section 25D Credit. Under current law, the Section 48(a) ITC of the Code allows taxpayers to claim an investment tax credit that, depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, can range between 6% and 70% of the basis of certain commercially owned energy property, in each case construction of which begins before 2025. The Section 48E ITC percentage generally will be the same as the percentage for the Section 48(a) ITC. The Section 48E ITC percentage will begin to phase down for projects that began construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels. To be eligible for the Section 48(a) ITC or the Section 48E ITC at the 30% level, the eligible energy property must either (a) meet certain labor and apprenticeship requirements or (b) have a maximum net output of less than one megawatt (as measured in alternating current). Beginning in 2023, we may claim the Section 48(a) ITC or the Section 48E ITC, as applicable, for energy storage systems regardless of whether such systems are installed in conjunction with solar energy systems. We would be able to claim the Section 48(a) ITC or the Section 48E ITC, as applicable, when available for solar energy systems or energy storage systems we originate under lease agreements or PPAs based on our ownership of the solar energy system at the time it is placed in service. Additionally, the IRA allows for the transfer of ITCs, increasing opportunities to monetize the relevant credits.

The IRA also created several ITC "bonus credits" to further incentivize various types of solar and storage facilities. Under these new rules, the ITC may be increased by 10 percentage points if it has sufficient "domestic content", by 10 percentage points if it is located in an "energy community", and by 10 or 20 percentage points if it is located in a low-income community and receives an allocation from the Department of Treasury of a portion of the annual "environmental justice solar and wind capacity limitation". The U.S. Department of the Treasury has issued multiple notices or other pieces of guidance for each bonus credit. Our ability to use the domestic content bonus credit will depend in part on the extent we can obtain the necessary information from our equipment suppliers, provide comfort to our financing partners and insurers that we have complied with the burdensome existing guidance, and comply with current and future guidance.

Section 25D of the Code allows an individual to claim a 30% federal tax credit with respect to a residential solar energy system and/or energy storage system that is owned by the homeowner. As a result, the Section 25D Credit is claimed by customers who purchase solar energy systems and/or energy storage systems. Current law provides this Section 25D Credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034 and further reduce to 0% after 2034, unless it is extended before that time. The Section 25D Credit reduces the cost of consumer ownership of solar energy systems and/or energy storage systems, such as under the loan program.

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

The assumptions regarding expected tax benefits, both in timing and amount, are made in accordance with the guidance provided by the IRS. Any changes to the IRS guidance which we relied upon in structuring our projects, any legislative, administrative or other similar changes, failure to comply with the requirements, including the safe harbor guidance, lower levels of incentives granted or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of the ITC, could materially and adversely affect our business and financial results. If the IRS disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems we have constructed or we construct in the future, including the systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our investors or counterparties who have purchased ITCs for the loss of tax incentives. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects. Additionally, if the amount or timing of ITCs received varies from what we have projected, our revenues, margins and cash flows could be adversely affected.

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

While we are not regulated as extensively as an electric public utility, we are subject to certain utility-like regulations in jurisdictions such as California, New York, Arizona, Nevada, Florida and Puerto Rico. In New York, distributed energy providers are subject to regulation by the New York Public Service Commission (the "NYPSC") with respect to customer interactions (including contracting and marketing) and are required to comply with the NYPSC's Uniform Business Practices. In connection with approving the Uniform Business Practices, the NYPSC also established an oversight framework under which it could impose other regulatory requirements on distributed energy providers. In Puerto Rico, we are regulated as an electric service company under applicable PREB regulations in connection with the sale and invoicing of energy generated by distributed generation systems having an aggregate capacity of 1 megawatt or more. Among other requirements, these regulations impose certain filing, certification, reporting and annual fee requirements upon us but do not currently subject the companies to centralized utility-like regulation or require the PREB's approval of their charges. In California, the CPUC issued an order approving several consumer protection measures for solar customers, including a requirement for solar providers to provide customers with the California Solar Consumer Protection Guide, which provides customers with information regarding the selection of a contractor, solar financing, bill savings estimates, net energy metering and electric rates, low-income options and related matters. The CPUC order also requires the investor-owned utilities in California to adopt procedures to verify during the interconnection process that the customer received the California Solar Consumer Protection Guide and that the solar provider is licensed, and to collect and report on complaints regarding solar providers. If we become subject to new, additional regulatory requirements in these jurisdictions or other jurisdictions adopt similar regulatory requirements, our operating costs would materially increase or we might have to change our business in ways that could have a material adverse effect on our business, financial condition and results of operations.

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

Utilities in Arizona, California, New Jersey and Puerto Rico, among other states and jurisdictions, have proposed or received approval by state regulators for such rate measures as described in this risk factor. Any such changes affecting rates could increase our customers' cost to use our solar energy systems and make our service and product offerings less desirable, thereby harming our business, financial condition and results of operations. The imposition of any such rate measures could limit the ability of distributed solar power companies to compete with the price of electricity generated by centralized electric utilities, which may reduce the number of solar energy systems installed in those jurisdictions. Additionally, any such unaccounted for increases in the fees or charges applicable to existing customer agreements may increase the cost of energy to those customers and result in an increased rate of defaults, terminations or cancelations under our solar service agreements. In addition, changes to government or internal utility regulations and policies that favor centralized electric utilities could reduce our competitiveness and cause a significant reduction in demand for our product offerings.

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

Net metering programs have been subject to legislative and regulatory scrutiny in some states and territories including, but not limited to, California, New Jersey, Arizona, New Hampshire, Nevada, Connecticut, Florida, Maine, Kentucky, Puerto Rico and Guam. These jurisdictions, by statute, regulation, administrative order or a combination thereof, have recently adopted or are considering new restrictions and additional changes to net metering programs either on a state-wide basis or within specific utility territories. Many of these measures were introduced and supported by centralized electric utilities. These measures vary by jurisdiction and may include a reduction in the rates or value of the credits customers are paid or receive for the power they deliver back to the electrical grid, caps or limits on the aggregate installed capacity of generation in a state or utility territory eligible for net metering, expiration dates for and phasing out of net metering programs, replacement of net metering programs with alternative programs that may provide less compensation and limits on the capacity size of individual distributed generation systems that can qualify for net metering. Net metering and related policies concerning distributed generation also received attention from federal legislators and regulators.

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

In New Jersey, the Board of Public Utilities has the option under state law of limiting participation in the retail rate net metering program if the aggregate capacity of owned and operating systems reaches 5.8% of total annual kWh sold in the state. In November 2024, the Staff of the New Jersey Board of Public Utilities issued a notice stating it calculated the 5.8% threshold was reached during Energy Year 2024, which ended in May 2024. By the same notice, the Staff of the New Jersey Board of Public Utilities initiated stakeholder proceedings concerning potential future changes to net metering policies. A technical conference was convened in February 2025 for stakeholders to present their views on the design of a successor net metering program, and post-conference public comments are due in March 2025. These proceedings are expected to result in the development of recommendations to the New Jersey Board of Public Utilities for potential adoption of a successor net metering program. No proposals are yet before the New Jersey Board of Public Utilities and no final action has been taken at this stage. In October 2023, the Arizona Corporation Commission voted to reopen the proceeding that set the level of net metering credits. The value of credits, the current schedule for the step-down of the credit value over time and the length of the period during which the value of credits are locked in for customers may all be subject to review. No final action has been taken at this stage.

In Puerto Rico, legislation enacted in January 2024 known as Act 10 extended current net metering policies through at least 2030, absent further regulatory action. In July 2024, the Puerto Rico Financial Oversight and Management Board ("FOMB") filed a lawsuit to invalidate Act 10, advocating the Act was a legislative overreach on the political independence of the PREB, as well as highlighting the need for the study of proper policy decisions. Subsequently, the PREB published a draft study on net metering it may use in future cost-shifting arguments and regulatory action in favor of devaluing Puerto Rico net metering. Based on the historical record, we believe the FOMB will likely prevail in invalidating Act 10. Nevertheless, without the completion of the PREPA bankruptcy (as defined below) and without further action by PREB, the landscape remains uncertain with respect to any immediate changes to net metering in Puerto Rico.

Net metering customers in Puerto Rico may be impacted by transition charges and other requirements contemplated in a restructuring agreement between PREPA and its creditors, currently pending before the U.S. District Court for the District of Puerto Rico in bankruptcy-like proceedings under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act. Nevertheless, that matter has not been finally adjudicated by the Title III Court and creditors could appeal any final judgement. In recent court filings, the Title III Court has extended mediation efforts through April 2025 and has required the Oversight Board to file a status report by February 28, 2025 identifying a proposed timetable for the filing of a new or amended POA. However, the PREPA bankruptcy is ongoing and its ultimate effects on net metering in Puerto Rico are currently unknown.

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

Our lease and PPA agreements are third-party ownership arrangements. Retail sales of electricity by third parties such as us face regulatory challenges in some states and jurisdictions, including states and jurisdictions we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the vertically-integrated centralized electric utility. Some of the principal challenges pertain to whether third-party owned solar energy systems qualify for the same levels of rebates or other non-tax incentives available for customer‑owned solar energy systems, whether third-party owned solar energy systems are eligible at all for these incentives and whether third-party owned solar energy systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories, third parties are limited in the way they may deliver solar to their customers. In certain jurisdictions, laws have been interpreted to prohibit the sale of electricity pursuant to PPAs, leading distributed solar energy system providers to use leases in lieu of PPAs, in addition to customer ownership. These regulatory constraints may, for example, give rise to various property tax issues. See

"Risks Related to Taxation". Changes in law and reductions in, eliminations of or additional requirements for, benefits such as rebates, tax incentives and favorable net metering policies decrease the attractiveness of new solar energy systems to distributed solar power companies and the attractiveness of solar energy systems to customers, which could reduce our acquisition opportunities. Such a loss or reduction could also adversely impact our access to capital and reduce our willingness to pursue solar energy systems due to higher operating costs or lower revenues from leases and PPAs.

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

Violations of export control and/or economic sanctions laws and regulations to which we are subject and changes to U.S. foreign trade policy could have a material adverse effect on our business operations, financial position and results of operations, and we cannot predict the impact to our business or the future development of such laws and regulations.

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

In addition, changes in U.S. foreign policy, including as a result of the new presidential administration, could lead to additional export barriers or economic sanctions being imposed against foreign jurisdictions. Any such change in U.S. foreign policy could restrict or prohibit our ability to transact with, source from or export to certain foreign countries, individuals and entities (including manufacturers and suppliers) or to conduct business outside of the U.S. We cannot predict what changes to U.S. trade policy will be made by the Trump Administration, a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in adverse reactions from U.S. trading partners, including the adoption by such countries of responsive trade policies that may make it more difficult or costly for U.S. businesses to do business with suppliers and manufacturers of such countries. Changes to U.S. foreign trade policy that restrict our ability to transact with other countries, individuals or entities or to conduct business outside the U.S. could materially and adversely affect our business, financial condition, results of operations and liquidity.

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

We are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and may affect our business. We must comply with various international, federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations, including those applicable to consumer loans and their origination, are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorneys general and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. For example, state attorneys general of several states have filed lawsuits against other solar financing companies alleging (among other claims) that certain so-called "upfront fees" related to loan financing were not properly disclosed to consumers. These lawsuits are at an early stage and we cannot predict their outcome or how, if any of them is adversely determined to the other solar financing companies, they will affect our practices.

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

As of December 31, 2024, we had approximately $1.4 billion of U.S. federal NOLs, a portion of which will begin to expire in 2032, and approximately $313.3 million of U.S. federal tax credit carryforwards, which will begin to expire in 2033. Utilization of our NOLs and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an ownership change (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders, including one or more groups of public stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. Similar rules under Section 383 of the Code impose an annual limitation on the amount of tax credit carryforwards, including carryforwards of Section 48(a) ITCs and Section 48E ITCs, that may be used to offset U.S. federal income taxes.

We experienced an ownership change in August 2020 as defined by Sections 382 and 383 of the Code, which limits our future ability to utilize NOLs and tax credits generated before the ownership change. However, these limitations do not prevent the use of our NOLs to offset certain built-in gains, including deemed gains with respect to our cost recovery deductions, recognized by us within five years after the ownership change with respect to assets held by us at the time of the ownership change, or the use of our tax credits to offset related tax liabilities, to the extent of our net unrealized built-in gain at the time of the ownership change. We have determined that, based upon the size of our net unrealized built-in gain at the time of our 2020 ownership change and our projected recognition of deemed built-in gains in the five years following the ownership change, there is no impact on the balances for deferred taxes or valuation allowance. Another ownership change could occur as a result of transactions that increase the ownership percentage of any of our 5% stockholders during a rolling three-year period, including redemptions of our stock, sales of our stock by other deemed 5% stockholders or issuances of stock by us, whether in additional public offerings or otherwise. If such another ownership change occurs, our ability to utilize NOLs and tax credit carryforwards may be subject to further limitation under Sections 382 and 383 of the Code. The application of the aforementioned limitations may cause U.S. federal income taxes to be paid by us earlier than they otherwise would be paid if such limitations were not in effect and could cause such NOLs and tax credit carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax credit carryforwards. To the extent we are not able to offset our future taxable income with our NOLs or offset future taxes with our tax credit carryforwards, this would adversely affect our operating results and cash flows if we have taxable income in the future. These same risks can arise in the context of state income and franchise tax given many states conform to federal law and rely on federal authority for determining state NOLs.

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

Historically, there have been a limited number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from the tax benefits our tax equity vehicles provide, and a lack of depth in this market may limit our ability to complete such tax equity financing. Potential investors seeking tax-advantaged financing must remain satisfied the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors' assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of tax equity investors to invest in tax equity vehicles associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain this type of financing will continue to be available to us as the legal and regulatory landscape may shift in a manner that reduces or eliminates the attractiveness of such financing opportunities. For example, in July 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation jointly released a Notice of Proposed Rulemaking to implement a set of rules known as "Basel III", which could substantially increase the capital requirements applicable to large banking organizations with investments in tax equity. These rules, which take effect in 2025, could make tax equity investments significantly less attractive for large banks. Also, the Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Treasury Department determines greenhouse gas emissions from the production of electricity in the U.S. are no more than 25% of 2022 levels.

The IRA also added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC, to third parties for cash. While we believe the ability to transfer the ITC is favorable to our business, it is unclear what effect the ability to transfer these tax credits will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. However, there is no guarantee transferable ITCs or other tax benefits will remain available to us on terms favorable to us, investors or at all. Additionally, we may be unable to identify investors interested in engaging in this type of financing with us. As of December 31, 2024, we have formed 36 tax equity vehicles to which investors such as banks and other large financial investors have committed to invest approximately $4.0 billion. The undrawn committed capital for these tax equity vehicles as of December 31, 2024 is approximately $537.3 million. We plan to continue to form new tax equity vehicles as long as existing and future tax law and regulations, which we cannot predict and which are subject to change based on a variety of factors beyond our control, make such financing attractive. See "—Risks Related to Regulations—Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. Changes in these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

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

Our tax equity vehicles require that, prior to a date that is at least five years after the last project was placed in service, the tax equity investor receives substantially all the non-cash value attributable to the solar energy systems; however, we typically receive a majority of the cash distributions. In the event the tax equity investor has tax liability as a result of its investment and the cash distributions payable to the tax equity investor are not sufficient to pay such tax liability, the amount of distributions payable to us may be reduced. The amounts of potential tax liability (and the potential for a reduced distribution to us) depend on the tax benefits that accrue to such investors from the tax equity vehicles' activities and may be impacted by changes in tax law. See "Changes in tax law could adversely affect our business".

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

Due to uncertainties associated with estimating the timing and amounts of cash distributions and allocations of tax benefits to such investors, we cannot determine the potential impact on our cash flows under current or future arrangements. Any significant reductions in the cash we expect to receive from these structures, including as a result of changes in U.S. tax policy resulting from the new presidential administration, could adversely affect our financial condition.

Changes in tax law could adversely affect our business.

U.S. tax law is always subject to change. For example, in August 2022, the U.S. enacted the IRA, which contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and 1% excise tax on stock repurchases. Other potential changes to the Code include changes to the U.S. corporate income tax rate and provisions limiting or eliminating various deductions, credits or tax preferences. Interpretations of the Code and regulations promulgated by the IRS are likewise subject to change, including as a result of action by the new presidential administration. Any future change to the substance, interpretation or enforcement of U.S. tax law could result in adverse consequences to us, such as the limitation, modification or elimination of deductions, credits and tax preferences. Even if such deductions, credits and tax preferences remain available to us, there can be no assurance we will be able to use or benefit from such availability. In addition, as states elect to conform (or else have rolling conformity) to the Code, interpretations of the Code and related regulations (including those promulgated by state authorities) could likewise affect our state income and franchise tax obligations. Any future changes in tax law, including changes to U.S. federal, state, territorial or local tax law, could affect our tax position or ability to claim certain deductions, credits and tax preferences, which could adversely impact our business. See "Risk Factors—Risks Related to Regulations—Our business currently depends in part on the availability of rebates, tax credits and other financial incentives. Changes in these rebates, credits or incentives or our ability to monetize them could adversely impact our business".

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

The Section 48(a) ITCs and the Section 48E ITCs are subject to recapture under the Code if a solar energy system either ceases to be qualifying property or undergoes certain changes in ownership within five years of its placed in service date. The amount of Section 48(a) ITCs or Section 48E ITCs subject to recapture decreases by 20% of the claimed amount on each anniversary of a solar energy system's placed in service date. Recapture may occur under certain circumstances in connection with a sale of the direct or indirect equity of any of our tax equity vehicles, including those that serve as collateral for our debt financing arrangements. If such a recapture event were to occur, we could owe certain of our tax equity vehicles, our tax equity investors or a tax credit buyer an amount equal to such vehicles' or investors' or buyers' share of the Section 48(a) ITCs or the Section 48E ITCs that were recaptured. We could also be subject to tax liabilities, including interest and penalties, based on our share of recaptured Section 48(a) ITCs or Section 48E ITCs. Any such recapture could have a material adverse effect on our business and financial condition.

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

Because we have long-term, contractual relationships with our customers which require them to make monthly payments throughout the term of their contract, we are subject to the credit risk of our customers and screen our customers based upon their credit rating in an attempt to mitigate the risk of customer default. As of December 31, 2024, the average FICO® score of our customers for whom we have a FICO® score was 742 at the time of signing the customer agreement. The accuracy of independent third-party information provided to the credit reporting agency cannot be verified. A FICO® score purports only to be a measurement of the relative degree of risk a borrower represents to a lender, i.e., a borrower with a higher score may be less likely to default in payment than a borrower with a lower score.

As of December 31, 2024, approximately 0.6% of our customers were in default under their customer agreements. However, as we grow our business, the risk of customer defaults may increase as credit scores are dynamic and may deteriorate over a 25-year period. During an economic downturn or during periods of rising inflation and interest rates, the risk of customer defaults may increase. In addition, our customers may assign their solar service agreements to other customers who have lower credit scores or we may enter into new solar service agreements in the future with customers who have lower credit scores than our current customers. In addition, future developments, including competition from other renewables, could decrease the attractiveness of our current contracts. Although our solar service agreements grant us the ability to terminate the agreement with the customer and repossess the defaulting customers' solar energy system in certain circumstances, enforcement of these rights under the solar service agreement may be difficult, expensive and time-consuming. Non-solar customer agreements may experience higher delinquency and default rates than our other customer agreements primarily due to the nature of the product and shorter tenor. If we experience increased customer defaults or delinquencies, our revenue, cash distributions from subsidiaries and our ability to raise new investment funds could be adversely affected. If economic conditions worsen, certain of our customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material adverse effect on our financial condition and results of operations.

We are not able to insure against all potential risks and we may become subject to higher insurance premiums.

We are exposed to numerous risks inherent in the operation of solar energy systems and energy storage systems, including equipment failure, manufacturing defects, natural disasters such as hurricanes, freezes, fires and earthquakes, terrorist attacks, sabotage, vandalism and environmental risks. For example, components of our solar energy systems and energy storage systems, such as panels, inverters and batteries, could be damaged by severe weather or natural disasters, such as tsunamis, hurricanes, fires, tornadoes, hailstorms or lightning. If our solar energy systems or energy storage systems are damaged in the event of a natural disaster or other event beyond our control, losses could be outside the scope of insurance policies or exceed insurance policy limits and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant additional costs in taking actions in preparation for, or in reaction to, such events.

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

We may, from time to time, provide guidance regarding our future performance that represents our management's estimates as of the date such guidance is provided. Any such guidance would be based upon a number of assumptions with respect to future business decisions (some of which may change) and estimates, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies (many of which are beyond our control). Guidance is necessarily speculative in nature and it can be expected some or all the assumptions that inform such guidance will not materialize or will vary significantly from actual results. Our ability to meet any forward-looking guidance is impacted by a number of factors including, but not limited to, the number of our solar energy systems sold versus leased, changes in installation costs, the availability of additional financing on acceptable terms (including to refinance our existing indebtedness), changes in the retail prices of traditional utility-generated electricity, the availability of rebates, tax credits and other incentives, changes in policies and regulations including net metering and interconnection limits or caps, the availability of solar panels, inverters, batteries and other raw materials, as well as the other risks to our business described in this "Risk Factors" section. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date such guidance is provided. Actual results may vary from such guidance and the variations may be material. Investors should also recognize the reliability of any forecasted financial data diminishes the farther into the future the data is forecast. In light of the foregoing, investors should not place undue reliance on our financial guidance and should carefully consider any guidance we may publish in context.

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

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity risk, we leverage strategic external partnerships to assist with assessing and mitigating cybersecurity threats to us. For example, we utilize multiple third-party managed security service providers who perform security operations center consulting and investigative duties as a backup to our in-house dedicated cybersecurity team.

Managing Third-Party Risk

We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf or have access to our information systems, and we have processes in place to oversee and manage these risks. We conduct thorough security assessments of these third party engagements and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Incidents

As of December 31, 2024, we have identified no security incidents or breaches that are material, or likely to be material, to our business strategy, results or financial condition. As such, we have not allocated any material capital towards addressing information security breaches in the last three years, nor have we incurred any material expenses from penalties and settlements related to a material breach during this period. The materiality of an incident is determined by a team convened for an incident, according to guidelines set forth in our incident response policy and process documentation. We believe we are adequately insured against losses related to possible information security breaches and we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business.

Board Governance and Oversight

We involve multiple levels of oversight as a part of our approach to cybersecurity risk management.

Risk Management Personnel

Our CISO is responsible for the oversight, implementation and compliance of our cybersecurity program and mitigation of cyber-related risks. Our current CISO has more than 20 years of industry experience and over 5 years of experience with development, training and controls of effective enterprise cybersecurity programs. Our CISO's responsibilities include, but are not limited to, (a) reviewing our enterprise risk register and functional risk register, (b) maintaining adequate processes to manage the identified risks under our cybersecurity program, (c) analyzing logs of cybersecurity threats and vulnerabilities, (d) overseeing prevention, detection, mitigation and remediation efforts and (e) developing, maintaining and ensuring team familiarity with the above mentioned incident response plan. Additionally, we maintain an experienced software and business technology team at the employee level that supports the implementation of our cybersecurity program and internal reporting, security and mitigation functions.

Board of Director Oversight

Our Board has delegated oversight of risks from cybersecurity threats, as well as overall Enterprise Risk Management, to our audit committee. The audit committee reviews and evaluates the effectiveness of our cybersecurity frameworks, policies, programs, opportunities and risk profile, as well as our business continuity and disaster recovery efforts. Members of our audit committee have cybersecurity experience from their principal occupation or other professional experience. Members of software and business technology management, including our CISO, regularly report on our cybersecurity matters to both the audit committee of our Board and the full Board, as follows:

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

In February 2024, a purported stockholder class action was filed against us and certain of our current and former individual executives in the Southern District of Texas, Houston Division. In June 2024, the court-appointed lead plaintiffs filed their first amended complaint on behalf of a class of persons who purchased our stock between July 2019 and May 2024, alleging certain statements made during the class period about our business, operations and compliance policies were false and misleading and we failed to disclose customer service complaints and alleged improper business practices. The lead plaintiffs seek an unspecified amount of damages. In August 2024, we filed a motion to dismiss, and in January 2025, the U.S. Magistrate Judge issued a report and recommendation, subject to the district court's approval, recommending our motion to dismiss be granted, but granting lead plaintiffs' request for an opportunity to amend. We believe the lawsuit to be without merit and intend to continue to vigorously defend ourselves.

In June 2024, three purported stockholders filed largely overlapping derivative complaints against us, certain of our current and former individual executives, our current directors and certain of our former directors in the Southern District of Texas, Houston Division. In August 2024, the lawsuits were consolidated into a single lawsuit and a consolidated complaint was filed in September 2024. The consolidated complaint, in addition to naming additional defendants, generally asserts state-law claims for breach of fiduciary duty, unjust enrichment and other similar claims, as well as claims under Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, based on the largely same purported wrongdoing as in the putative securities class action suit. We believe the lawsuit to be without merit and intend to vigorously defend ourselves.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE under the symbol "NOVA" on July 25, 2019.

Holders

As of February 26, 2025, there were approximately 29 holders of record of our common stock. Certain shares are held in "street" name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Performance Graph

The following stock performance graph compares our total stock return with the total return for (a) the NYSE Composite Index and the (b) the Invesco Solar ETF, which represents a peer group of solar companies, for the period from July 25, 2019 (the date our common stock commenced trading on the NYSE) through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price of $11.25 on July 25, 2019 and in the NYSE Composite Index and the Invesco Solar ETF on July 25, 2019, including the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any sales of unregistered equity securities during the years ended December 31, 2024, 2023 and 2022 that we have not previously reported on an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contain forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed under "Special Note Regarding Forward-Looking Statements", "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Unless the context otherwise requires, the terms "Sunnova", the "Company", "we", "us" and "our" refer to SEI and its consolidated subsidiaries.

Company Overview

See Note 1, Description of Business and Basis of Presentation. In addition, service is an integral part of our agreements and includes monitoring, repairs and replacements, equipment upgrades (as necessary and at our discretion), on-site power optimization for the customer (for both supply and demand), the ability to efficiently switch power sources between the solar energy system and/or energy storage system and the grid, as appropriate, and diagnostics for the solar energy system and energy

Management's Discussion and Analysis of Financial Condition and Results of Operations
storage system. During the life of the contract, we have the opportunity to integrate related and evolving servicing and monitoring technologies and other sustainable home products to upgrade the flexibility and reduce the cost of our customers' energy supply.

In the case of leases and PPAs, we receive tax benefits and other incentives from federal, state and local governments. We utilize tax equity partnerships, tax credit sales, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

In addition to providing ongoing service as a standard component of our customer agreements, we also offer ongoing energy services to customers who purchased their solar energy system through third parties. Under these arrangements, we agree to provide monitoring, maintenance and/or repair services to these customers for the life of the service contract they sign with us. In addition, we offer one-time repair services to customers who purchased their solar energy systems or sustainable home products through third parties or services that are not otherwise covered by warranty.

Our offerings include non-solar financing for other sustainable home products. Specifically, our offerings include a non-solar loan program enabling customers to finance the purchase of products independent of a solar energy system or energy storage system (such as electric vehicle chargers or generators). We believe the quality and scope of our sustainable home product offerings, whether to customers that obtained their solar energy system or energy storage system through us or through a third party, is a key differentiator between us and our competitors.

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

We commenced operations in January 2013 and began providing solar energy services under our first solar energy system in April 2013. Since then, our brand, innovation and focused execution have driven growth in our market share and in the number of customers on our platform. We operate one of the largest residential fleets of solar energy systems in the U.S., comprising more than 2,892 megawatts of generation capacity and our diversified offerings of sustainable home solutions serve over 441,000 customers as of December 31, 2024.

Recent Developments

Financing Transactions

In October 2024, we admitted a tax equity investor with a total capital commitment of approximately $95.0 million. In December 2024, we admitted a tax equity investor with a total capital commitment of $500.0 million. In February 2025, a tax equity investor increased its capital commitment from $152.1 million to $176.8 million.

In October 2024, we amended the revolving credit facility by and among Sunnova TEP Holdings, LLC ("TEPH"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) extend the maturity date from November 2025 to August 2026, (b) extend the date upon which lender commitments terminate (and no further advances are permitted under the TEPH revolving credit facility) from May 2025 to May 2026, (c) require us to maintain a specified minimum working capital amount as of quarterly determination dates, (d) add certain events of default and (e) increase the aggregate commitment amount from $1.361 billion to $1.362 billion.

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

In December 2024, we amended the revolving credit facility by and among Sunnova EZ-Own Portfolio Holdings, LLC ("EZOP"), certain of our other subsidiaries party thereto, Atlas Securitized Products Holdings, L.P., as administrative agent, and the lenders and other financial institutions party thereto, to, among other things, (a) extend the maturity date from November 2025 to February 2026, (b) decrease the aggregate commitment amount from $875.0 million to $550.0 million, (c) decrease the

Management's Discussion and Analysis of Financial Condition and Results of Operations
maximum facility amount from $1.0 billion to $550.0 million and (d) make certain updates to the definition of "Excess Concentration Amount". In January 2025, we further amended the EZOP revolving credit facility to, among other things, (a) add an event of default if we fail to complete one or more takeout transactions for 95% of the Eligible Solar Loans under and as defined by our EZOP revolving credit facility by March 2025, (b) provide temporary relief from a liquidity reserve step-up event determination made in January 2025 based on a solar loan delinquency test that would have required a reserve account deposit of approximately $7.1 million, which liquidity reserve step-up event was cured in January 2025, (c) require the cash flow waterfall and takeout proceeds to be applied to repay lender advances in full prior to distributions of cash to us, (d) require that by March 2025 we restructure our affiliates providing billing and collections services and operating and maintenance services or engage acceptable third-party back-up vendors, (e) require consent over new borrowings (except to complete any existing partially disbursed borrowings), any partial takeout transactions or certain collateral transfers and (f) remove an amortization event related to maintaining a commitment to (and levels of origination of) solar loans.

In December 2024, we amended the revolving credit facility by and among Sunnova Inventory Supply, LLC ("IS"), Texas Capital Bank, as agent and lender, and the lenders party thereto, to, among other things, increase the amount of letter of credit that can be issued under the IS revolving credit facility from $0 to $6.0 million.

In December 2024, we entered into a notes payable agreement by and among Sunnova Asset Portfolio 8, LLC, Banco Popular de Puerto Rico, as agent, and the lenders party thereto, for an amount of $68.8 million for Class A notes and $6.2 million for Class B notes with a maturity date of October 2059. The Class A and Class B notes bear interest at an annual rate of 6.50% and 6.70%, respectively. The proceeds of the loans under the AP8 credit facility are available to (a) pay expenses related to the offering of the notes, (b) repay a portion of one or more of our existing financing arrangements and (c) finance or refinance, in whole or in part, our existing or new investments and expenditures related to capital investment, research, development, acquisition, manufacturing, distribution, maintenance and operation of solar energy systems and energy storage systems and enabling technologies for solar energy storage and optimization.

In March 2025, one of our subsidiaries entered into a loan facility (the "Solstice loan facility") with a commitment amount of $185.0 million and a maturity date of March 2028. Borrowings under the Solstice loan facility bear interest at an annual rate of 15.00%. The facility is non-recourse to SEI. The proceeds from this facility are, subject to customary conditions, available for paying fees incurred in connection with closing the facility and for general corporate purposes.

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

In December 2024, one of our subsidiaries issued $197.6 million in aggregate principal amount of Series 2024-PR1 Class A solar asset-backed notes, $17.9 million in aggregate principal amount of Series 2024-PR1 Class B solar asset-backed notes and $12.7 million in aggregate principal amount of Series 2024-PR1 Class C solar asset-backed notes (collectively, the "AURI Notes") with a maturity date of October 2059. The AURI Notes bear interest at an annual rate equal to 6.50%, 6.70% and 11.00% for the Class A, Class B and Class C notes, respectively. We used the proceeds of the AURI Notes, together with cash on hand, to repay and voluntarily terminate the credit facility by and among Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova SLA Management, LLC, Sunnova Asset Portfolio 8 Holdings, LLC, Banco Popular de Puerto Rico, as administrative agent, the lenders and funding agents party thereto and U.S. Bank, National Association, as the custodian. At the time of termination, all outstanding obligations under the AP8 credit facility were paid in full and all hedging agreements permitted by the AP8 credit facility were settled.

In February 2025, one of our subsidiaries issued $282.3 million in aggregate principal amount of Series 2025-P1 Class A solar asset-backed notes and $13.5 million in aggregate principal amount of Series 2025-P1 Class B solar asset-backed notes (collectively, the "SOLIX Notes") with a maturity date of January 2060. The SOLIX Notes bear interest at an annual rate equal to 6.28% and 8.65% for the Class A and Class B notes, respectively.

Securitizations

As a source of long-term financing, we securitize qualifying solar energy systems, energy storage systems and related customer agreements into special purpose entities who issue solar asset-backed and solar loan-backed notes to institutional investors. We also securitize the cash flows generated by the membership interests in certain of our indirect, wholly-owned subsidiaries that are the managing member of a tax equity fund that owns a pool of solar energy systems, energy storage systems and related customer agreements that were originated by one of our wholly-owned subsidiaries. We often obtain public or private credit ratings on our securitizations from nationally recognized statistical rating agencies. The federal government

Management's Discussion and Analysis of Financial Condition and Results of Operations
currently provides business investment tax credits under Section 48(a) (the "Section 48(a) ITC") and residential energy credits under Section 25D (the "Section 25D Credit") of the U.S. Internal Revenue Code of 1986, as amended. For projects that begin construction or are placed in service after December 31, 2024, the Section 48(a) ITC is replaced with investment tax credits under Section 48E(a) (the "Section 48E ITC"). We do not securitize the Section 48(a) ITC incentives, and currently do not plan to securitize any Section 48E ITC incentives, associated with the solar energy systems and energy storage systems as part of these arrangements. However, we securitize the equity interests in tax equity funds that may participate in the sale of such tax credits, and we may also securitize the expected proceeds from the sale of such tax credits. We use the cash flows these solar energy systems and energy storage systems generate to service the monthly, quarterly or semi-annual principal and interest payments on the notes and satisfy the expenses and reserve requirements of the special purpose entities, with any remaining cash distributed to their sole members, who are typically our indirect wholly-owned subsidiaries. In connection with these securitizations, certain of our affiliates receive a fee for managing and servicing the solar energy systems and energy storage systems pursuant to management, servicing, facility administration and asset management agreements. The special purpose entities are also typically required to maintain a liquidity reserve account and a reserve account for equipment replacements and, in certain cases, reserve accounts for financing fund purchase option/withdrawal right exercises or storage system replacement for the benefit of the holders under the applicable series of notes, each of which are funded from initial deposits or cash flows to the levels specified therein. The creditors of these special purpose entities have no recourse to our other assets except as expressly set forth in the terms of the notes. From our inception through December 31, 2024, we have issued $6.4 billion in solar asset-backed and solar loan-backed notes.

Tax Equity Funds

Our ability to offer and finance long-term solar service agreements depends in part on our ability to finance the installation of the solar energy systems and energy storage systems by co-investing with tax equity investors, such as large banks who value the resulting customer receivables and Section 48(a) ITCs or Section 48E ITCs, accelerated tax depreciation and other incentives related to the solar energy systems and energy storage systems, primarily through structured investments known as tax equity. Tax equity investments are generally structured as non-recourse project financings known as tax equity funds. In the context of distributed generation solar energy, tax equity investors make contributions upfront or in stages based on milestones in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems and energy storage systems. In these tax equity funds, the U.S. federal income tax attributes offset taxes that otherwise would have been payable on the investors' other operations. The terms and conditions of each tax equity fund vary significantly by investor and by fund. We continue to negotiate with potential investors to create additional tax equity funds.

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

We typically have an option to acquire, and our tax equity investors may have an option to withdraw and require us to purchase, all the equity interests our tax equity investor holds in the tax equity funds starting approximately five years after the

Management's Discussion and Analysis of Financial Condition and Results of Operations
last solar energy system in the applicable tax equity fund is operational. If we or our tax equity investors exercise this option, we are typically required to pay at least the fair market value of the tax equity investor's equity interest and, in certain cases, a contractual minimum amount. Certain of our debt agreements have reserve accounts that can be used for, among other things, financing these purchase option/withdrawal right exercises for the benefit of the holders under the applicable indebtedness. From our inception through December 31, 2024, we have received commitments of approximately $4.0 billion through the use of tax equity funds, of which an aggregate of $3.3 billion has been funded and $537.3 million is committed for use, subject to applicable funding conditions.

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

Financing Availability. Our future growth, profitability and ability to satisfy our obligations depends, in significant part, on our ability to raise capital from third-party investors on competitive terms to help finance the origination of our solar energy systems under our solar service agreements. We have historically used debt, such as convertible senior notes, senior notes, asset-backed and loan-backed securitizations and warehouse facilities, tax equity, preferred equity, common equity and other financing strategies to help fund our operations. With respect to tax equity and tax credit sales, there are a limited number of potential tax equity investors and purchasers of ITCs, and the competition for this investment capital is intense. The principal tax credit on which tax equity investors in our industry rely is the Section 48(a) ITC. Under the IRA, the Section 48(a) ITC was previously (a) 26% of the basis of eligible solar property that began construction after 2019 and was placed in service before 2022 and (b) 30% of the basis of eligible solar property or eligible energy storage property that begins construction before 2025 provided (i) the project satisfies certain labor and apprenticeship requirements, (ii) the project has a maximum net output or capacity of less than one megawatt (as measured in alternating current) or (iii) the project began construction prior to January 29, 2023. If no criterion is satisfied, the base amount of the Section 48(a) ITC will be equal to 6%. Depending on the location of a particular project, its size, its ability to satisfy certain labor and domestic content requirements and the category of consumers it serves, the ITC percentage can range between 6% and 70%; however, IRS guidance is limited and not all tax equity investors will invest against the fully enhanced credit. In addition, the Section 48(a) ITC is replaced by the Section 48E ITC for eligible solar energy property or eligible energy storage property that begins construction or is placed in service after 2024, and the Section 48E ITC percentage will generally be the same as the percentage for the Section 48(a) ITC and subject to similar requirements in order to receive the full benefit. The Section 48E ITC percentage will begin to phase down for projects that begin construction after (a) 2033 or (b) if later, the first year after the year in which the U.S. Department of Treasury determines greenhouse gas emissions from the production of electricity in the United States are no more than 25% of 2022 levels. We believe our solar energy systems and energy storage systems generally will not be subject to the labor and apprenticeship requirements of the IRA due to the maximum net output or capacity of most of our solar energy systems and energy storage systems. However, solar energy systems and energy storage systems financed by Hestia securitizations are subject to applicable labor and other requirements imposed by the U.S Department of Energy ("DOE") and the U.S. Department of Labor. In addition, the IRA added a new provision that allows taxpayers to transfer certain federal income tax credits that arise after 2022, such as the Section 48(a) ITC and Section 48E ITC, to third parties for cash. In September 2023, we entered into our first tax credit purchase and sale agreements, and now regularly seek out additional tax credit purchase and sale agreements. It is unclear what long-term effect the ability to transfer Section 48(a) ITCs and Section 48E ITCs will have on tax equity structures, although we expect the market for tax equity structures to continue for investors who will continue to value benefits that are not transferable, such as accelerated depreciation. We are continuing to evaluate the overall impact and applicability of the IRA to our ability to raise capital from third-party investors.

Our ability to raise capital from third-party investors is also affected by general economic conditions, the state of the capital markets, inflation levels and concerns about our industry, business and liquidity. Specifically, interest rates have risen over the past few years and remain subject to volatility that may result from action taken by the Federal Reserve.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Government Regulations, Policies and Incentives. Our growth and operations strategy depends in significant part on government policies and incentives that promote and support solar energy and enhance the economic viability of distributed solar. These policies and incentives come in various forms, including net metering, eligibility for accelerated depreciation such as the modified accelerated cost recovery system, solar renewable energy certificates ("SRECs"), tax abatements, rebates, renewable targets, DOE loan guarantee programs, incentive programs and tax credits, particularly the Section 48(a) ITC, Section 48E ITC and the Section 25D Credit. The IRA expanded and extended the tax credits available to solar energy projects to achieve the government's non-binding target of net-zero emissions by 2050, which we expect will increase demand for our services. The Section 25D Credit allows qualifying homeowners to deduct up to 30% of the cost of installing residential solar energy systems from their U.S. federal income taxes, thereby returning a significant portion of the purchase price of the residential solar energy system to homeowners that may participate in our solar loan programs. Under the terms of the current extension, the residential tax credit will remain at 30% through the end of 2032, reduce to 26% for 2033, reduce to 22% for 2034, and further reduce to 0% after the end of 2034 for residential solar energy systems, unless it is extended before that time. The IRA also extended the investment tax credit for solar energy projects through at least 2033. Policies requiring solar on new roofs, such as those enacted in California and New York City, also support the growth of distributed solar. The sale of SRECs has constituted a significant portion of our revenue historically. A change in the value of net metering credits or SRECs or changes in other policies or a loss or reduction in such incentives (including ITCs) could decrease the attractiveness of distributed solar to us, our dealers and our customers in applicable markets, which could reduce our customer acquisition opportunities. Such a loss or reduction could also reduce our willingness to pursue certain customer acquisitions due to decreased revenue or income under our customer agreements. Additionally, such a loss or reduction may also impact the terms of and availability of third-party financing. If any of these government regulations, policies or incentives are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, our operating results and the demand for, and the economics of, distributed solar energy may decline, which could harm our business.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Operations and Maintenance Expense. Operations and maintenance expense represents costs from third parties for maintaining and servicing the solar energy systems, property insurance, property taxes and warranties. When services for maintaining and servicing solar energy systems are provided by Sunnova personnel rather than third parties, those amounts are included in payroll costs classified within general and administrative expense. During the years ended December 31, 2024, 2023 and 2022, we incurred $56.1 million, $49.9 million and $21.2 million, respectively, of Sunnova personnel costs related to maintaining and servicing solar energy systems. In addition, operations and maintenance expense includes write downs and write-offs related to inventory adjustments, gains and losses on disposals, other impairments, non-recoverable costs from terminated dealers and impairments and costs due to natural disaster losses net of insurance proceeds recovered under our business interruption and property damage insurance coverage for natural disasters.

General and Administrative Expense. General and administrative expense represents costs for our employees, such as salaries, bonuses, benefits and all other employee-related costs, including stock-based compensation, professional fees related to legal, accounting, human resources, finance, training, software and business technology services, marketing and communications, acquisition costs, travel and rent and other office-related expenses. General and administrative expense also includes depreciation on assets not classified as solar energy systems, including software and business technology development projects, vehicles, furniture, fixtures, computer equipment and leasehold improvements and accretion expense on AROs. We capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly involved in the design, construction, installation and testing of the solar energy systems but not directly associated with a particular asset. We also capitalize a portion of general and administrative costs, such as payroll-related costs, that is related to employees who are directly associated with and devote time to internal software and business technology development projects, to the extent of the time spent directly on the application and development stage of such software project.

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

Loss on Extinguishment of Long-Term Debt, Net. Loss on extinguishment of long-term debt, net resulted from the write off of unamortized deferred financing costs and debt discounts upon the termination of one of our revolving credit facilities.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table sets forth our Consolidated Statements of Operations data for the periods indicated.

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Revenue:
Customer agreements and incentives	$541,530	$378,136	$163,394	43%
Solar energy system and product sales	298,392	342,517	(44,125)	(13)%
Total revenue	839,922	720,653	119,269	17%

Operating expense:
Cost of revenue—customer agreements and incentives	213,407	149,206	64,201	43%
Cost of revenue—solar energy system and product sales	249,555	278,291	(28,736)	(10)%
Operations and maintenance	104,947	96,997	7,950	8%
General and administrative	458,982	384,223	74,759	19%
Provision for current expected credit losses and other bad debt expense	35,094	46,199	(11,105)	(24)%
Goodwill impairment	—	13,150	(13,150)	(100)%
Other operating (income) expense	17,478	(3,978)	21,456	N/M
Total operating expense, net	1,079,463	964,088	115,375	12%

Operating loss	(239,541)	(243,435)	3,894	(2)%

Interest expense, net	491,172	371,937	119,235	32%
Interest income	(149,918)	(115,872)	(34,046)	29%
Loss on extinguishment of long-term debt, net	4,551	—	4,551	N/A
Other expense	6,940	3,949	2,991	76%
Loss before income tax	(592,286)	(503,449)	(88,837)	18%

Income tax benefit	(144,513)	(1,023)	(143,490)	N/M
Net loss	(447,773)	(502,426)	54,653	(11)%
Net loss attributable to redeemable noncontrolling interests and noncontrolling interests	(79,880)	(84,465)	4,585	(5)%
Net loss attributable to stockholders	$(367,893)	$(417,961)	$50,068	(12)%
__________________
N/M → not meaningful

Management's Discussion and Analysis of Financial Condition and Results of Operations
Revenue

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
PPA revenue	$175,592	$123,646	$51,946	42%
Lease revenue	239,018	147,788	91,230	62%
SREC revenue	58,568	50,375	8,193	16%
Loan revenue	47,940	34,716	13,224	38%
Service revenue	11,786	16,197	(4,411)	(27)%
Other revenue	8,626	5,414	3,212	59%
Customer agreements and incentives	541,530	378,136	163,394	43%
Inventory sales revenue	106,256	185,855	(79,599)	(43)%
Cash sales revenue	142,786	96,072	46,714	49%
Direct sales revenue	49,350	60,590	(11,240)	(19)%
Solar energy system and product sales	298,392	342,517	(44,125)	(13)%
Total	$839,922	$720,653	$119,269	17%

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
PPA and lease revenue	$414,610	$271,434	$143,176	53%
Weighted average number of PPA and lease systems	230,600	168,500	62,100	37%
Per weighted average system	$1,798	$1,611	$187	12%

Revenue under our loan agreements	$47,940	$34,716	$13,224	38%
Weighted average number of systems with loan agreements	103,400	85,800	17,600	21%
Per weighted average system	$464	$405	$59	15%

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales revenue	$142,786	$96,072	$46,714	49%
Number of cash sales customers	7,200	5,800	1,400	24%
Per customer	$19,831	$16,564	$3,267	20%

Customer Agreements and Incentives Revenue. Customer agreements and incentives revenue, which is core to our business operations, increased by 43% (+$163.4 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the number of solar energy systems in service. The fluctuations in revenue per weighted average system are affected by (a) market factors, (b) weather seasonality, (c) system sizes and (d) whether the systems include storage. PPA and lease revenue are generated from the solar energy systems and energy storage systems we own. The weighted average number of PPA and lease systems increased from 168,500 for the year ended December 31, 2023 to 230,600 for the year ended December 31, 2024 (+37%). PPA and lease revenue, on a weighted average number of systems basis, increased from $1,611 per system for the year ended December 31, 2023 to $1,798 per system for the same period in 2024 (+12%) primarily due to slightly larger average system sizes and higher battery attachment rates, which increased from 27% for the year ended December 31, 2023 to 34% for the year ended December 31, 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
SREC revenue increased by 16% (+$8.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in SREC volume in Massachusetts, resulting in an increase in revenue of $5.0 million, an increase in SREC volume in Pennsylvania, resulting in an increase in revenue of $2.4 million, and an increase in SREC volume in New Jersey, resulting in an increase in revenue of $5.5 million, partially offset by a decrease in average SREC prices in New Jersey, resulting in a decrease in revenue of $4.6 million. The amount of SREC revenue recognized in each period is also affected by the total number of solar energy systems, weather seasonality and hedge and spot prices associated with the timing of the sale of SRECs.

Loan revenue increased by 38% (+$13.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the weighted average number of systems with loan agreements, which increased from 85,800 for the year ended December 31, 2023 to 103,400 for the year ended December 31, 2024 (+21%). Loan revenue, on a weighted average number of systems basis, increased from $405 per system for the year ended December 31, 2023 to $464 per system for the same period in 2024 (+15%) primarily due to an increase in higher priced products being placed in service. Service revenue decreased by 27% (-$4.4 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in the number of one-time transactions for repair services related to third-party solar energy systems.

Solar Energy System and Product Sales Revenue. Solar energy system and product sales revenue decreased by 13% (-$44.1 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to decreases in inventory sales revenue, which is non-core to our business operations, and direct sales revenue, partially offset by an increase in cash sales revenue that increased due to an increase in customers. Inventory sales revenue decreased by 43% (-$79.6 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Direct sales revenue decreased by 19% (-$11.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a 20% decrease in the number of direct sales solar energy systems and energy storage systems placed in service in 2024 when compared to the same period in 2023. This decrease is partially due to a reduction in our direct sales resources that have been redeployed to other functions and partially due to a change to our in-service methodology in mid-2024 to require additional procedures; thus, these projects now take longer to be placed in service. Cash sales revenue increased by 49% (+$46.7 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the number of cash sales customers. This increase in customers is primarily due to more cash sales of storage and solar systems in 2024 whereas only solar systems were sold in 2023. The number of cash sales customers increased from 5,800 for the year ended December 31, 2023 to 7,200 for the year ended December 31, 2024 (+24%). On a per customer basis, cash sales revenue increased from $16,564 per customer for the year ended December 31, 2023 to $19,831 per customer for the same period in 2024 (+20%) primarily due to larger system sizes with more storage included and thus, higher revenue (and higher associated costs).

Cost of Revenue—Customer Agreements and Incentives

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Depreciation related to solar energy systems and energy storage systems	$190,306	$130,261	$60,045	46%
Cost of revenue related to service customers, loan agreements and underwriting costs for new customers and solar energy systems	23,101	18,945	4,156	22%
Total	$213,407	$149,206	$64,201	43%

Management's Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Depreciation related to solar energy systems and energy storage systems	$190,306	$130,261	$60,045	46%
Weighted average number of PPA and lease systems	230,600	168,500	62,100	37%
Per weighted average system	$825	$773	$52	7%

Cost of revenue—customer agreements and incentives, which is core to our business operations, increased by 43% (+$64.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in depreciation related to solar energy systems and energy storage systems, which increased by 46% (+$60.0 million). This increase is aligned with the related revenue discussed above, which increased by 53%, and is primarily due to an increase in the weighted average number of PPA and lease systems from 168,500 for the year ended December 31, 2023 to 230,600 for the year ended December 31, 2024 (+37%). On a weighted average number of systems basis, depreciation related to solar energy systems and energy storage systems increased from $773 per system for the year ended December 31, 2023 to $825 per system for the same period in 2024 (+7%). This overall increase is primarily due to a higher percentage of solar energy systems with storage and slightly larger average system sizes.

Cost of revenue related to service customers, loan agreements and underwriting costs (such as credit checks, title searches and the amortization of UCC filing costs) for new customers and solar energy systems increased by 22% (+$4.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increases in costs related to SRECs of $3.2 million, loan agreements of $1.6 million and UCC filings of $1.1 million, partially offset by a decrease of $1.9 million in internal labor costs to perform maintenance services in-house for third party contracts due to lower activity.

Cost of Revenue—Solar Energy System and Product Sales

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Inventory sales costs	$103,332	$176,371	$(73,039)	(41)%
Cash sales costs	85,214	52,644	32,570	62%
Direct sales costs	59,571	48,049	11,522	24%
Underwriting and other costs	1,438	1,227	211	17%
Total	$249,555	$278,291	$(28,736)	(10)%

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands except number of customers and per customer amounts)
Cash sales costs	$85,214	$52,644	$32,570	62%
Number of cash sales customers	7,200	5,800	1,400	24%
Per customer	$11,835	$9,077	$2,758	30%

Cost of revenue—solar energy system and product sales decreased by 10% (-$28.7 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in inventory sales costs, which is non-core to our business operations, partially offset by increases in cash sales costs that increased due to an increase in customers and direct sales costs. Inventory sales costs decreased by 41% (-$73.0 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to our strategic focus to shift away from buying inventory to resell to our dealers or other parties in order to focus on our core business of providing energy services to our customers. Cash sales costs increased by 62% (+$32.6 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in the number of cash sales customers. This increase in customers is primarily due to more cash sales of storage and solar systems in 2024 whereas only solar systems were sold in 2023. The number of cash sales

Management's Discussion and Analysis of Financial Condition and Results of Operations
customers increased from 5,800 for the year ended December 31, 2023 to 7,200 for the year ended December 31, 2024 (+24%). On a per customer basis, cash sales costs increased from $9,077 per customer for the year ended December 31, 2023 to $11,835 per customer for the same period in 2024 (+30%) primarily due to larger system sizes with more storage included and thus, higher costs. Direct sales costs increased by 24% (+$11.5 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is primarily due to an increase in direct sales leases and PPAs installed, which have a higher cost basis than the direct sales loans we principally sold in 2023.

Operations and Maintenance Expense

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Maintenance and servicing of solar energy system and energy storage systems	$29,733	$37,448	$(7,715)	(21)%
Property insurance	14,847	11,207	3,640	32%
Inventory physical count reconciliation adjustments	2,879	9,793	(6,914)	(71)%
Advance of inventory to dealers, not recoverable	8,734	10,505	(1,771)	(17)%
Inventory write down to net realizable value	8,422	6,073	2,349	39%
Insurance proceeds recovered from damaged inventory, previously impaired	—	(787)	787	N/M
Non-recoverable costs from terminated dealers	23,784	12,261	11,523	94%
Prepaid design and engineering costs, not recoverable	4,014	—	4,014	N/A
Other impairments	8,072	5,597	2,475	44%
Warranty and other operations and maintenance expense	4,462	4,900	(438)	(9)%
Total	$104,947	$96,997	$7,950	8%
__________________
N/M → not meaningful

Operations and maintenance expense increased by 8% (+$8.0 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in charges recognized for non-recoverable costs from terminated dealers of $11.5 million. We recognized impairments on costs paid to certain terminated dealers for work-in-progress solar energy systems and energy storage systems that have cancelled or are estimated to cancel and are not expected to be recovered, along with unearned portions of exclusivity and bonus payments tied to such dealers, which we estimate are not recoverable. We may continue to incur charges of this nature. The increase is also due to (a) charges recognized for non-recoverable prepaid design and engineering costs of $4.0 million, (b) an increase in property insurance costs of $3.6 million due to more assets to insure and an increase in overall premium costs and (c) an increase in other impairments of $2.5 million. This increase is partially offset by decreases in costs related to the maintenance and servicing of solar energy systems and energy storage systems of $7.7 million and inventory-related impairments of $5.5 million. We consider the inventory-related impairments of $20.0 million and $25.6 million in the years ended December 31, 2024 and 2023, respectively, to be non-core in nature and do not expect these types of impairments in the future to be as significant due to our shift in strategic focus in the latter half of 2023 to pivot away from buying inventory to resell in order to focus on our core business of providing energy services to our customers.

Management's Discussion and Analysis of Financial Condition and Results of Operations
General and Administrative Expense

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Payroll and employee related expense	$219,474	$191,034	$28,440	15%
Legal, insurance, office and business travel costs	39,933	38,472	1,461	4%
Consultants, contractors and professional fees	44,678	36,626	8,052	22%
Amortization expense	30,738	29,583	1,155	4%
Software and business technology expense	33,204	26,514	6,690	25%
Depreciation expense not related to solar energy systems and energy storage systems	38,706	23,126	15,580	67%
Financing deal costs	14,547	1,723	12,824	N/M
Marketing expense	13,029	16,172	(3,143)	(19)%
Sales, franchise, other taxes and bank fees	11,109	10,236	873	9%
ARO accretion expense	6,652	4,905	1,747	36%
Other	6,912	5,832	1,080	19%
Total	$458,982	$384,223	$74,759	19%
__________________
N/M → not meaningful

General and administrative expense increased by 19% (+$74.8 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023, which was reflective of our commitment to proactively expand our platform to serve a consistently growing base of customers and other stakeholders. Payroll and employee related expenses increased by 15% (+$28.4 million) primarily due to the additional employees we hired to serve our growing customer base and to perform maintenance services in-house rather than by third parties (which increased by 12%, or +$6.2 million) related to maintaining and servicing solar energy systems. We believe expanding our team in this area will position us to reduce third-party expense that supports our core business. However, our number of employees decreased by 12% from 2,047 at December 31, 2023 to 1,796 at December 31, 2024. Payroll and employee-related expenses for employees not related to the operations and maintenance work for our customers increased by 16% (+$22.3 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023. Depreciation expense not related to solar energy systems and energy storage systems increased by 67% (+$15.6 million) primarily related to our software and business technology projects, for which depreciation on those assets increased by 72% (+$15.0 million) primarily due to an additional $24.7 million of capitalized software and business technology projects being placed in service during the prior twelve months. Financing deal costs increased by $12.8 million primarily due to non-utilization fees for certain tax equity funds. Consultants, contractors and professional fees increased by 22% (+$8.1 million), software and business technology expense increased by 25% (+$6.7 million), and legal, insurance, office and business travel costs increased by 4% (+$1.5 million) all due to the growth in our customers.

Provision for Current Expected Credit Losses and Other Bad Debt Expense

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Provision for current expected credit losses and other bad debt expense	$35,094	$46,199	$(11,105)	(24)%

The provision for current expected credit losses decreased by 24% (-$11.1 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a lower volume of loan originations in 2024 compared to 2023 and the sale of certain accessory loans in 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Other Operating (Income) Expense

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Other operating (income) expense	$17,478	$(3,978)	$21,456	N/M
__________________
N/M → not meaningful

Other operating (income) expense changed by $21.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a loss on sales of customer notes receivable of $43.4 million, partially offset by changes in the fair value of certain financial instruments and contingent consideration of $20.5 million.

Interest Expense, Net

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Interest expense, net	$491,172	$371,937	$119,235	32%

Interest expense, net increased by 32% (+$119.2 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to (a) an increase in interest expense of $125.2 million primarily due to higher levels of average debt outstanding in the year ended December 31, 2024 by 25% (+$1.6 billion) compared to the same period in 2023, resulting in an increase in interest expense of $67.7 million, and an increase in the weighted average interest rates by 0.73%, resulting in an increase in interest expense of $55.3 million, (b) an increase in amortization of deferred financing costs of $34.0 million, (c) an increase in amortization of debt discounts of $11.0 million and (d) a decrease in realized gains on derivatives of $5.6 million, partially offset by a decrease in unrealized losses on derivatives of $63.5 million.

Interest Income

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands except weighted average number of systems and per weighted average system amounts)
Loan interest income	$130,550	$98,848	$31,702	32%
Weighted average number of systems with loan agreements, including accessory loans	128,800	120,400	8,400	7%
Per weighted average system	$1,014	$821	$193	24%

Interest income increased by 29% (+$34.0 million) in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase in interest income from our loan agreements of 32% (+$31.7 million). The weighted average number of systems with loan agreements, including accessory loans, increased from approximately 120,400 for the year ended December 31, 2023 to approximately 128,800 for the year ended December 31, 2024. On a weighted average number of systems basis, loan interest income increased from $821 per system for the year ended December 31, 2023 to $1,014 per system for the year ended December 31, 2024 primarily due to the sale of certain accessory loans during 2024, which generate less interest income than non-accessory loans.

Income Tax Benefit

Income tax benefit increased by $143.5 million in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to ITC sales that resulted in an increase to income tax benefit of $141.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Loss Attributable to Redeemable Noncontrolling Interests and Noncontrolling Interests

Net loss attributable to redeemable noncontrolling interests and noncontrolling interests decreased by $4.6 million in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in loss attributable to redeemable noncontrolling interests and noncontrolling interests from tax equity funds added in 2022, 2023 and 2024. In addition to the net loss attributable to redeemable noncontrolling interests and noncontrolling interests, total stockholders' equity is increasing as a result of the equity in subsidiaries attributable to parent. This is a result of solar energy systems being sold to the tax equity partnerships at fair market value, which exceeds the cost reflected in the solar energy systems on the Consolidated Balance Sheets.

Results of Operations—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had total cash, cash equivalents and restricted cash of $548.1 million, of which $211.2 million was unrestricted cash. As of December 31, 2024, we also had $623.8 million of available borrowing capacity under our various debt financing arrangements and $537.3 million of undrawn committed capital under our tax equity funds, each of which is subject to certain funding conditions. We may become unable to meet the applicable funding conditions, as a result of which we would be required to seek amendments or waivers under the financing agreements in order to access borrowing capacity and committed capital, or seek alternative financing. There can be no assurance we would be able to obtain such waivers, amendments or alternative financing. The committed capital under our tax equity funds may only be used to purchase and install solar energy systems. The borrowing capacity under our current financing arrangements can be used to support the origination of certain product types (e.g. loan-focused debt financings or lease-focused tax equity, tax credit sales and related debt financing), but they are not typically available for general corporate purposes. Additionally, included in unrestricted cash as of December 31, 2024 was $176.5 million of cash from collateral of our non-recourse financing arrangements held in collection accounts at our special purpose entities that is only available for distribution to us after satisfying the current obligations of, or as service fees we receive from, the applicable special purpose entity each payment period. Certain of these financing arrangements require all excess cash flows from the special purpose entity (subject to certain risk retention exceptions) to be used to repay the financings in full prior to distributing any cash flows to us, including our EZOP revolving credit facility (as amended in January 2025) and the Solstice loan facility, for which the residual equity interests in all our securitizations (other than those of the Hestia and RAYS programs), including those that own the majority of our funded tax equity vehicles, will be pledged as collateral. Certain other financing arrangements contain cash trap features that may restrict the distribution of cash to us from the special purposes entity following certain triggering events, including obligations to engage acceptable third-party back-up vendors.

We seek to maintain diversified and cost-effective funding sources to finance and maintain our operations, fund capital expenditures, including customer acquisitions, and satisfy obligations arising from our indebtedness. We evaluate potential liability management transactions in connection with our ongoing efforts to prudently manage our capital structure, improve our liquidity and preemptively address our upcoming maturity dates, which may include debt repurchases, either in the open market or in privately negotiated transactions, refinancings, redemptions, tender offers, exchange offers, asset sales or repayments of bank borrowings. We can provide no assurance as to which, if any, of these alternatives, or combinations thereof, we may choose to pursue in the future, if at all, or as to the timing with respect to any future transactions. Any future borrowings, purchases, exchanges or other transactions may be on the same terms or on terms that are more or less favorable to holders than the terms of any prior transaction. For a discussion of cash requirements from contractual and other obligations, see Note 7, Long-Term Debt, and Note 14, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we will be subject to an event of default if we fail to complete one or more takeout transactions for 95% of the Eligible Solar Loans under and as defined by our EZOP revolving credit facility by March 2025, requiring repayment of substantially all of the borrowings under that facility, and we do not have the resources to repurchase the Eligible Solar Loans or repay the related principal amount. Historically, our primary sources of liquidity have been tax equity, recourse debt (including unsecured notes, convertible notes, loans and certain other financing arrangements), non-recourse debt (including warehouse facilities, other credit facilities and investor asset-backed and loan-backed securitizations) and cash generated from operations. IRS guidance that enables enhanced values of Section 48(a) ITCs and Section 48E ITCs based on bonus credits for domestic content, system location and other factors has enabled us to access significant additional tax equity, tax credit sales and related capital. However, the continued availability of these bonus credits and related capital on acceptable terms or at all depends on a variety of factors and risks described elsewhere in this Annual

Management's Discussion and Analysis of Financial Condition and Results of Operations
Report on Form 10-K, and the loss or reduction of any bonus credits or additional capital could have a material adverse effect on our liquidity.
Our business model requires substantial outside financing arrangements to grow the business, facilitate the deployment of additional solar energy systems and fund our operations. However, in order to grow and fund our operations, we will continue to be dependent on financing from outside parties. If financing is not available to us on acceptable terms if and when needed, we may be required to reduce planned spending, which could have a material adverse effect on our operations. While there can be no assurances, we will seek to raise additional required capital, including from new and existing tax equity investors and tax credit purchasers, additional borrowings, securitizations, other potential debt and equity financing sources, debt restructurings, forward-flow arrangements and other asset sales. Our ability to obtain additional sources of funding depends on our future financial position, results of operations and credit ratings, which are subject to general conditions in or affecting our industry and our customers and to general economic, political, competitive, legislative, regulatory and other financial and business factors, some of which are beyond our control. As of December 31, 2024, we were in compliance with all debt covenants under our financing arrangements.

Going Concern

Our unrestricted cash, cash flows from operating activities and availability and commitments under existing financing agreements are not sufficient to meet obligations and fund operations for a period of at least one year from the date we issue our consolidated financial statements without implementing additional measures to manage our working capital, secure additional tax equity investment commitments or waivers of conditions to access existing tax equity commitments, and refinance certain of our obligations. Management's plans to address these conditions are described in Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. While management has fully implemented certain aspects of its plan at this time, management cannot conclude completing future components of its plans are probable at this time as certain aspects of these plans are, at least in part, beyond management's unilateral control. Therefore, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date we issue our consolidated financial statements.

In addition to addressing matters related to the one year period following the date our consolidated financial statements are issued, we intend to evaluate liability management transactions to address our upcoming maturity dates, including our senior notes and convertible notes that mature in September 2026 and December 2026, respectively. However, management can provide no assurance it will be able to address these maturities by the date that is necessary or on terms that are favorable to us.

Financing Arrangements

The following is a description of our various financing arrangements.

Tax Equity Fund Commitments

We intend to establish new tax equity funds in the future depending on their attractiveness, including the availability and size of Section 48(a) ITCs and Section 48E ITCs, and on investor demand for such funding. The terms of the tax equity funds' operating agreements contain allocations of taxable income (loss) and Section 48(a) ITCs that vary over time and adjust between the members after either the tax equity investor receives its contractual rate of return or after a specified date. For additional information regarding our tax equity fund commitments, see Note 10, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
and a reserve account for equipment replacements, each of which are funded from initial deposits or cash flows to the levels specified therein.

The warehouse credit facility structures include certain features designed to protect lenders. One of the common primary features relates to certain events, such as the insufficiency of cash flows in the collateral pool of assets to meet contractual requirements, the occurrence of which triggers an early repayment of the loans and limits the relevant borrower's ability to obtain additional advances or distribute funds to us. We refer to this as an amortization event, which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels, default or delinquency levels of solar loans, home improvement loans, solar energy systems and/or energy storage systems, as applicable, exceeding certain thresholds or excess spread falling below certain levels over a multiple month period. In the event of an amortization event, the availability period under a revolving warehouse credit facility may terminate and the borrower may be required to repay the affected outstanding borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined by the amount and timing of collections received. An amortization event would impair our liquidity and may require us to utilize our other available contingent liquidity or rely on alternative funding sources, which may or may not be available at the time.

The debt agreements governing our warehouse credit facilities also typically contain customary events of default for warehouse financings that entitle the lenders to take various actions, including the acceleration of amounts due under the related debt agreement and foreclosure on the borrower's assets. In addition, the debt agreement governing our TEPH revolving credit facility contains contingent stepdowns in advance rates and contingent cash reserve requirements triggered by the failure of Sunnova Energy Corporation to satisfy or maintain specified minimum working capital amounts as of quarterly determination dates. If Sunnova Energy Corporation fails to maintain such specified working capital amounts, the funds otherwise distributable to us under such facilities may become restricted and the availability of advances thereunder may be reduced, which could reduce our available cash and lead to potential prepayment of the facility.

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

The securitization structures include certain features designed to protect investors. The primary feature for our debt financings relates to the availability and adequacy of cash flows in the securitized pool of assets to meet contractual requirements, the insufficiency of which triggers an early repayment of the notes. We refer to this as early amortization, which may be based on, among other things, a debt service coverage ratio falling or remaining below certain levels. As of December 31, 2024, we have not had any early amortizations under any of our securitizations. In the event of an early amortization, the notes issuer would be required to repay the affected outstanding securitized borrowings using available collections received from the asset pool. However, the period of ultimate repayment would be determined based on the amount and timing of collections received and, in limited circumstances, early amortization may be cured prior to full repayment. An early amortization event would impair our liquidity and may require us to utilize our available non-securitization related contingent liquidity or rely on alternative funding sources, which may or may not be available at the time. The indentures of our securitizations also typically contain customary events of default for solar securitizations that may entitle the noteholders to take various actions, including the acceleration of amounts due under the related indenture and foreclosure on the issuer's assets.

For a complete description of our debt facilities in place as of December 31, 2024 see Note 7, Long-Term Debt, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Public Offerings

See Note 11, Stockholders' Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2024:

		Payments Due by Period (1)
	Total	2025	2026-2027	2028-2029	Beyond 2029
	(in thousands)
Debt obligations (including future interest) (2)	$10,510,570	$927,782	$3,706,458	$3,172,912	$2,703,418
AROs (3)	383,479	—	—	—	383,479
Operating lease payments	15,411	3,382	6,544	5,485	—
Finance lease payments	12,567	5,125	5,957	1,485	—
Guaranteed performance obligations	8,706	3,527	4,536	643	—
Inventory purchase obligations	108,846	108,846	—	—	—
Other obligations (4)	58,453	42,533	14,375	1,030	515
Total	$11,098,032	$1,091,195	$3,737,870	$3,181,555	$3,087,412

(1)Does not include amounts related to the contingent obligation to purchase all of a tax equity investor's units upon exercise of their withdrawal rights. The withdrawal price for the tax equity investors' interest in the respective fund is equal to the lesser of: (a) a fixed price and (b) the fair market value of such interest. Due to uncertainties associated with estimating the timing and amount of the withdrawal price, we cannot determine the potential future payments that we could have to make under these withdrawal rights. For additional information regarding the withdrawal rights see Note 10, Redeemable Noncontrolling Interests and Noncontrolling Interests, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Interest payments related to long-term debt and interest rate swaps and caps are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2024.
(3)AROs represents our estimated future retirement obligations on an undiscounted basis.
(4)Other obligations relate to software and business technology services and licenses and distributions payable to redeemable noncontrolling interests.

Historical Cash Flows—Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Net cash used in operating activities	$(310,848)	$(237,562)	$(73,286)	31%
Net cash used in investing activities	(1,615,775)	(2,544,661)	928,886	(37)%
Net cash provided by financing activities	1,980,332	2,731,051	(750,719)	(27)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,709	$(51,172)	$104,881	(205)%

Operating Activities

Net cash used in operating activities increased by $73.3 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is primarily due to an increase in cash outflows from working capital of $198.6 million, partially offset a decrease in cash outflows from our net loss excluding non-cash operating items of $125.2 million. The driver of our operating cash outflow is primarily our interest costs, general and administrative costs, cost of revenue and operations and maintenance costs.

Investing Activities

Net cash used in investing activities decreased by $928.9 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is primarily due to a decrease in payments for investments and customer notes

Management's Discussion and Analysis of Financial Condition and Results of Operations
receivable of $606.9 million, a decrease in purchases of property and equipment, primarily solar energy systems, of $189.9 million, an increase in proceeds from sales of customer notes receivable of $84.9 million and an increase in proceeds from customer notes receivable of $45.5 million.

Financing Activities

Net cash provided by financing activities decreased by $750.7 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease is primarily due to a decrease in net borrowings under our debt facilities of $1.2 billion, a decrease in net proceeds from the issuance of common stock of $83.0 million, a decrease in net contributions from our redeemable noncontrolling interests and noncontrolling interests of $20.8 million and an increase in payments of costs related to redeemable noncontrolling interests and noncontrolling interests of $15.5 million. This decrease is partially offset by an increase in proceeds from sales of investment tax credits of $513.9 million.

Historical Cash Flows—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Historical Cash Flows—Year Ended December 31, 2023 Compared to Year Ended December 31, 2022" in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 pursuant to the Securities Exchange Act of 1934, as amended.

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

	As of December 31,
	2024	2023	Change
Number of customers	441,200	419,200	22,000

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

	Year Ended December 31,
	2024	2023	2022
Weighted average number of systems, excluding loan agreements and cash sales	283,000	219,100	168,400
Weighted average number of systems with loan agreements, including accessory loans	128,800	120,400	56,500
Weighted average number of systems with cash sales	16,000	9,300	4,000
Weighted average number of systems	427,800	348,800	228,900

Seasonality

See "Business—Seasonality".

Management's Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Estimates

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

We identify our most critical accounting estimates as those that are the most pervasive and important to the portrayal of our financial position and results of operations, and that require the most difficult, subjective, and/or complex judgments by management regarding estimates about matters that are inherently uncertain. We believe the assumptions and estimates associated with our principles of consolidation, the valuation of assets acquired and liabilities assumed in acquisitions, the estimated useful life of our solar energy systems, the valuation of the removal assumptions, including costs, associated with AROs, the valuation of redeemable noncontrolling interests and noncontrolling interests and our allowance for current expected credit losses have the greatest subjectivity and impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates and discuss these items in detail below. See Note 2, Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

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

Depreciation of solar energy systems is calculated using the straight-line method over the estimated useful lives of the solar energy systems and are recorded in cost of revenue—customer agreements and incentives. Depreciation begins when a solar energy system is placed in service. Costs associated with improvements to a solar energy system, which extend the life, increase the capacity or improve the efficiency of the solar energy systems, are capitalized and depreciated over the remaining life of the asset.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Redeemable Noncontrolling Interests and Noncontrolling Interests

Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries (the tax equity entities). For these tax equity entities, we have determined the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interests in the Consolidated Balance Sheets represent the amounts third-party investors would hypothetically receive at each balance sheet date under the liquidation provisions of the operating agreements, assuming the net assets of the subsidiaries were liquidated at amounts determined in accordance with GAAP and distributed to the investors. The noncontrolling interest balances in these subsidiaries are reported as a component of equity in the Consolidated Balance Sheets. The amount of income or loss allocated to noncontrolling interests in the results of operations for the subsidiaries using HLBV are determined as the difference in the noncontrolling interest balances in the Consolidated Balance Sheets at the start and end of each reporting period, after taking into account any capital transactions between the subsidiaries and the third-party investors. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the Consolidated Statements of Operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period. We classify certain noncontrolling interests with redemption features that are not solely within our control outside of permanent equity in the Consolidated Balance Sheets. Redeemable noncontrolling interests are reported using the greater of the carrying value at each reporting date as determined by the HLBV method or the estimated redemption value at the end of each reporting period. Estimating the redemption value of the redeemable noncontrolling interests requires the use of significant assumptions and estimates, such as projected future cash flows at the time the redemption feature can be exercised. The redeemable noncontrolling interests and noncontrolling interests are recorded net of related issuance costs and net of the basis difference in the solar energy systems transferred to the tax equity entities in the Consolidated Balance Sheets. This basis difference is reflected as equity in subsidiaries attributable to parent in the Consolidated Statements of Redeemable Noncontrolling Interests and Equity. When we exercise our purchase option to purchase the Class A member's interest in a tax equity entity, the difference between the purchase price and carrying value of the redeemable noncontrolling interest or noncontrolling interest immediately prior to the purchase is reflected as an adjustment to accumulated deficit and no gain or loss is recognized in the Consolidated Statements of Operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our business or with an existing or forecasted financial or commodity transaction. Our primary exposure includes changes in interest rates because certain borrowings bear interest at floating rates based on SOFR or a similar index plus a specified margin. We sometimes manage our interest rate exposure on floating-rate debt by entering into derivative instruments to hedge all or a portion of our interest rate exposure on certain debt facilities. We do not enter into any derivative instruments for trading or speculative purposes. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and operating expenses and reducing funds available for capital investments, operations and other purposes. A hypothetical 10% increase in our interest rates on our variable-rate debt facilities would have increased our interest expense by $15.2 million and $12.1 million for the years ended December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sunnova Energy International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sunnova Energy International Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2024, the Company had $211.2 million of cash and cash equivalents, of which $34.7 million is held outside of secured collection accounts, negative working capital of $296.2 million, limited availability under any financing arrangement for general corporate purposes and its convertible senior notes and senior notes due in 2026 were trading significantly below par. Additionally, since inception, the Company has had a history of significant operating losses, operating and investing cash outflows, and at times, working capital deficits. Consequently, the Company has been heavily reliant on debt and equity financing to fund its operations and meet its obligations as they come due. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Initial Accounting Assessment of Certain Tax Equity Partnerships (TEPs)

As described in Notes 1 and 2 to the consolidated financial statements, as of December 31, 2024, the Company had approximately $260.6 million of redeemable noncontrolling interests and $592.9 million of noncontrolling interests, a portion of which relates to these TEPs. The Company forms TEPs with its investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with the Company's solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities ("VIEs"), through arrangements that do not involve holding a majority of the voting interests. The Company consolidates a VIE when it is the primary beneficiary, which is defined as the party that has (a) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As disclosed by management, assets, liabilities and operating results of these partnerships are consolidated in the financial statements. The tax equity investors' share of the net assets of these tax equity funds are recognized as redeemable noncontrolling interests and noncontrolling interests in the consolidated balance sheet. Additionally, management has determined that the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method.

The principal considerations for our determination that performing procedures relating to the initial accounting assessment of certain TEP arrangements is a critical audit matter are the significant judgment by management in the assessment of whether the Company is the primary beneficiary of the TEP, thus requiring consolidation of the entity, as well as the application of the HLBV methodology based on the terms of the operating agreements in the initial year, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the initial accounting assessment of whether the Company is the primary beneficiary of the TEP and the application of the HLBV methodology based on the substantive economic arrangements of the TEP operating agreements. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the initial accounting for certain TEPs. These procedures also included, among others, (i) using professionals with specialized skill and knowledge to evaluate the appropriateness of management's application of the HLBV methodology based on the substantive economic arrangements of the TEP operating agreements and (ii) evaluating management's assessment of whether the Company qualifies as the primary beneficiary of the TEP, and therefore consolidates the TEP.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 3, 2025

We have served as the Company's auditor since 2014, which includes periods before the Company became subject to SEC reporting requirements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts and share par values)

		As of December 31,
	Notes	2024	2023
Assets
Current assets:
Cash and cash equivalents	2	$211,192	$212,832
Accounts receivable—trade, net	2	43,670	40,767
Accounts receivable—other, net	2, 6	318,330	253,350
Other current assets, net of allowance of $5,550 and $4,659 as of December 31, 2024 and 2023, respectively	2, 4, 6	454,311	429,299
Total current assets		1,027,503	936,248

Property and equipment, net	2, 3	7,411,954	5,638,794
Customer notes receivable, net of allowance of $134,499 and $111,818 as of December 31, 2024 and 2023, respectively	2, 4, 6	3,925,256	3,735,986
Intangible assets, net	2	105,214	134,058
Other assets	2, 4, 6, 8, 14	883,772	895,885
Total assets (1)		$13,353,699	$11,340,971

Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	2	$699,396	$355,791
Accrued expenses	2	131,266	122,355
Current portion of long-term debt	7	327,228	483,497
Other current liabilities	2, 4, 14	165,861	133,649
Total current liabilities		1,323,751	1,095,292

Long-term debt, net	7	8,133,179	7,030,756
Other long-term liabilities	2, 5, 14	1,211,676	1,086,011
Total liabilities (1)		10,668,606	9,212,059

Commitments and contingencies	14

Redeemable noncontrolling interests	2, 10	260,562	165,872

Stockholders' equity:
Common stock, 125,067,917 and 122,466,515 shares issued as of December 31, 2024 and 2023, respectively, at $0.0001 par value	11, 12	13	12
Additional paid-in capital—common stock	2, 11, 12	1,785,041	1,755,461
Retained earnings (accumulated deficit)	2	46,590	(228,583)
Total stockholders' equity		1,831,644	1,526,890
Noncontrolling interests	2, 10	592,887	436,150
Total equity		2,424,531	1,963,040
Total liabilities, redeemable noncontrolling interests and equity		$13,353,699	$11,340,971

(1) The consolidated assets as of December 31, 2024 and 2023 include $7,023,751 and $5,297,816, respectively, of assets of variable interest entities ("VIEs") that can only be used to settle obligations of the VIEs. These assets include cash of $96,508 and $54,674 as of December 31, 2024 and 2023, respectively; accounts receivable—trade, net of $23,950 and $13,860 as of December 31, 2024 and 2023, respectively; accounts receivable—other, net of $280,039 and $187,607 as of December 31, 2024 and 2023, respectively; other current assets of $647,464 and $693,772 as of December 31, 2024 and 2023, respectively; property and equipment, net of $5,827,836 and $4,273,478 as of December 31, 2024 and 2023, respectively; and other assets of $147,954 and $74,425 as of December 31, 2024 and 2023, respectively. The consolidated liabilities as of December 31, 2024 and 2023 include $419,902 and $278,016, respectively, of liabilities of VIEs whose creditors have no recourse to Sunnova Energy International Inc. These liabilities include accounts payable of $293,329 and $197,072 as of December 31, 2024 and 2023, respectively; accrued expenses of $1,330 and $157 as of December 31, 2024 and 2023, respectively; other current liabilities of $8,486 and $7,269 as of December 31, 2024 and 2023, respectively; and other long-term liabilities of $116,757 and $73,518 as of December 31, 2024 and 2023, respectively.

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

		Year Ended December 31,
	Notes	2024	2023	2022
Revenue:
Customer agreements and incentives	2	$541,530	$378,136	$280,801
Solar energy system and product sales	2	298,392	342,517	276,889
Total revenue		839,922	720,653	557,690

Operating expense:
Cost of revenue—customer agreements and incentives	2, 3	213,407	149,206	103,586
Cost of revenue—solar energy system and product sales	2	249,555	278,291	223,491
Operations and maintenance	2	104,947	96,997	36,679
General and administrative	2, 14	458,982	384,223	258,986
Provision for current expected credit losses and other bad debt expense	2, 6	35,094	46,199	43,018
Goodwill impairment	2	—	13,150	—
Other operating (income) expense	2, 6	17,478	(3,978)	(26,566)
Total operating expense, net		1,079,463	964,088	639,194

Operating loss		(239,541)	(243,435)	(81,504)

Interest expense, net	7, 8	491,172	371,937	107,775
Interest income	2, 6	(149,918)	(115,872)	(59,799)
Loss on extinguishment of long-term debt, net	7	4,551	—	—
Other (income) expense		6,940	3,949	(3,090)
Loss before income tax		(592,286)	(503,449)	(126,390)

Income tax (benefit) expense	2, 9	(144,513)	(1,023)	3,886
Net loss		(447,773)	(502,426)	(130,276)
Net income (loss) attributable to redeemable noncontrolling interests and noncontrolling interests	10	(79,880)	(84,465)	31,366
Net loss attributable to stockholders		$(367,893)	$(417,961)	$(161,642)

Net loss per share attributable to stockholders—basic and diluted	13	$(2.96)	$(3.53)	$(1.41)
Weighted average common shares outstanding—basic and diluted	13	124,240,517	118,344,728	114,451,034

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Year Ended December 31,
	Notes	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(447,773)	$(502,426)	$(130,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	229,012	153,387	108,167
Impairment and loss on disposals, net	2	55,904	56,592	8,459
Amortization of intangible assets	2	28,432	28,432	28,441
Amortization of deferred financing costs	2, 7	59,222	25,226	13,640
Amortization of debt discount	7	30,130	19,174	9,342
Non-cash effect of equity-based compensation plans	2, 12	28,192	25,535	24,218
Non-cash direct sales revenue	2	(49,350)	(60,590)	(8,484)
Provision for current expected credit losses and other bad debt expense	2, 6	35,094	46,199	43,018
Unrealized (gain) loss on derivatives	8	3,771	67,318	(19,451)
Unrealized (gain) loss on fair value instruments and equity securities	2	(17,294)	188	(29,279)
Loss on sales of customer notes receivable	6	43,448	—	—
Loss on extinguishment of long-term debt, net	7	4,551	—	—
Other non-cash items		(11,695)	7,332	(34,962)
Changes in components of operating assets and liabilities:
Accounts receivable	2, 6	(108,220)	101,125	(159,295)
Other current assets	2, 4, 6	(144,361)	(105,743)	(119,794)
Other assets	2, 4, 6, 8, 14	(76,682)	(115,488)	(124,981)
Accounts payable	2	9,210	(5,493)	4,486
Accrued expenses	2	(2,907)	(11,213)	48,385
Other current liabilities	2, 4, 14	22,109	43,665	11,772
Other long-term liabilities	2, 5, 14	(1,641)	(10,782)	(6,832)
Net cash used in operating activities		(310,848)	(237,562)	(333,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	2, 3	(1,642,838)	(1,832,714)	(868,208)
Payments for investments and customer notes receivable	2, 4, 6	(302,614)	(909,488)	(1,236,228)
Proceeds from customer notes receivable	2, 4, 6	226,256	180,721	109,760
Proceeds from sales of customer notes receivable	6	84,874	—	—
Proceeds from investments in solar receivables	2, 4	11,915	11,582	12,394
Other, net		6,632	5,238	680
Net cash used in investing activities		(1,615,775)	(2,544,661)	(1,981,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	7	2,780,375	3,507,828	2,903,727
Payments of long-term debt	7	(1,835,474)	(1,406,022)	(758,355)
Payments on notes payable	7	(8,890)	(7,151)	—
Payments of deferred financing costs	7	(61,053)	(75,920)	(30,791)
Purchase of capped call transactions	7	—	—	(48,420)
Proceeds from issuance of common stock, net	11	(1,668)	81,316	(3,190)
Contributions from redeemable noncontrolling interests and noncontrolling interests	2, 10	1,212,142	692,894	449,398
Distributions to redeemable noncontrolling interests and noncontrolling interests	2, 10	(589,037)	(48,986)	(29,771)
Payments of costs related to redeemable noncontrolling interests and noncontrolling interests	2, 10	(27,412)	(11,881)	(13,091)
Proceeds from sales of investment tax credits for redeemable noncontrolling interests and noncontrolling interests	2	519,906	5,971	—
Other, net		(8,557)	(6,998)	(802)
Net cash provided by financing activities		1,980,332	2,731,051	2,468,705
Net increase (decrease) in cash, cash equivalents and restricted cash		53,709	(51,172)	153,677
Cash, cash equivalents and restricted cash at beginning of period		494,402	545,574	391,897
Cash, cash equivalents and restricted cash at end of period		548,111	494,402	545,574
Restricted cash included in other current assets	2, 4	(78,240)	(62,188)	(51,733)
Restricted cash included in other assets	2, 4	(258,679)	(219,382)	(133,584)
Cash and cash equivalents at end of period		$211,192	$212,832	$360,257

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities:
Change in accounts payable and accrued expenses related to purchases of property and equipment	$225,979	$69,981	$32,008
Change in accounts payable and accrued expenses related to payments for investments and customer notes receivable	$4,567	$(24,025)	$31,908
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	$87,128	$187,940	$2,959
Non-cash settlement of receivables and payables with primarily dealers	$59,012	$19,041	$—

Supplemental cash flow information:
Cash paid for interest	$440,920	$283,985	$142,870
Cash paid for income taxes	$12,011	$14,726	$2,000

See accompanying notes to consolidated financial statements.

SUNNOVA ENERGY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(in thousands, except share amounts)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2021	$145,336	113,386,600	$11	$1,649,199	$(459,715)	$1,189,495	$286,782	$1,476,277
Net income (loss)	(22,487)	—	—	—	(161,642)	(161,642)	53,853	(107,789)
Issuance of common stock, net	—	1,552,479	—	12,849	—	12,849	—	12,849
Capped call transactions	—	—	—	(48,420)	—	(48,420)	—	(48,420)
Contributions from redeemable noncontrolling interests and noncontrolling interests	84,923	—	—	—	—	—	364,475	364,475
Distributions to redeemable noncontrolling interests and noncontrolling interests	(4,920)	—	—	—	—	—	(24,851)	(24,851)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(3,829)	—	—	—	—	—	(5,373)	(5,373)
Equity in subsidiaries attributable to parent	(33,020)	—	—	—	256,575	256,575	(223,555)	33,020
Equity-based compensation expense	—	—	—	24,218	—	24,218	—	24,218
Other, net	(266)	—	—	1	—	1	(2,694)	(2,693)
December 31, 2022	165,737	114,939,079	11	1,637,847	(364,782)	1,273,076	448,637	1,721,713
Net loss	(8,443)	—	—	—	(417,961)	(417,961)	(76,022)	(493,983)
Issuance of common stock, net	—	7,527,436	1	92,079	—	92,080	—	92,080
Contributions from redeemable noncontrolling interests and noncontrolling interests	382,904	—	—	—	—	—	309,990	309,990
Distributions to redeemable noncontrolling interests and noncontrolling interests	(16,176)	—	—	—	—	—	(32,810)	(32,810)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(8,257)	—	—	—	—	—	(6,302)	(6,302)
Equity in subsidiaries attributable to parent	(348,705)	—	—	—	554,160	554,160	(205,455)	348,705
Equity-based compensation expense	—	—	—	25,535	—	25,535	—	25,535
Other, net	(1,188)	—	—	—	—	—	(1,888)	(1,888)
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-in Capital - Common Stock	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity

		Shares	Amount
December 31, 2023	$165,872	122,466,515	$12	$1,755,461	$(228,583)	$1,526,890	$436,150	$1,963,040
Net loss	(52,946)	—	—	—	(367,893)	(367,893)	(26,934)	(394,827)
Issuance of common stock, net	—	2,601,402	1	2,464	—	2,465	—	2,465
Contributions from redeemable noncontrolling interests and noncontrolling interests	624,101	—	—	—	—	—	588,041	588,041
Distributions to redeemable noncontrolling interests and noncontrolling interests	(316,527)	—	—	—	—	—	(272,510)	(272,510)
Costs related to redeemable noncontrolling interests and noncontrolling interests	(20,025)	—	—	—	—	—	(15,990)	(15,990)
Distributions payable to redeemable noncontrolling interests and noncontrolling interests	(38,041)	—	—	—	—	—	(49,087)	(49,087)
Investment tax credit sales related to redeemable noncontrolling interests and noncontrolling interests	327,994	—	—	—	—	—	159,693	159,693
Equity in subsidiaries attributable to parent	(416,589)	—	—	—	643,065	643,065	(226,476)	416,589
Equity-based compensation expense	—	—	—	27,115	—	27,115	—	27,115
Other, net	(13,277)	—	—	1	1	2	—	2
December 31, 2024	$260,562	125,067,917	$13	$1,785,041	$46,590	$1,831,644	$592,887	$2,424,531

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

We are an industry-leading energy services company focused on making clean energy more accessible, reliable and affordable for homeowners and businesses, serving over 441,000 customers in more than 50 United States ("U.S.") states and territories. Sunnova Energy Corporation was incorporated in Delaware on October 22, 2012 and formed Sunnova Energy International Inc. ("SEI") as a Delaware corporation on April 1, 2019. We completed our initial public offering on July 29, 2019 (our "IPO"); and in connection with our IPO, all of Sunnova Energy Corporation's ownership interests were contributed to SEI. Unless the context otherwise requires, references in this report to "Sunnova", the "Company", "we", "our", "us", or like terms, refer to SEI and its consolidated subsidiaries.

We partner with local dealers and contractors who originate, design and install our customers' solar energy systems, energy storage systems and related products and services on our behalf, as well as other sustainable home solutions that we provide to further enhance the efficiency of our customers' investment and contribute towards their adaptive home, such as smart home devices, modern heating, ventilation and air conditioning, generators, upgraded roofing, water systems, water heaters, main panel upgrades and electric vehicle chargers. Our focus on our dealer and contractor model enables us to leverage our dealers' and contractors' specialized knowledge, connections and experience in local markets to drive customer origination while providing our dealers and contractors with access to high quality products at competitive prices, as well as technical oversight and expertise. We believe this structure provides operational flexibility, reduces exposure to labor shortages and lowers fixed costs relative to more vertically-integrated models.

We offer customers products to power and improve the energy efficiency and sustainability of their homes and businesses with affordable solar energy and related products and services. We can offer energy generation savings compared to utility-based retail rates with little to no up-front expense to the customer in conjunction with solar and solar plus energy storage products that also provide energy resiliency. Our customer agreements typically take the form of a legal-form lease (a lease) of a solar energy system and/or energy storage system to the customer, the sale of the solar energy system's output to the customer under a power purchase agreement ("PPA") or the customer's purchase of a solar energy system, energy storage system and/or accessory either with financing provided by us (a loan) or paid in full by the customer (a sale). We also offer service plans and repair services for systems we did not originate. Complementary to our business, in some states we make it possible for a customer to obtain a new roof and/or other ancillary products. We also allow customers originated through our homebuilder channel the option of purchasing the system when the customer closes on the purchase of a new home. The initial term of our customer agreements is typically between 10 and 25 years, during which time we provide or arrange for ongoing services to customers, including monitoring, maintenance and warranty services. Our lease and PPA agreements typically include an opportunity for customers to renew for up to an additional 10 years, via two five-year or one 10-year renewal options. Our ancillary products include both cash sales and loans with an initial term between one year and 20 years. Customer payments and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rates can be fixed for the duration of the customer agreement or escalated at a pre-determined percentage annually. We also receive tax benefits and other incentives from leases and PPAs, a portion of which we finance through tax equity, non-recourse debt structures and hedging arrangements in order to fund our upfront costs, overhead and growth investments.

Basis of Presentation

The accompanying annual audited consolidated financial statements (consolidated financial statements) include our Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and Statements of Redeemable Noncontrolling Interests and Equity and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") from records maintained by us. Our consolidated financial statements include our accounts and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation, we consolidate any VIE of which we are the primary beneficiary. We form VIEs with our investors in the ordinary course of business to facilitate the funding and monetization of certain attributes associated with our solar energy systems. The typical condition for a controlling financial interest is holding a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve holding a majority of the voting interests. A primary beneficiary is defined as the party that has (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have considered the provisions within the contractual arrangements that grant us power to manage and make decisions that affect the operation of our VIEs, including determining the solar energy systems contributed to the VIEs, and the installation, operation and maintenance of the solar energy systems. We consider the rights granted to the other investors under the contractual arrangements to be more protective in nature rather than substantive participating rights. As such, we have determined we are the primary beneficiary of our VIEs and evaluate our relationships with our VIEs on an ongoing basis to determine whether we continue to be the primary beneficiary. We have eliminated all intercompany transactions in consolidation.

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue:
Customer agreements and incentives	$378,136	$280,801
Solar energy system and product sales	342,517	276,889
Total revenue	$720,653	$557,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents cost of revenue as shown in the Consolidated Statements of Operations in our previously issued consolidated financial statements:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue—depreciation	$130,261	$96,280
Cost of revenue—inventory sales	$176,371	$178,310
Cost of revenue—other	$120,865	$52,487

The following table presents the revised presentation of cost of revenue in the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue—customer agreements and incentives	$149,206	$103,586
Cost of revenue—solar energy system and product sales	$278,291	$223,491

Certain other prior period amounts have been revised to conform to the current period presentation. These revisions did not have a significant impact on our consolidated financial statements.

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

Going Concern

We assess going concern uncertainty on a quarterly basis to determine if we have sufficient cash and cash equivalents on hand, working capital and access to capital through financing agreements to operate for a period of at least one year from the date our consolidated financial statements are issued (the look-forward period). Our ability to continue as a going concern is dependent on many factors, including, among other things, our ability to comply with the covenants in our debt agreements, our ability to cure any defaults that may occur under our debt agreements, or forbearances with respect to any such defaults, and our ability to pay, retire, amend, replace or refinance our indebtedness as principal payments come due. Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures, among other factors, and our ability to delay or curtail those expenditures, if necessary. We evaluated our liquidity within the look-forward period to determine if there is substantial doubt about our ability to continue as a going concern. In the preparation of this liquidity assessment, we applied judgment to estimate our projected cash flows, including the following: (a) projected cash outflows, (b) projected cash inflows and (c) projected availability under our existing financing arrangements. When management is aware, in making its assessment, of material uncertainties related to events or conditions that may raise substantial doubt as to our ability to continue as a going concern, those uncertainties are disclosed.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2024, we had $211.2 million of cash and cash equivalents, of which $34.7 million is held outside of secured collection accounts, negative working capital of $296.2 million, limited availability under any financing arrangement for general corporate purposes and our convertible senior notes and senior notes due in 2026 were trading significantly below par. Additionally, since our inception, we have had a history of significant operating losses, operating and investing cash outflows and at times, working capital deficits. Consequently, we have been heavily reliant on debt and equity financing to fund our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations and meet our obligations as they come due. Based on our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities and availability and commitments under existing financing agreements are not sufficient to meet our obligations and fund operations during the look-forward period. These conditions have raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management's plans to address these conditions include certain or all of the following: (a) refinancing certain of our obligations due during the look-forward period, (b) executing additional debt financing that can be used for general corporate purposes, (c) reducing expenditures, (d) revising dealer payment terms and (e) obtaining tax equity investment commitment that is sufficient to continue operating our business model. We can offer no assurances we will be able to successfully implement any of these plans or obtain financing at acceptable terms or at all. To support executing elements of this plan, we have hired a financial advisor to help us manage certain aspects of our debt management and refinancing efforts. See Note 7, Long-Term Debt for further discussion of our debt obligations.

Cash and Cash Equivalents

We maintain cash and cash equivalents, which consists principally of demand deposits, with investment-grade financial institutions. Our securitizations, warehouses and tax equity financings typically require the cash flows from related customer contracts be paid into a secured collection account and only be available for general use after amounts on deposit in such accounts are first applied to satisfy the current obligations of the applicable special purpose entity and upon the satisfaction of certain conditions to distribution. We are exposed to credit risk to the extent cash and cash equivalents balances exceed amounts covered by the Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2024 and 2023, we had cash and cash equivalents deposits of $189.0 million and $187.0 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of cash and cash equivalents.

Restricted Cash

We record cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. Our restricted cash primarily represents cash held to service certain payments under our various financing arrangements (see Note 7, Long-Term Debt and Note 10, Redeemable Noncontrolling Interests and Noncontrolling Interests) and balances collateralizing outstanding letters of credit related to a reinsurance agreement and one of our operating leases for office space (see Note 14, Commitments and Contingencies). The following table presents the detail of restricted cash as recorded in other current assets and other assets in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Debt and inverter reserves	$257,886	$247,394
Tax equity reserves (1)	73,374	25,778
Other	5,659	8,398
Total (2)	$336,919	$281,570

(1) Amount will be used to purchase eligible solar energy systems.
(2) Of this amount, $78.2 million and $62.2 million is recorded in other current assets as of December 31, 2024 and 2023, respectively.

We are exposed to credit risk to the extent restricted cash balances exceed amounts covered by the FDIC. As of December 31, 2024 and 2023, we had restricted cash deposits of $328.4 million and $274.4 million, respectively, in excess of the FDIC's current insured limit of $250,000. We have not experienced any losses on our deposits of restricted cash.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the changes in the allowance for credit losses recorded against accounts receivable—trade, net in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$2,559	$1,676
Provision for current expected credit losses	10,495	4,978
Write off of uncollectible accounts	(8,680)	(4,370)
Recoveries	442	275
Other, net	(115)	—
Balance at end of period	$4,701	$2,559

Accounts Receivable—Other, Net.    Accounts receivable—other, net primarily represents receivables from ITC sales, receivables from sales of customer notes receivable and receivables from our dealers or other parties related to the sale of inventory and the use of inventory procured by us. The following table presents the changes in the allowance for credit losses recorded against accounts receivable—other, net in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$13,045	$—
Provision for current expected credit losses	418	18,402
Write off of uncollectible accounts	(13,178)	(5,357)
Balance at end of period	$285	$13,045

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense. The following table presents the detail of inventory as recorded in other current assets in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Energy storage systems and components	$26,289	$83,178
Homebuilder construction in progress	85,090	36,461
Modules and inverters	15,184	27,143
Meters and modems	132	1,793
Total	$126,695	$148,575

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

Concentration of Services and Equipment from Dealers

We utilize a network of approximately 500 dealers as of December 31, 2024. During the year ended December 31, 2024, one dealer accounted for approximately 25% of our total expenditures to dealers. During the year ended December 31, 2023, two dealers accounted for approximately 20% and 16%, respectively, of our total expenditures to dealers. During the year ended December 31, 2022, three dealers accounted for approximately 26%, 16% and 11%, respectively, of our total expenditures to dealers. No other dealer accounted for more than 10% of our expenditures to dealers during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, we recorded payables to dealers of $385.0 million and $147.8 million, respectively, in accounts payable in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, we recorded accrued expenses to dealers of $12.0 million and $19.1 million, respectively, in accrued expenses in the Consolidated Balance Sheets.

Concentration of Revenue from Dealers

During the year ended December 31, 2024, no dealer accounted for more than 10% of our total revenue. During the year ended December 31, 2023, one dealer accounted for approximately 16% of our total revenue. During the year ended December 31, 2022, one dealer accounted for approximately 16% of our total revenue. No other dealer accounted for more than 10% of our revenue during the years ended December 31, 2024, 2023 and 2022.

Dealer Commitments

We enter into exclusivity and other similar agreements with certain key dealers pursuant to which we agree to pay an incentive if such dealers install a certain minimum number of solar energy systems within specified periods. These incentives are recorded in other assets in the Consolidated Balance Sheets and are amortized using the straight-line method to general and administrative expense in the Consolidated Statements of Operations generally over the term of the customer agreements, which is estimated at an average of 23 years. See Note 14, Commitments and Contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy must be determined based on the lowest level input that is significant to the fair value measurement. An assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. Our financial instruments include cash, cash equivalents, accounts receivable, customer notes receivable, investments in solar receivables, accounts payable, accrued expenses, long-term debt, interest rate swaps and caps and contingent consideration. The carrying values of accounts receivable, accounts payable and accrued expenses approximate the fair values due to the fact that they are short-term in nature (Level 1). We estimate the fair value of our customer notes receivable based on interest rates currently offered under the loan program with similar maturities and terms (Level 3). We estimate the fair value of our investments in solar receivables based on a discounted cash flows model that utilizes market data related to solar irradiance, production factors by region and projected electric utility rates in order to build up revenue projections (Level 3). In addition, lease-related revenue and maintenance and service costs were supported through the use of available market studies and data. We estimate the fair value of our fixed-rate long-term debt based on an analysis of debt with similar book values, maturities, observed market trading prices and required market yields based on current interest rates (Level 3). We determine the fair values of the interest rate derivative transactions based on a discounted cash flow method using contractual terms of the transactions and counterparty credit risk as key inputs. The floating interest rate is based on observable rates consistent with the frequency of the interest cash flows (Level 2). For contingent consideration, we estimate the fair value of the installation earnout using the Monte Carlo model based on the forecasted placements for the installations and the microgrid earnout using a scenario-based methodology based on the probabilities of the microgrid earnout, both using Level 3 inputs. See Note 6, Customer Notes Receivable, Note 7, Long-Term Debt and Note 8, Derivative Instruments.

The following tables present our financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$67,720	$—	$—	$67,720
Derivative assets	11,954	—	11,954	—
Total	$79,674	$—	$11,954	$67,720

Financial liabilities:
Contingent consideration	$2,157	$—	$—	$2,157
Total	$2,157	$—	$—	$2,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Investments in solar receivables	$69,334	$—	$—	$69,334
Derivative assets	55,471	—	55,471	—
Total	$124,805	$—	$55,471	$69,334

Financial liabilities:
Contingent consideration	$19,916	$—	$—	$19,916
Total	$19,916	$—	$—	$19,916

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

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$69,334	$72,171
Additions	—	969
Settlements	(11,990)	(11,528)
Gain recognized in earnings	10,376	7,722
Balance at end of period	$67,720	$69,334

Changes in the fair value of our contingent consideration are included in other operating (income) expense in the Consolidated Statements of Operations. The following table summarizes the change in the fair value of our financial liabilities accounted for at fair value on a recurring basis using Level 3 inputs as recorded in other long-term liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$19,916	$26,787
Settlements	(3,901)	(10,832)
(Gain) loss recognized in earnings	(13,858)	3,961
Balance at end of period	$2,157	$19,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the significant unobservable inputs used in the valuation of our liabilities as of December 31, 2024 using Level 3 inputs:

	Unobservable Input	Weighted Average
Liabilities:
Contingent consideration - installation earnout	Volatility	30.00%
	Revenue risk premium	15.16%
	Risk-free discount rate	4.37%
Contingent consideration - microgrid earnout	Probability of success	5.00%
	Risk-free discount rate	4.37%

Significant increases or decreases in the volatility, revenue risk premium, probability of success or risk-free discount rate in isolation could result in a significantly higher or lower fair value measurement. As of December 31, 2024, the amount of contingent consideration that could be paid has an estimated maximum value of $4.4 million and a minimum value of $1.6 million.

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

Revenue

The following table presents the detail of revenue as recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
PPA revenue	$175,592	$123,646	$104,563
Lease revenue	239,018	147,788	100,070
Solar renewable energy certificate revenue	58,568	50,375	48,698
Loan revenue	47,940	34,716	18,601
Service revenue	11,786	16,197	4,178
Other revenue	8,626	5,414	4,691
Customer agreements and incentives	541,530	378,136	280,801
Inventory sales revenue	106,256	185,855	195,980
Cash sales revenue	142,786	96,072	72,425
Direct sales revenue	49,350	60,590	8,484
Solar energy system and product sales	298,392	342,517	276,889
Total	$839,922	$720,653	$557,690

We recognize revenue from contracts with customers as we satisfy our performance obligations at a transaction price reflecting an amount of consideration based upon an estimated rate of return, net of cash incentives. We express this rate of return as the solar rate per kilowatt hour ("kWh") in the customer contract. The amount of revenue we recognize does not equal customer cash payments because we satisfy performance obligations ahead of cash receipt or evenly as we provide continuous access on a stand-ready basis to the solar energy system. We reflect the differences between revenue recognition and cash payments received in accounts receivable, other assets or deferred revenue, as appropriate. Revenue allocated to remaining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance obligations represents contracted revenue we have not yet recognized and includes deferred revenue and amounts we will invoice and recognize as revenue in future periods. Contracted but not yet recognized revenue related to our lease agreements was approximately $7.6 billion as of December 31, 2024, of which we expect to recognize approximately 4% over the next 12 months. Given the contracts in place at December 31, 2024, we do not expect the annual recognition to vary significantly over approximately the next 19 years as the majority of existing customer agreements have at least 19 years remaining, given the average age of the fleet of solar energy systems under contract is less than four years.

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

Solar Renewable Energy Certificate Revenue.    Each solar renewable energy certificate ("SREC") represents the environmental benefit of one megawatt hour (1,000 kWh) generated by a solar energy system. SRECs can be sold separate from the actual electricity generated by the renewable-based generation source. We account for the SRECs we generate from our solar energy systems as governmental incentives with no costs incurred to obtain them and do not consider those SRECs output of the underlying solar energy systems. We classify these SRECs as inventory held until sold and delivered to third parties. As we did not incur costs to obtain these governmental incentives, the inventory carrying value for the SRECs was $0 as of December 31, 2024 and 2023. We enter into economic hedges related to expected production of SRECs through forward contracts. While these fixed price forward contracts serve as an economic hedge against spot price fluctuations for the SRECs, the contracts do not qualify for hedge accounting and are not designated as cash flow hedges or fair value hedges. The contracts require us to physically deliver the SRECs upon settlement. We recognize the related revenue under ASC 606 upon satisfaction of the performance obligation to transfer the SRECs to the stated counterparty. Upon a sale, the purchaser of the SREC typically pays within one month of receiving the SREC. The costs related to the sales of SRECs are generally limited to broker fees (recorded in cost of revenue—customer agreements and incentives), which are only paid in connection with certain transactions. In certain circumstances we are required to purchase SRECs on the open market to fulfill minimum delivery requirements under our forward contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31,
	2024	2023
	(in thousands)
Loans	$1,012,934	$930,999
PPAs and leases	72,426	55,651
Solar receivables	4,076	4,339
SRECs	15,209	—
Other	—	14
Total (1)	$1,104,645	$991,003

(1) Of this amount, $60.4 million and $50.8 million is recorded in other current liabilities as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, we recognized revenue of $55.7 million and $33.0 million, respectively, from amounts recorded in deferred revenue at the beginning of the respective years.

Contract Assets and Contract Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, production or predetermined schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method to reflect the transfer of control over time. Contract assets include unbilled amounts typically resulting from revenue under contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Retainage, included in contract assets, represents the amounts withheld from billings by our customers pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance guarantees. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The payment terms of our contracts from time to time require the customer to make advance payments as well as interim payments as work progresses. As of December 31, 2024 and 2023, contract assets were $0 and $279,000, respectively, and contract liabilities were $9.3 million and $3.8 million, respectively. The decrease in contract assets was primarily due to revenue recognized on certain contracts and the timing of billings. The increase in contract liabilities was primarily due to the timing of advance payments partially offset by revenue recognized during the period. During the years ended December 31, 2024 and 2023, we recognized revenue of $2.3 million and $0, respectively, from amounts recorded in contract liabilities at the beginning of the respective years.

Performance Guarantee Obligations

In most cases, we guarantee certain specified minimum solar energy production output under our leases and loan agreements, generally over a term between 10 and 25 years. The amounts are generally measured and credited to the customer's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
account as early as the first anniversary of the solar energy system's placed in service date and then every annual period thereafter. We monitor the solar energy systems to ensure these outputs are achieved. We evaluate if any amounts are due to our customers based upon not meeting the guaranteed solar energy production outputs at each reporting period end. For leases, these estimated amounts are recorded as a reduction to revenues from customers and a current or long-term liability, as applicable. For loans, these estimated amounts are recorded as an increase to cost of revenue—customer agreements and incentives and a current or long-term liability, as applicable. See Note 14, Commitments and Contingencies.

Property and Equipment

Solar Energy Systems and Energy Storage Systems.    Depreciation of solar energy systems and energy storage systems is calculated using the straight-line method over the estimated useful lives of the solar energy systems and energy storage systems and are recorded in cost of revenue—customer agreements and incentives. While solar energy systems and energy storage systems are in the design, construction and installation stages prior to being placed in service, the development of the systems is accounted for through construction in progress. The components of the design, construction and installation of the solar energy systems and energy storage systems are as follows:

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

Property and Equipment, Excluding Solar Energy Systems and Energy Storage Systems.    Property and equipment, including software and business technology projects, computers and equipment, leasehold improvements, furniture and fixtures, vehicles and other property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets and are recorded in general and administrative expense. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives. Upon disposition, the cost and related accumulated depreciation of the assets are removed from property and equipment and the resulting gain or loss is reflected in the Consolidated Statements of Operations. Repair and maintenance costs are expensed as incurred.

Intangibles

Our purchased intangible assets are stated at cost less accumulated amortization. Our intangible assets acquired from a business combination or asset acquisition are stated at the estimated fair value on the date of the acquisition less accumulated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amortization. We amortize intangible assets to general and administrative expense using the straight-line method. The following table presents the detail of intangible assets as recorded in intangible assets, net in the Consolidated Balance Sheets:

		As of December 31,
	Useful Lives	2024	2023
	(in years)	(in thousands)
Customer relationships - system sales	10	$145,496	$145,496
Customer relationships - servicing	10	3,471	3,471
Customer relationships - new customers	4	29,761	29,761
Trade name	15	11,899	11,899
Tax equity commitment	4	21,209	21,209
Software license	3	331	331
Trademark	3	68	68
Other	3-25	88	499
Intangible assets, gross		212,323	212,734
Less: accumulated amortization		(107,109)	(78,676)
Intangible assets, net		$105,214	$134,058

As of December 31, 2024, amortization expense related to intangible assets to be recognized is as follows:

Amortization Expense
(in thousands)
2025	$18,875
2026	15,690
2027	15,690
2028	15,690
2029	15,690
2030 and thereafter	23,579
Total	$105,214

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired. When assessing goodwill for impairment, we use qualitative and if necessary, quantitative methods in accordance with GAAP. Our annual assessment date is October 31. We utilized a qualitative assessment and concluded it was more likely than not the carrying amount was greater than the fair value due to a sustained decline in our share price. Our review considered performance compared to released guidance, renewable market factors, liquidity and market capitalization including stock price along with other market factors including interest rate changes and inflation. Based on this assessment, we performed a quantitative assessment using the market approach. In 2023, our market capitalization, after consideration of a control premium, was lower than the book value of equity and thus, we recognized goodwill impairment of $13.2 million.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized to interest expense, net over the term of the related debt using the effective interest method for term loans or the straight-line method for revolving credit facilities. The unamortized balance of deferred financing costs is recorded in current portion of long-term debt and long-term debt, net (see Note 7, Long-Term Debt)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for term loans or in other current assets and other assets for revolving credit facilities and debt and equity transactions not yet completed, in the Consolidated Balance Sheets. The following table presents the changes in net deferred financing costs:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$128,361	$76,525
Capitalized	58,170	77,062
Amortized	(59,222)	(25,226)
Balance at end of period	$127,309	$128,361

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

The liability is initially measured at fair value (as a Level 3 measurement) based on the present value of estimated removal and restoration costs and subsequently adjusted for changes in the underlying assumptions and for accretion expense. The accretion expense is recognized in general and administrative expense in the Consolidated Statements of Operations. The corresponding asset retirement costs are capitalized as part of the carrying amount of the solar energy system and depreciated over the solar energy system's remaining useful life. See Note 5, Asset Retirement Obligations.

Warranty Obligations

In connection with our customer agreements, we warrant the solar energy systems against defects in workmanship, against component or materials breakdowns and against any damages to rooftops during the installation process. The dealers' warranties on the workmanship, including work during the installation process, and the manufacturers' warranties over component parts have a range of warranty periods which are generally 10 to 25 years. The following table summarizes the changes in our warranty reserve, which is recorded in other long-term liabilities in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$5,965	$3,018
Accruals	4,259	2,959
Settlements	(529)	(12)
Balance at end of period	$9,695	$5,965

Advertising Costs

We expense advertising costs as they are incurred to general and administrative expense in the Consolidated Statements of Operations. We recognized advertising expense of $1.6 million, $5.0 million and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Defined Contribution Plan

In April 2015, we established the Sunnova Energy Corporation 401(k) Profit Sharing Plan (401(k) plan) available to employees who meet the 401(k) plan's eligibility requirements. The 401(k) plan allows participants to contribute a percentage of their compensation to the 401(k) plan up to the limits set forth in the Internal Revenue Code. We may make additional discretionary contributions to the 401(k) plan as a percentage of total participant contributions, subject to established limits. Participants are fully vested in their contributions and any safe harbor matching contributions we make. We made safe harbor matching contributions of $5.3 million, $4.2 million and $1.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, which are recorded in general and administrative expense in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We determine whether a tax position taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation, is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit or obligation as the largest amount that is more than 50% likely of being realized upon ultimate settlement. See Note 9, Income Taxes.

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

Segment Information

Operating segments are defined as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the chief executive officer. We organize our business segments based on the nature of products and services offered. Based on the financial information presented to and reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance, we have determined we have a single reportable segment: residential solar energy products and services. Our principal operations, revenue and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
decision-making functions are located in the U.S. The following table presents the details of segment revenue and significant segment expenses for our reportable segment:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Segment revenue	$835,713	$719,723	$557,690
Less significant segment expenses:
Depreciation related to solar energy systems and energy storage systems	190,306	130,261	96,280
Cost of revenue related to service customers, loan agreements and underwriting costs for new customers and solar energy systems	23,101	18,944	7,306
Inventory sales costs	103,332	176,371	178,310
Cash sales costs	82,268	51,832	38,766
Direct sales costs	59,571	48,049	6,262
Maintenance and servicing of solar energy system and energy storage systems	29,732	37,444	16,786
Property insurance	14,847	11,207	7,820
Impairments, excluding goodwill	55,905	43,442	8,459
Payroll and employee related expense	217,392	187,186	116,029
Legal, insurance, office and business travel costs	39,439	37,664	24,858
Consultants, contractors and professional fees	44,537	36,614	25,378
Amortization expense	30,738	29,583	29,224
Software and business technology expense	33,203	26,506	15,778
Depreciation expense not related to solar energy systems and energy storage systems	38,706	23,126	11,887
Financing deal costs	14,547	1,723	930
Marketing expense	13,027	16,172	10,317
Sales, franchise, other taxes and bank fees	11,109	10,236	6,259
Provision for current expected credit losses and other bad debt expense	35,094	46,199	43,018
Goodwill impairment	—	13,150	—
Other operating (income) expense	17,478	(3,978)	(26,566)
Interest expense, net	491,172	371,937	107,775
Interest income	(149,918)	(115,872)	(59,799)
Income tax (benefit) expense	(144,513)	(1,023)	3,886
Other segment expenses (1)	30,929	20,747	18,142
Segment net loss	(446,289)	(497,797)	(129,415)
Non-reportable segment net loss	(1,484)	(4,629)	(861)
Net loss	$(447,773)	$(502,426)	$(130,276)

(1)Other segment expenses primarily includes warranty expense, ARO accretion expense, acquisition costs, miscellaneous fees and government affairs expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present other information related to our reportable segment reconciled to our consolidated financial statements:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
PPA revenue	$175,583	$123,646	$104,563
Lease revenue	239,010	147,788	100,070
Solar renewable energy certificate revenue	58,568	50,375	48,698
Loan revenue	47,940	34,716	18,601
Service revenue	11,786	16,197	4,178
Other revenue	8,626	5,414	4,691
Customer agreements and incentives	541,513	378,136	280,801
Inventory sales revenue	106,256	185,855	195,980
Cash sales revenue	138,594	95,142	72,425
Direct sales revenue	49,350	60,590	8,484
Solar energy system and product sales	294,200	341,587	276,889
Total segment revenue	835,713	719,723	557,690
Non-reportable segment revenue	4,209	930	—
Total revenue	$839,922	$720,653	$557,690

	As of December 31,
	2024	2023
	(in thousands)
Segment assets	$13,339,654	$11,334,748
Non-reportable segment assets	14,045	6,223
Total assets	$13,353,699	$11,340,971

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Segment purchases of property and equipment	$(1,637,926)	$(1,831,305)	$(868,208)
Non-reportable segment purchases of property and equipment	(4,912)	(1,409)	—
Purchases of property and equipment	$(1,642,838)	$(1,832,714)	$(868,208)

Basic and Diluted Net Income (Loss) Per Share

Our basic net income (loss) per share attributable to stockholders is calculated by dividing the net income (loss) attributable to stockholders by the weighted-average number of shares of common stock outstanding for the period. Our diluted net income (loss) per share attributable to stockholders is calculated by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method or the if-converted method, as applicable. During periods in which we incur a net loss attributable to stockholders, stock options and restricted stock units are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to stockholders as the effect is antidilutive. See Note 13, Basic and Diluted Net Loss Per Share.

Equity-Based Compensation

We account for equity-based compensation, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards. Equity-based compensation expense includes the compensation cost for all share-based awards granted to employees, consultants and members of our board of directors. We use the Black-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scholes option-pricing model to measure the fair value of stock options at the measurement date. For restricted stock units that will be settled in cash, we use the closing price of our common stock on the measurement date to measure the fair value at the measurement date and record in other current liabilities in the Consolidated Balance Sheets. For restricted stock units that will be settled in common stock, we use the closing price of our common stock on the grant date to measure the fair value at the measurement date and record in additional paid-in capital—common stock in the Consolidated Balance Sheets. We recognize the fair value of equity-based compensation awards as compensation cost in the financial statements, beginning on the grant date. We base compensation expense on the fair value of the awards we expect to vest, recognized over the service period, and adjusted for actual forfeitures as they occur. Equity-based compensation expense is recorded in general and administrative expense in the Consolidated Statements of Operations. See Note 12, Equity-Based Compensation.

Redeemable Noncontrolling Interests and Noncontrolling Interests

Noncontrolling interests represent third-party interests in the net assets of certain consolidated subsidiaries (the tax equity entities). For these tax equity entities, we have determined the appropriate methodology for calculating the noncontrolling interest balances that reflects the substantive economic arrangements in the operating agreements is a balance sheet approach using the hypothetical liquidation at book value ("HLBV") method. Under the HLBV method, the amounts reported as noncontrolling interests in the Consolidated Balance Sheets represent the amounts third-party investors would hypothetically receive at each balance sheet date under the liquidation provisions of the operating agreements, assuming the net assets of the subsidiaries were liquidated at amounts determined in accordance with GAAP and distributed to the investors. The noncontrolling interest balances in these subsidiaries are reported as a component of equity in the Consolidated Balance Sheets. The amount of income or loss allocated to noncontrolling interests in the results of operations for the subsidiaries using HLBV are determined as the difference in the noncontrolling interest balances in the Consolidated Balance Sheets at the start and end of each reporting period, after taking into account any capital transactions between the subsidiaries and the third-party investors. Factors used in the HLBV calculation include GAAP income (loss), taxable income (loss), capital contributions, investment tax credits, distributions and the stipulated targeted investor return specified in the subsidiaries' operating agreements. Changes in these factors could have a significant impact on the amounts that investors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income (loss) to the noncontrolling interest holders may create volatility in the Consolidated Statements of Operations as the application of HLBV can drive changes in net income or loss attributable to noncontrolling interests from period to period.

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

Self-Insurance

In January 2023, we changed our health insurance policy for qualifying employees in the U.S. from a fully-insured policy to a self-insured policy in order to administer insurance coverage to our employees at a lower cost to us. The change in insurance policy did not have a significant impact on our consolidated financial statements and related disclosures. Under the self-insured policy, we maintain stop-loss coverage from a third party that limits our exposure to large claims. We record a liability associated with these benefits that includes an estimate of both claims filed and losses incurred but not yet reported based on historical claims experience. In estimating this accrual, we utilize a third-party actuary to estimate a range of expected losses, which are based on an analysis of historical data. Assumptions are monitored and adjusted when warranted by changing circumstances. We record our liability for estimated losses under our self-insured policy in accrued expenses in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, our liability for self-insured claims was $3.5 million and $3.5 million, respectively, which represents our best estimate of the future cost of claims incurred as of that date. We believe we have adequate reserves for these claims as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales of Investment Tax Credits ("ITCs")

We enter into tax credit purchase and sale agreements with third-party purchasers to sell to such third-party purchasers, for cash, the Section 48(a) ITCs and Section 48E ITCs generated by certain solar energy systems that have or will be placed in service, subject to certain conditions set forth therein. We account for ITCs using the flow-through method, which states the tax benefit is to be recognized when the ITC is realizable. For interim periods, we account for income tax under ASC 740-270 which prescribes the use of an estimated annual effective tax rate to be applied to year-to-date ordinary income or loss before tax to compute the year-to-date income tax provision. In calculating the estimated annual effective tax rate, we include the forecasted tax benefit from the sale of ITCs for the year. For tax credit purchase and sale agreements entered into by certain of our consolidated tax equity partnerships, we record our share of the sale as income tax benefit in the Consolidated Statements of Operations and the tax equity investor's share as an increase to redeemable noncontrolling interests or noncontrolling interests in the Consolidated Balance Sheets. We record an accrued distribution to redeemable noncontrolling interests and noncontrolling interests for their share of the ITC sales (at the time the ITC sale is recognized) when such accrual is stipulated in the operating agreement of the tax equity partnership. The following table presents the detail of receivables and payables related to ITC sales as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Accounts receivable—other	$294,649	$200,679
Accounts payable	$264,750	$184,830

The following table presents the detail of ITC sales as recorded in the Consolidated Balance Sheets and Consolidated Statements of Operations:

	Year Ended December 31, 2024			Year Ended December 31, 2023
		Financial Statement Classification			Financial Statement Classification
	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit	ITC Sales	Redeemable Noncontrolling Interests and Noncontrolling Interests	Income Tax Benefit
	(in thousands)
ITC sales related to tax equity partnerships	$616,319	$487,687	$128,632	$192,729	$190,801	$1,928
ITC sales unrelated to tax equity partnerships	29,202	—	29,202	14,696	—	14,696
Total	$645,521	$487,687	$157,834	$207,425	$190,801	$16,624

New Accounting Guidance

New accounting pronouncements are issued by the FASB or other standard setting bodies and are adopted as of the specified effective date.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, to refine and ensure a broader and more transparent representation of segment-related financial activities. This ASU is effective for annual periods beginning in January 2024 and interim periods beginning in January 2025. We adopted this ASU retrospectively in the fourth quarter of 2024 and have included additional disclosures, including segment revenue and significant segment expenses, in Note 2, Significant Accounting Policies.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, to require further disaggregation and disclosure of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain expenses in the notes to the financial statements. This ASU is effective for annual periods beginning in January 2027 and interim periods beginning in January 2028. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. This ASU is effective for annual and interim periods beginning in January 2026. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

(3) Property and Equipment

The following table presents the detail of property and equipment, net as recorded in the Consolidated Balance Sheets:

		As of December 31,
	Useful Lives	2024	2023
	(in years)	(in thousands)
Solar energy systems and energy storage systems	35	$7,425,371	$5,443,796
Construction in progress		499,018	530,180
Asset retirement obligations	30	102,422	78,538
Software and business technology systems	3	155,044	130,300
Computers and equipment	3-5	7,743	7,503
Leasehold improvements	1-6	7,208	6,170
Furniture and fixtures	7	1,172	1,172
Vehicles	4-5	1,640	1,640
Other	5-6	419	419
Property and equipment, gross		8,200,037	6,199,718
Less: accumulated depreciation		(788,083)	(560,924)
Property and equipment, net		$7,411,954	$5,638,794

The amounts included in the above table for solar energy systems and energy storage systems and substantially all the construction in progress relate to our customer contracts (including PPAs and leases). These assets had accumulated depreciation of $678.2 million and $489.7 million as of December 31, 2024 and 2023, respectively.

(4) Detail of Certain Balance Sheet Captions

The following table presents the detail of other current assets as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Current portion of customer notes receivable	$193,081	$176,562
Inventory	126,695	148,575
Restricted cash	78,240	62,188
Prepaid assets	30,763	25,996
Deferred receivables	10,609	7,601
Other	14,923	8,377
Total	$454,311	$429,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the detail of other assets as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Restricted cash	$258,679	$219,382
Prepaid assets	55,535	33,154
Other	569,558	643,349
Total	$883,772	$895,885

The following table presents the detail of other current liabilities as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Interest payable	$73,812	$67,647
Deferred revenue	60,408	50,815
Other	31,641	15,187
Total	$165,861	$133,649

(5) Asset Retirement Obligations

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

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$96,227	$69,869
Additional obligations incurred	23,959	21,529
Accretion expense	6,652	4,905
Other	(111)	(76)
Balance at end of period	$126,727	$96,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Customer Notes Receivable

We offer a loan program, under which the customer finances the purchase of a solar energy system, energy storage system and/or accessory through a customer agreement for a term of 10, 15 or 25 years. The following table presents the detail of customer notes receivable as recorded in the Consolidated Balance Sheets and the corresponding fair values:

	As of December 31,
	2024	2023
	(in thousands)
Customer notes receivable	$4,258,386	$4,029,025
Allowance for credit losses	(140,049)	(116,477)
Customer notes receivable, net	$4,118,337	$3,912,548
Estimated fair value, net	$3,974,477	$3,800,754

The following table presents the changes in the allowance for credit losses related to customer notes receivable as recorded in other current assets and customer notes receivable, net in the Consolidated Balance Sheets:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$116,477	$81,248
Provision for current expected credit losses (1)	23,572	35,229
Balance at end of period	$140,049	$116,477

(1)    For the years ended December 31, 2024 and 2023, the provision for current expected credit losses related to customer notes receivable was 2% and 4%, respectively, of total operating expense.

The following tables present additional information related to our customer notes receivable.

	As of December 31,
	2024	2023
	(in thousands)
Investment in loan solar energy systems, energy storage systems and/or accessories not yet placed in service	$46,352	$159,066
Accrued interest receivable related to customer notes receivable	$6,657	$14,305
Customer notes receivable not accruing interest	$98,680	$34,200
Allowance recorded for loans on nonaccrual status	$2,783	$754

	Year Ended December 31,
	2024	2023
	(in thousands)
Interest income related to customer notes receivable	$130,550	$98,848
Interest income recognized for loans on nonaccrual status	$—	$—
Accrued interest receivable written off by reversing interest income	$178	$63

In May 2024, we ceased originating home security and monitoring loans with Brinks Home. In connection therewith, we sold approximately 58,000 home security and monitoring loans to Brinks Home. During the year ended December 31, 2024, we sold additional accessory loans to a third party. While we still have an obligation to service the accessory loans sold during the year ended December 31, 2024, no such obligation exists for the home security and monitoring loans sold in May 2024. During the year ended December 31, 2024, we sold approximately 65,000 accessory loans with a net customer notes receivable balance of $142.6 million for $84.9 million and recognized a loss of $43.4 million, which is recorded in other operating (income)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expense in the Consolidated Statements of Operations. As of December 31, 2024, $4.4 million is recorded in accounts receivable—other, net and $5.2 million is recorded in other assets for sales proceeds not yet received.

We consider the performance of our customer notes receivable portfolio and its impact on our allowance for credit losses. We also evaluate the credit quality based on the aging status and payment activity. The following table presents the aging of the amortized cost of customer notes receivable:

	As of December 31,
	2024	2023
	(in thousands)
1-90 days past due	$169,904	$164,150
91-180 days past due	49,056	40,428
Greater than 180 days past due	166,091	77,110
Total past due (1)	385,051	281,688
Not past due	3,873,335	3,747,337
Total	$4,258,386	$4,029,025

(1)    As of December 31, 2024 and 2023, the total amount past due as a percent of gross customer notes receivable was 9% and 7%, respectively.

As of December 31, 2024 and 2023, the amortized cost of our customer notes receivable more than 90 days past due but not on nonaccrual status was $116.5 million and $83.3 million, respectively. The following table presents the amortized cost by origination year of our customer notes receivable based on payment activity:

	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Payment performance:
Performing	$489,635	$1,285,215	$1,254,490	$654,532	$198,621	$209,802	$4,092,295
Nonperforming (1)	11,562	52,951	52,760	26,209	7,306	15,303	166,091
Total	$501,197	$1,338,166	$1,307,250	$680,741	$205,927	$225,105	$4,258,386

(1)    A nonperforming loan is a loan in which the customer is in default and has not made any scheduled principal or interest payments for 181 days or more.

(7) Long-Term Debt

Our subsidiaries with long-term debt include Sunnova Energy Corporation, Sunnova EZ-Own Portfolio, LLC ("EZOP"), Sunnova Helios II Issuer, LLC ("HELII"), Sunnova RAYS I Issuer, LLC ("RAYSI"), Sunnova Helios III Issuer, LLC ("HELIII"), Sunnova TEP Holdings, LLC ("TEPH"), Sunnova Sol Issuer, LLC ("SOLI"), Sunnova Helios IV Issuer, LLC ("HELIV"), Sunnova Asset Portfolio 8, LLC ("AP8"), Sunnova Sol II Issuer, LLC ("SOLII"), Sunnova Helios V Issuer, LLC ("HELV"), Sunnova Sol III Issuer, LLC ("SOLIII"), Sunnova Helios VI Issuer, LLC ("HELVI"), Sunnova Helios VII Issuer, LLC ("HELVII"), Sunnova Helios VIII Issuer, LLC ("HELVIII"), Sunnova Sol IV Issuer, LLC ("SOLIV"), Sunnova Helios IX Issuer, LLC ("HELIX"), Sunnova Helios X Issuer, LLC ("HELX"), Sunnova Inventory Supply, LLC ("IS"), Sunnova Sol V Issuer, LLC ("SOLV"), Sunnova Helios XI Issuer, LLC ("HELXI"), Sunnova Helios XII Issuer, LLC ("HELXII"), Sunnova Asset Portfolio 9, LLC ("AP9"), Sunnova Hestia I Borrower, LLC ("HESI"), Sunnova Business Markets Borrower, LLC ("BMB"), Sunnova Sol VI Issuer, LLC ("SOLVI"), Sunnova Helios XIII Issuer, LLC ("HELXIII"), Sunnova Hestia II Borrower, LLC ("HESII"), Sunnova Helios XIV Issuer, LLC ("HELXIV"), Sunnova Sol VII Issuer, LLC ("SOLVII"), Sunnova Sol VIII Issuer, LLC ("SOLVIII") and Sunnova Aurora I Issuer, LLC ("AURI"). The following table presents the detail of long-term debt as recorded in current portion of long-term debt and long-term debt, net in the Consolidated Balance Sheets:

Year Ended December 31, 2024 Weighted Average Effective Interest Rates	As of December 31, 2024		Year Ended December 31, 2023 Weighted Average Effective Interest Rates	As of December 31, 2023
	Long-term	Current		Long-term	Current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(in thousands, except interest rates)
SEI
0.25% convertible senior notes	0.71%	$575,000	$—	0.71%	$575,000	$—
2.625% convertible senior notes	3.03%	600,000	—	3.03%	600,000	—
Debt discount, net		(13,918)	—		(19,174)	—
Deferred financing costs, net		(535)	—		(748)	—
Sunnova Energy Corporation
Notes payable	9.73%	—	2,489	7.07%	—	3,084
5.875% senior notes	6.52%	400,000	—	6.53%	400,000	—
11.75% senior notes	12.29%	400,000	—	12.02%	400,000	—
Debt discount, net		(10,888)	—		(13,288)	—
Deferred financing costs, net		(8,695)	—		(12,119)	—
EZOP
Revolving credit facility	10.84%	166,640	—	8.72%	511,000	—
Debt discount, net		(137)	—		(302)	—
HELII
Solar asset-backed notes	5.61%	185,698	9,569	5.64%	194,933	9,065
Debt discount, net		(19)	—		(24)	—
Deferred financing costs, net		(2,289)	—		(2,926)	—
RAYSI
Solar asset-backed notes	5.55%	98,968	6,725	5.55%	105,096	6,349
Debt discount, net		(535)	—		(753)	—
Deferred financing costs, net		(2,537)	—		(3,004)	—
HELIII
Solar loan-backed notes	4.44%	78,963	9,550	4.43%	86,232	9,983
Debt discount, net		(975)	—		(1,250)	—
Deferred financing costs, net		(936)	—		(1,200)	—
TEPH
Revolving credit facility	10.26%	1,167,950	—	10.03%	1,036,600	—
Debt discount, net		(618)	—		(1,168)	—
SOLI
Solar asset-backed notes	3.93%	319,437	15,817	3.91%	335,874	12,965
Debt discount, net		(61)	—		(74)	—
Deferred financing costs, net		(4,732)	—		(5,769)	—
HELIV
Solar loan-backed notes	4.15%	90,017	10,249	4.16%	97,458	10,854
Debt discount, net		(274)	—		(417)	—
Deferred financing costs, net		(1,330)	—		(1,955)	—
AP8
Credit facility	8.92%	—	—	9.42%	—	215,000
Notes payable	6.02%	71,754	3,246		—	—
Deferred financing costs, net		(6,095)	—		—	—
SOLII
Solar asset-backed notes	2.90%	213,340	6,314	3.90%	221,955	7,195
Debt discount, net		(48)	—		(56)	—
Deferred financing costs, net		(3,316)	—		(3,948)	—
HELV
Solar loan-backed notes	2.51%	125,690	12,675	2.49%	134,473	13,496
Debt discount, net		(394)	—		(540)	—
Deferred financing costs, net		(1,538)	—		(2,094)	—
SOLIII
Solar asset-backed notes	2.83%	241,168	13,672	2.81%	257,545	15,762
Debt discount, net		(86)	—		(102)	—
Deferred financing costs, net		(4,113)	—		(4,871)	—
HELVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Solar loan-backed notes	2.12%	151,053	12,706	2.10%	159,901	13,521
Debt discount, net		(24)	—		(32)	—
Deferred financing costs, net		(1,786)	—		(2,345)	—
HELVII
Solar loan-backed notes	2.53%	117,257	9,593	2.53%	123,494	10,221
Debt discount, net		(24)	—		(31)	—
Deferred financing costs, net		(1,395)	—		(1,797)	—
HELVIII
Solar loan-backed notes	3.66%	231,415	18,768	3.62%	243,020	19,995
Debt discount, net		(3,450)	—		(4,355)	—
Deferred financing costs, net		(2,689)	—		(3,395)	—
SOLIV
Solar asset-backed notes	5.93%	313,897	8,861	5.90%	325,612	8,464
Debt discount, net		(7,678)	—		(9,440)	—
Deferred financing costs, net		(5,498)	—		(6,759)	—
HELIX
Solar loan-backed notes	5.67%	188,266	13,039	5.64%	196,174	15,246
Debt discount, net		(2,459)	—		(3,027)	—
Deferred financing costs, net		(2,273)	—		(2,798)	—
HELX
Solar loan-backed notes	8.12%	195,838	14,049	7.38%	200,842	19,996
Debt discount, net		(11,983)	—		(17,015)	—
Deferred financing costs, net		(2,245)	—		(3,064)	—
IS
Revolving credit facility	11.11%	7,419	—	8.90%	31,300	—
SOLV
Solar asset-backed notes	6.94%	304,150	8,256	6.93%	312,844	7,775
Debt discount, net		(12,049)	—		(15,491)	—
Deferred financing costs, net		(5,197)	—		(6,682)	—
HELXI
Solar loan-backed notes	6.51%	243,339	16,788	6.29%	247,251	31,240
Debt discount, net		(10,171)	—		(12,007)	—
Deferred financing costs, net		(3,957)	—		(5,195)	—
HELXII
Solar loan-backed notes	7.01%	199,779	16,625	6.71%	210,263	26,661
Debt discount, net		(10,281)	—		(13,065)	—
Deferred financing costs, net		(3,269)	—		(4,135)	—
AP9
Revolving credit facility	26.25%	—	—	19.30%	12,118	—
Debt discount, net		—	—		(572)	—
HESI
Solar loan-backed notes	6.14%	205,206	19,408	10.94%	213,432	26,625
Debt discount, net		(6,469)	—		(7,616)	—
Deferred financing costs, net		(5,954)	—		(7,058)	—
BMB
Revolving credit facility	312.19%	—	832		—	—
SOLVI
Solar asset-backed notes	6.81%	218,720	4,060		—	—
Debt discount, net		(11,055)	—		—	—
Deferred financing costs, net		(5,603)	—		—	—
HELXIII
Solar loan-backed notes	6.31%	187,671	21,355		—	—
Debt discount, net		(6,581)	—		—	—
Deferred financing costs, net		(4,512)	—		—	—
HESII

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Solar loan-backed notes	6.25%	146,019	16,618	—	—
Debt discount, net		(112)	—	—	—
Deferred financing costs, net		(6,366)	—	—	—
HELXIV
Solar loan-backed notes	7.33%	191,022	34,275	—	—
Debt discount, net		(6,976)	—	—	—
Deferred financing costs, net		(4,945)	—	—	—
SOLVII
Solar asset-backed notes	7.06%	313,229	5,467	—	—
Debt discount, net		(8,657)	—	—	—
Deferred financing costs, net		(8,984)	—	—	—
SOLVIII
Solar asset-backed notes	6.81%	298,510	9,590	—	—
Debt discount, net		(5,569)	—	—	—
Deferred financing costs, net		(9,245)	—	—	—
AURI
Solar asset-backed notes	6.36%	146,569	6,632	—	—
Debt discount, net		(12,740)	—	—	—
Deferred financing costs, net		(6,540)	—	—	—
Total		$8,133,179	$327,228	$7,030,756	$483,497

Availability.    As of December 31, 2024, we had $623.8 million of available borrowing capacity, subject to certain conditions, under our various financing arrangements, consisting of $383.4 million under the EZOP revolving credit facility, $194.1 million under the TEPH revolving credit facility, $42.6 million under the IS revolving credit facility and $3.8 million under the BMB revolving credit facility. As of December 31, 2024, we were in compliance with all debt covenants under our financing arrangements.

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

SEI Debt.    In May 2021, we issued and sold an aggregate principal amount of $575.0 million of our 0.25% convertible senior notes (0.25% convertible senior notes) in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $560.6 million. The 0.25% convertible senior notes mature in December 2026 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 0.25% convertible senior notes, we used proceeds of $91.7 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $60.00 per share, subject to adjustments. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 0.25% convertible senior notes. As the capped call transactions meet certain accounting criteria, they are classified as stockholders' equity and therefore, are recorded in additional paid-in capital—common stock in the Consolidated Balance Sheets and are not accounted for as derivatives.

The holders of our 0.25% convertible senior notes may convert their notes at their option at any time prior to September 1, 2026 only under the following circumstances: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (b) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (c) with respect to notes called for redemption (or deemed called for redemption), at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date or (d) upon the occurrence of specified corporate events. On or after September 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
circumstances. Upon conversion, we will be required to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate of our 0.25% convertible senior notes will initially be 28.9184 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $34.58 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes called (or deemed called) in connection with such a corporate event or notice of redemption, as the case may be.

We may not redeem our 0.25% convertible senior notes prior to June 5, 2024. We may redeem for cash all or any portion of the notes, at our option, on or after June 5, 2024 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In August 2022, we issued and sold an aggregate principal amount of $600.0 million of our 2.625% convertible senior notes (2.625% convertible senior notes) in a private placement at a discount to the initial purchasers of 2.5%, for an aggregate purchase price of $585.0 million. The 2.625% convertible senior notes mature in February 2028 unless earlier redeemed, repurchased or converted. In connection with the pricing of the 2.625% convertible senior notes, we used proceeds of $48.4 million to enter into privately negotiated capped call transactions, which are expected to reduce the potential dilution to common shares and/or offset potential cash payments that could be required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap initially equal to $34.24 per share, subject to adjustments. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the 2.625% convertible senior notes. As the capped call transactions meet certain accounting criteria, they are classified as stockholders' equity and therefore, are recorded in additional paid-in capital—common stock in the Consolidated Balance Sheets and are not accounted for as derivatives.

The holders of our 2.625% convertible senior notes may convert their notes at their option at any time prior to November 15, 2027 only under the following circumstances:(a) during any calendar quarter commencing after the calendar quarter ending on December 31, 2022 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (b) during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day, (c) with respect to notes called for redemption (or deemed called for redemption), at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date or (d) upon the occurrence of specified corporate events. On or after November 15, 2027 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate of our 2.625% convertible senior notes will initially be 29.2039 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $34.24 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes called (or deemed called) in connection with such a corporate event or notice of redemption, as the case may be.

We may not redeem our 2.625% convertible senior notes prior to August 20, 2025. We may redeem for cash all or any portion of the notes, at our option, on or after August 20, 2025 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sunnova Energy Corporation Debt.    In August 2021, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 5.875% senior notes (5.875% senior notes) at a discount to the initial purchasers of approximately 1.24%, for an aggregate purchase price of $395.0 million. The 5.875% senior notes mature in September 2026 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation. In June 2023, Sunnova Energy Corporation entered into an arrangement to finance $6.8 million of insurance premiums at an annual interest rate of 7.24% over ten months. In August 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.5 million of insurance premiums at an annual interest rate of 7.49% over ten months. In September 2023, Sunnova Energy Corporation entered into an arrangement to finance $1.9 million of insurance premiums at an annual interest rate of 7.49% over nine months. In September 2023, Sunnova Energy Corporation issued and sold an aggregate principal amount of $400.0 million of 11.75% senior notes (11.75% senior notes) at a discount to the initial purchasers of approximately 2.74%, for an aggregate purchase price of approximately $389.0 million. The 11.75% senior notes mature in October 2028 and are initially guaranteed on a senior unsecured basis by SEI and a wholly-owned subsidiary of Sunnova Energy Corporation. In June 2024, Sunnova Energy Corporation entered into an arrangement to finance $8.3 million of insurance premiums at an annual interest rate of 7.74% over ten months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In February 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect certain assignments of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments, and the assignment of the role of the Atlas funding agent for the Atlas Lender Group, (b) amend the thresholds for certain "Amortization Events" (as defined by such revolving credit facility) and (c) modify the "Liquidity Reserve Account Required Balance" (as defined by such revolving credit facility). In March 2024, we amended the EZOP revolving credit facility to, among other things, (a) amend the Advance Rate, Excess Concentration Amount (in each case, as defined by such revolving credit facility) and certain related definitions and (b) amend the eligibility criteria for the Solar Loans (as defined by such revolving credit facility). In June 2024, we amended the EZOP revolving credit facility to, among other things, (a) reflect the exit of the RBC Committed Lender, RBC Conduit Lender and RBC Funding Agent (each as defined by such revolving credit facility) from the facility and (b) reflect the joinder of Royal Bank of Canada as a Committed Lender and Funding Agent (each as defined by such revolving credit facility) and the establishment of a new Royal Bank of Canada Lender Group (as defined by such revolving credit facility). In December 2024, we amended the EZOP revolving credit facility to, among other things, (a) extend the maturity date from November 2025 to February 2026, (b) decrease the aggregate commitment amount from $875.0 million to $550.0 million, (c) decrease the maximum facility amount from $1.0 billion to $550.0 million and (d) make certain updates to the definition of "Excess Concentration Amount".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

TEPH Debt.      In September 2019, TEPH, a wholly-owned subsidiary of SEI, entered into a revolving credit facility with Credit Suisse AG, New York Branch, as administrative agent, and the lenders party thereto, for an aggregate committed amount of $100.0 million with a maturity date of November 2022. The TEPH revolving credit facility allows for borrowings based on the aggregate value of solar assets owned by subsidiaries of TEPH subject to certain excess concentration limitations. The proceeds from the TEPH revolving credit facility are available for purchasing solar energy systems, funding certain reserve accounts required by the TEPH revolving credit facility, making distributions to the parent of TEPH and paying fees incurred in connection with closing the TEPH revolving credit facility. The TEPH revolving credit facility is non-recourse to SEI and is secured by net cash flows from PPAs and leases available to the borrower after distributions to tax equity investors and payment of certain operating, maintenance and other expenses. Sunnova Energy Corporation guarantees the performance of certain affiliates who manage the collateral related to the TEPH revolving credit facility as well as certain indemnity and repurchase obligations. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the facility. In addition, TEPH's obligations under the TEPH revolving credit facility are guaranteed by certain subsidiaries of TEPH. Borrowings under the TEPH revolving credit facility are made in Class A loans and Class B loans. The TEPH revolving credit facility has an advance rate equal to approximately 60% of the value of the solar projects in the portfolio that have not yet begun construction and 80% of the value of the solar projects that have reached substantial completion. Interest on the borrowings under the TEPH revolving credit facility is due quarterly. Borrowings under the TEPH revolving credit facility initially bore interest at an annual rate of either LIBOR divided by a percentage equal to 100% minus a reserve percentage or a base rate (defined as, for any day, a rate of interest per annum equal to the highest of (a) the prime rate for such day and (b) the sum of the weighted average of the rates on overnight federal funds transactions with members of the federal reserve system arranged by federal funds brokers as published for such day plus 0.50%), plus a margin of between 2.90% and 4.30%, which varies based on criteria including (a) whether the availability period has expired, (b) whether a takeout transaction has occurred in the last 18 months and (c) the ratio of Class A loans to Class B loans outstanding at such time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In February 2024, we amended the TEPH revolving credit facility to, among other things, reflect an assignment of commitments occurring within the Atlas Lender Group (as defined by such revolving credit facility) without increasing the existing commitments and the appointment of a new Atlas funding agent for the Atlas Lender Group. In April 2024, additional lenders joined the TEPH revolving credit facility and the aggregate commitment amount was increased from $1.3 billion to $1.4 billion. In August 2024, we amended the TEPH revolving credit facility to, among other things, modify certain eligibility criteria to allow for energy community, domestic content and low-income community tax credit bonuses. In October 2024, we amended the TEPH revolving credit facility to, among other things, (a) extend the maturity date from November 2025 to August 2026, (b) extend the date upon which lender commitments terminate (and no further advances are permitted under the TEPH revolving credit facility) from May 2025 to May 2026, (c) require us to maintain a specified minimum working capital amount as of quarterly determination dates, (d) add certain events of default and (e) increase the aggregate commitment amount from $1.361 billion to $1.362 billion. In addition, the debt agreement governing our TEPH revolving credit facility contains contingent stepdowns in advance rates and contingent cash reserve requirements triggered by the failure of Sunnova Energy Corporation to satisfy or maintain specified minimum working capital amounts as of quarterly determination dates. If Sunnova Energy Corporation fails to maintain such specified working capital amounts, the funds otherwise distributable to us under such facilities may become restricted and the availability of advances thereunder may be reduced, which could reduce our available cash and lead to potential prepayment of the facility

SOLI Debt.    In February 2020, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLI, a special purpose entity, that issued $337.1 million in aggregate principal amount of Series 2020-1 Class A solar asset-backed notes and $75.4 million in aggregate principal amount of Series 2020-1 Class B solar asset-backed notes (collectively, the "SOLI Notes") with a maturity date of January 2055. The SOLI Notes were issued at a discount of 0.89% for Class A and 0.85% for Class B and bear interest at an annual rate equal to 3.35% and 5.54% for the Class A and Class B notes, respectively. The cash flows generated by the solar energy systems of SOLI's subsidiaries are used to service the quarterly principal and interest payments on the SOLI Notes and satisfy SOLI's expenses, and any remaining cash can be distributed to Sunnova Sol Depositor, LLC, SOLI's sole member. In connection with the SOLI Notes, certain of our affiliates receive a fee for managing and servicing the solar energy systems pursuant to a transaction management agreement and managing and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage and service the solar energy systems pursuant to management, servicing and transaction management agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to SOLI pursuant to the sale and contribution agreement. SOLI is also required to maintain certain reserve accounts for the benefit of the holders of the SOLI Notes, each of which must remain funded at all times to the levels specified in the SOLI Notes. The indenture requires SOLI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the SOLI Notes as of such date with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the SOLI Notes have no recourse to our other assets except as expressly set forth in the SOLI Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AP8 Debt.    In September 2020, AP8 entered into a secured credit facility with Banco Popular de Puerto Rico, as agent, and the lenders party thereto, for an aggregate committed amount of $60.0 million with a maturity date of September 2023. The proceeds of the loans under the AP8 credit facility were initially available to purchase or otherwise acquire solar loans, fund a reserve account that is required to be maintained by AP8 in accordance with the credit agreement and pay fees and expenses incurred in connection with the AP8 credit facility. The amount available for borrowings at any one time under the AP8 credit facility was initially limited to a borrowing base amount determined at each borrowing and calculated based on a specified advance rate applied to the net outstanding principal balance of the solar loans securing the AP8 credit facility. After giving effect to the amendments described below, interest on the borrowings under the AP8 credit facility is due quarterly. Borrowings under the AP8 credit facility bear interest at an annual rate based on Term SOFR (as defined by such credit facility).

In connection with the AP8 credit facility, certain of our affiliates receive a fee for managing and servicing the solar loan agreements and related solar energy systems pursuant to management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the manager's obligations to manage the solar loan agreements and related solar energy systems pursuant to the management agreement, (b) the servicer's obligations to service the solar loan agreements and related solar energy systems pursuant to the servicing agreement, (c) Sunnova Asset Portfolio 8 Holdings, LLC's obligations to repurchase or substitute certain ineligible solar loans sold to AP8 pursuant to certain sale and contribution agreements, (d) the obligation of AP8 to cure any condition that has caused a solar asset to become a defective solar asset or pay certain liquidated damages, (e) the performance by AP8 of certain obligations in respect of its role as managing member of the financing funds under the credit agreement, (f) certain indemnification obligations related to its affiliates in connection with the AP8 credit facility and (g) the obligation of AP8 under the AP8 credit facility to the extent a default is caused by a misappropriation of funds or certain insolvency events related to AP8, but does not provide a general guarantee of the creditworthiness of the assets of AP8 pledged as the collateral for the AP8 credit facility. Under the limited guarantee, Sunnova Energy Corporation is subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP8 credit facility. In addition, AP8's obligations under the AP8 credit facility are guaranteed by certain subsidiaries of AP8.

In November 2022, we amended the AP8 credit facility to, among other things, (a) increase the aggregate commitment amount from $60.0 million to $75.0 million, (b) extend the facility maturity date from September 2023 to September 2024, (c) add provisions to permit the borrower to acquire and own managing members of financing funds and related covenants regarding the ownership of such managing members of financing funds, (d) add the ability to borrow against solar assets, including amending the definition of "Borrowing Base" and related provisions and covenants to account for solar assets, (e) amend the eligibility criteria, concentration limits and amortization events for solar loans and the addition of solar assets, (f) replace LIBOR with Term SOFR (as defined by such credit facility) as the interest rate benchmark and include benchmark replacement provisions, (g) amend the interest rate on borrowings to an annual rate of Term SOFR (as defined by such credit facility) plus 3.00%, with interest payments being due quarterly and (h) include certain provisions addressing grid services revenue, service incentives, service incentives rebates and related matters. In March 2023, we amended the AP8 credit facility to, among other things, increase the aggregate commitment amount from $75.0 million to $150.0 million. In June 2023, we amended the AP8 credit facility to, among other things, increase the aggregate commitment amount from $150.0 million to $185.0 million. In August 2023, we amended the AP8 credit facility to, among other things, increase the aggregate commitment amount from $185.0 million to $215.0 million.

In June 2024, we amended the AP8 credit facility to, among other things, extend the maturity date from September 2024 to October 2025. As a result of this amendment, (a) no further borrowings are permitted under the AP8 credit facility and (b) no distributions of cash are permitted without the consent of the agent thereunder. In December 2024, we voluntarily terminated the AP8 credit facility. At the time of termination, all outstanding obligations under the AP8 credit facility were paid in full and all hedging agreements permitted by the AP8 credit facility were settled.

In December 2024, AP8 entered into a notes payable agreement with Banco Popular de Puerto Rico, as agent, and the lenders party thereto, for an amount of $68.8 million for Class A notes and $6.2 million for Class B notes with a maturity date of October 2059. The Class A and Class B notes bear interest at an annual rate of 6.50% and 6.70%, respectively. The proceeds of the loans under the AP8 credit facility are available to (a) pay expenses related to the offering of the notes, (b) repay a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of one or more of our existing financing arrangements and (c) finance or refinance, in whole or in part, our existing or new investments and expenditures related to capital investment, research, development, acquisition, manufacturing, distribution, maintenance and operation of solar energy systems and energy storage systems and enabling technologies for solar energy storage and optimization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

IS Debt.      In March 2023, IS entered into a secured revolving credit facility with Texas Capital Bank, as agent, and the lenders party thereto, for an aggregate commitment amount of $50.0 million with a maturity date of the earlier of (a) March 2026 and (b) six months from the latest maturity date of any material parent credit facility (defined as a parent credit facility with a commitment amount of $250.0 million or more that, if terminated could individually be expected to result in a liquidity event (as defined by the IS revolving credit facility)). The proceeds of the loans under the IS revolving credit facility are available to purchase or otherwise acquire certain accounts receivable and inventory, fund certain reserve accounts that are required to be maintained by IS in accordance with the revolving credit agreement and pay fees and expenses incurred in connection with the IS revolving credit facility. Interest on the borrowings under the IS revolving credit facility is due monthly. Borrowings under the IS revolving credit facility bear interest at an annual rate based on Term SOFR (as defined by the IS revolving credit facility). In April 2024, we amended the IS revolving credit facility to, among other things, (a) change the date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on which payments are made to borrower from the collections account from monthly to weekly and (b) increase the applicable margin by 0.75% which results in a revised margin of (i) 3.25% for term SOFR loans and (ii) 2.25% for base rate loans. In December 2024, we amended the IS revolving credit facility to, among other things, increase the amount of letter of credit that can be issued under the IS revolving credit facility from $0 to $6.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our other assets except as expressly set forth in the HELXII Notes.

AP9 Debt.    In September 2023, AP9 entered into a secured revolving credit facility with Citibank, N.A., as administrative agent, and the lenders party thereto, for an aggregate commitment amount of $65.0 million, subject to a borrowing base calculated based on the sum of a specified advance rate applied to the net aggregate balance of the home improvement loans securing the AP9 revolving credit facility, with a maturity date of October 2027. The proceeds of the loans under the AP9 revolving credit facility were available for funding the purchase of home improvement loans and the related home improvement assets, fund certain reserve accounts that are required to be maintained by AP9 in accordance with the AP9 revolving credit facility and pay fees and expenses incurred in connection with the AP9 revolving credit facility. Interest on the borrowings under the AP9 revolving credit facility was due monthly. Borrowings under the AP9 revolving credit facility bore interest at an annual rate based on Term SOFR (as defined by the AP9 revolving credit facility) plus a margin specific to each lender. In connection with the AP9 revolving credit facility, one of our affiliates received a fee for servicing the home improvement loans and related home improvement assets pursuant to a servicing agreement. In addition, Sunnova Energy Corporation guaranteed (a) the servicer's obligations to service the home improvement loans and related home improvement assets pursuant to the servicing agreement, (b) some of the obligations of Sunnova Asset Portfolio 9 Holdings, LLC, a Delaware limited liability company ("AP9H") pursuant to that certain sale and contribution agreement between AP9H and AP9, which include specified indemnity obligations and refund obligations for certain breaches of representations and warranties in respect of the home improvement loans, (c) AP9H's obligations to repurchase or substitute certain ineligible home improvement loans or cure a defective home improvement loan sold to AP9 pursuant to the sale and contribution agreement and (d) certain indemnification obligations related to its affiliates in connection with the AP9 revolving credit facility, but does not provide a general guarantee of AP9's obligations under the AP9 revolving credit facility or of the creditworthiness of the assets of AP9 pledged as the collateral for the AP9 revolving credit facility. Under the limited guarantee, Sunnova Energy Corporation was subject to certain financial covenants regarding tangible net worth, working capital and restrictions on the use of proceeds from the AP9 revolving credit facility. Obligations of AP9 under the AP9 revolving credit facility were secured by first priority liens on substantially all of the assets of AP9. Certain obligations of AP9H under the sale and contribution agreement were secured by a first priority lien on the equity of AP9 owned by AP9H. In October 2024, we voluntarily terminated the AP9 revolving credit facility. At the time of termination, no loans were outstanding under the AP9 revolving credit facility. Upon termination, all outstanding obligations under the AP9 revolving credit facility were paid in full and all hedging agreements permitted by the AP9 revolving credit facility were settled.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

AURI Debt.    In December 2024, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of AURI, a special purpose entity, that issued $197.6 million in aggregate principal amount of Series 2024-PR1 Class A solar asset-backed notes (of which $68.8 million is held by AP8), $17.9 million in aggregate principal amount of Series 2024-PR1 Class B solar asset-backed notes (of which $6.2 million is held by AP8) and $12.7 million in aggregate principal amount of Series 2024-PR1 Class C solar asset-backed notes (collectively, the "AURI Notes") with a maturity date of October 2059. The AURI Notes were issued at a discount of 7.62%, 13.67% and 10.40% for the Class A, Class B and Class C notes, respectively, and bear interest at an annual rate equal to 6.50%, 6.70% and 11.00% for the Class A, Class

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
B and Class C notes, respectively. The cash flows generated by the solar energy systems and the related asset receivables of AURI's subsidiaries are used to service the quarterly principal and interest payments on the AURI Notes and satisfy AURI's expenses, and any remaining cash can be distributed to Sunnova Aurora I Depositor, LLC, AURI's sole member. In connection with the AURI Notes, certain of our affiliates receive a fee for managing the solar energy systems and servicing the related asset receivables pursuant to a transaction management agreement and management and servicing agreements. In addition, Sunnova Energy Corporation has guaranteed (a) the obligations of certain of our subsidiaries to manage the solar energy systems and service the related asset receivables pursuant to a transaction management agreement and management and servicing agreements, (b) the managing members' obligations, in such capacity, under the related financing fund's limited liability company agreement and (c) certain of our subsidiaries' obligations to repurchase or substitute certain ineligible solar energy systems eventually sold to AURI pursuant to the sale and contribution agreement. AURI is also required to maintain certain reserve accounts for the benefit of the holders of the AURI Notes, each of which must remain funded at all times to the levels specified in the AURI Notes. The indenture requires AURI to track the DSCR of (a) the amount of certain payments received from customers, certain performance based incentives, certain energy credits and any applicable insurance proceeds as of a specific date to (b) interest and scheduled principal due on the AURI Notes as of such date, with the potential to enter into an early amortization period if the DSCR drops below a certain threshold. The holders of the AURI Notes have no recourse to our other assets except as expressly set forth in the AURI Notes.

Fair Values of Long-Term Debt.    The fair values of our long-term debt and the corresponding carrying values are as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
follows:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
SEI 0.25% convertible senior notes	$575,000	$342,114	$575,000	$397,728
SEI 2.625% convertible senior notes	600,000	237,000	600,000	390,000
Sunnova Energy Corporation notes payable	2,489	2,489	3,084	3,084
Sunnova Energy Corporation 5.875% senior notes	400,000	333,804	400,000	339,236
Sunnova Energy Corporation 11.75% senior notes	400,000	283,656	400,000	365,000
EZOP revolving credit facility	166,640	166,640	511,000	511,000
HELII solar asset-backed notes	195,267	187,463	203,998	198,590
RAYSI solar asset-backed notes	105,693	95,188	111,445	102,480
HELIII solar loan-backed notes	88,513	80,453	96,215	87,982
TEPH revolving credit facility	1,167,950	1,167,950	1,036,600	1,036,600
SOLI solar asset-backed notes	335,254	296,462	348,839	310,928
HELIV solar loan-backed notes	100,266	91,562	108,312	96,603
AP8 credit facility	—	—	215,000	215,000
AP8 notes payable	75,000	75,164	—	—
SOLII solar asset-backed notes	219,654	183,326	229,150	192,589
HELV solar loan-backed notes	138,365	125,416	147,969	132,533
SOLIII solar asset-backed notes	254,840	216,337	273,307	235,318
HELVI solar loan-backed notes	163,759	146,402	173,422	153,836
HELVII solar loan-backed notes	126,850	114,480	133,715	120,413
HELVIII solar loan-backed notes	250,183	228,803	263,015	241,599
SOLIV solar asset-backed notes	322,758	309,118	334,076	325,816
HELIX solar loan-backed notes	201,305	190,531	211,420	203,375
HELX solar loan-backed notes	209,887	207,941	220,838	221,655
IS revolving credit facility	7,419	7,419	31,300	31,300
SOLV solar asset-backed notes	312,406	304,836	320,619	317,481
HELXI solar loan-backed notes	260,127	254,157	278,491	275,323
HELXII solar loan-backed notes	216,404	216,501	236,924	242,091
AP9 revolving credit facility	—	—	12,118	12,118
HESI solar loan-backed notes	224,614	225,773	240,057	249,318
BMB revolving credit facility	832	832	—	—
SOLVI solar asset-backed notes	222,780	221,731	—	—
HELXIII solar loan-backed notes	209,026	207,723	—	—
HESII solar loan-backed notes	162,637	160,751	—	—
HELXIV solar loan-backed notes	225,297	223,976	—	—
SOLVII solar asset-backed notes	318,696	306,924	—	—
SOLVIII solar asset-backed notes	308,100	298,918	—	—
AURI solar asset-backed notes	153,201	153,540	—	—
Total (1)	$8,721,212	$7,665,380	$7,715,914	$7,008,996

(1) Amounts exclude the net deferred financing costs (classified as debt) and net debt discounts of $260.8 million and $201.7 million as of December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the notes payable, EZOP, TEPH, IS and BMB debt, the estimated fair values approximate the carrying amounts primarily due to the variable nature of the interest rates of the underlying instruments. For the convertible senior notes and senior notes, we determined the estimated fair values based on observed market trading prices. For the HELII, RAYSI, HELIII, SOLI, HELIV, AP8, SOLII, HELV, SOLIII, HELVI, HELVII, HELVIII, SOLIV, HELIX, HELX, SOLV, HELXI, HELXII, HESI, SOLVI, HELXIII, HESII, HELXIV, SOLVII, SOLVIII and AURI debt, we determined the estimated fair values based on an analysis of debt with similar book values, maturities and required market yields based on current interest rates.

We have revised our previously issued annual financial statements to correct immaterial errors related to the presentation of the fair value of our long-term debt. We have evaluated the historical presentation in our previously issued annual financial statements and concluded the disclosure errors are immaterial. The following table presents a summary of these changes in the estimated fair values for certain of our debt instruments:

	As of December 31, 2023
	As Reported	As Revised
	(in thousands)
SEI 0.25% convertible senior notes	$528,927	$397,728
SEI 2.625% convertible senior notes	$582,463	$390,000
Sunnova Energy Corporation 5.875% senior notes	$369,522	$339,236
Sunnova Energy Corporation 11.75% senior notes	$411,996	$365,000

Principal Maturities of Long-Term Debt.    As of December 31, 2024, the principal maturities of our long-term debt were as follows:

Principal Maturities of Long-Term Debt
(in thousands)
2025	$327,228
2026	2,607,108
2027	290,814
2028	1,308,832
2029	711,618
2030 and thereafter	3,475,612
Total	$8,721,212

(8) Derivative Instruments

Interest Rate Swaps and Caps on EZOP Debt.    During the years ended December 31, 2024 and 2023, EZOP entered into interest rate swaps and caps for an aggregate notional amount of $277.4 million and $1.1 billion, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding EZOP debt. No collateral was posted for the interest rate swaps and caps as they are secured under the EZOP revolving credit facility. In July 2024, the notional amount of the interest rate swaps and caps began decreasing to match EZOP's estimated monthly principal payments on the debt. During the years ended December 31, 2024 and 2023, EZOP unwound interest rate swaps and caps with an aggregate notional amount of $699.7 million and $798.0 million, respectively, and recorded a realized gain of $27.0 million and $45.8 million, respectively.

Interest Rate Swaps and Caps on TEPH Debt.    During the years ended December 31, 2024 and 2023, TEPH entered into interest rate swaps and caps for an aggregate notional amount of $1.2 billion and $851.6 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding TEPH debt. No collateral was posted for the interest rate swaps and caps as they are secured under the TEPH revolving credit facility. In October 2025, the notional amount of the interest rate swaps and caps will begin decreasing to match TEPH's estimated quarterly principal payments on the debt. During the years ended December 31, 2024 and 2023, TEPH unwound interest rate swaps and caps with an aggregate notional amount of $837.2 million and $241.1 million, respectively, and recorded a realized gain of $26.6 million and $9.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swaps and Caps on AP8 Debt.    During the years ended December 31, 2024 and 2023, AP8 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $140.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP8 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP8 revolving credit facility. The notional amount of the interest rate swaps and caps is locked for the life of the contract. During the years ended December 31, 2024 and 2023, AP8 unwound interest rate swaps and caps with an aggregate notional amount of $215.0 million and $0, respectively, and recorded a realized loss of $1.9 million and a realized gain of $1.1 million, respectively. In December 2024, all AP8 interest rate swaps and caps were unwound and terminated.

Interest Rate Swaps and Caps on AP9 Debt.    During the years ended December 31, 2024 and 2023, AP9 entered into interest rate swaps and caps for an aggregate notional amount of $0 and $25.0 million, respectively, to economically hedge its exposure to the variable interest rates on a portion of the outstanding AP9 debt. No collateral was posted for the interest rate swaps and caps as they are secured under the AP9 revolving credit facility. During the years ended December 31, 2024 and 2023, AP9 unwound interest rate swaps and caps with an aggregate notional amount of $25.0 million and $0, respectively, and recorded a realized loss of $620,000 and a realized gain of $62,000, respectively. In September 2024, all AP9 interest rate swaps and caps were unwound and terminated.

The following table presents a summary of the outstanding derivative instruments:

	As of December 31,
	2024				2023
	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount	Effective Date	Termination Date	Fixed Interest Rate	Aggregate Notional Amount
	(in thousands, except interest rates)
EZOP	June 2024 - November 2024	June 2029 - December 2031	4.000%	$148,303	July 2023 - December 2023	December 2028 - November 2035	2.000%	$489,581
TEPH	December 2023 - August 2024	April 2038 - January 2043	3.430% - 4.312%	1,130,190	July 2022 - December 2023	October 2031 - October 2041	2.620% - 4.202%	994,403
AP8				—	November 2022 - August 2023	September 2025	4.250%	215,000
AP9				—	September 2023	September 2027	4.250%	25,000
Total				$1,278,493				$1,723,984

The following table presents the fair value of the interest rate swaps and caps as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Other assets	$11,954	$55,471

We did not designate the interest rate swaps and caps as hedging instruments for accounting purposes. As a result, we recognize changes in fair value immediately in interest expense, net. The following table presents the impact of the interest rate swaps and caps as recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Realized gain	$(51,047)	$(56,623)	$(51,207)
Unrealized (gain) loss	3,771	67,318	(19,451)
Total	$(47,276)	$10,695	$(70,658)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) Income Taxes

Our income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$(157,957)	$(15,893)	$—
State and territory	12,239	14,516	3,886
Current income tax (benefit) expense	(145,718)	(1,377)	3,886
Deferred:
State and territory	1,205	354	—
Deferred income tax expense	1,205	354	—
Total income tax (benefit) expense	$(144,513)	$(1,023)	$3,886

Our effective income tax benefit (expense) rate for the years ended December 31, 2024, 2023 and 2022 is 24%, 0% and (3)%, respectively. Total income tax differs from the amounts computed by applying the statutory income tax rate to loss before income tax primarily as a result of the intercompany sale of solar energy systems to our tax equity partnerships, our valuation allowance and income tax benefit from the sale of ITCs. The sources of these differences are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Loss before income tax	$(592,286)	$(503,449)	$(126,390)
Statutory federal tax rate	21%	21%	21%
Tax benefit computed at statutory rate	(124,380)	(105,724)	(26,542)

State and territory income tax, net of federal (benefit) expense	12,615	14,804	(3,167)

Adjustments from permanent differences:
Tax equity activities	165,094	138,895	77,755
ITC sales	(157,956)	(15,893)	—
Redeemable noncontrolling interests and noncontrolling interests	16,775	17,738	(6,587)
ITC recapture	—	—	101
Other	2,002	4,179	1,992
Decrease in valuation allowance, net	(58,663)	(55,022)	(39,666)
Total income tax (benefit) expense	$(144,513)	$(1,023)	$3,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the statutory federal tax rate to our effective income tax benefit (expense) rate:

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21%	21%	21%
State and territory income tax, net of federal (benefit) expense	(2)	(3)	3
Tax equity activities	(27)	(28)	(62)
ITC sales	26	3	—
Redeemable noncontrolling interests and noncontrolling interests	(3)	(4)	5
Other	—	—	(1)
Decrease in valuation allowance, net	9	11	31
Total effective income tax benefit (expense) rate	24%	—%	(3)%

State, federal and foreign income tax (benefit) expense is $(144.5) million, $(1.0) million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) are as follows:

	As of December 31,
	2024	2023
	(tax effected, in thousands)
Federal net operating loss carryforward	$285,915	$238,447
State net operating loss carryforward	89,558	60,980
ITC carryforward	313,329	309,693
Foreign tax credit carryforward	8,297	18,087
Federal unused interest deduction carryforward	73,417	49,979
Equity-based compensation	10,618	22,935
Deferred revenue	7,331	7,433
Unrealized loss on derivatives	1,785	(17,119)
Other deferred tax assets	59,423	48,619
Deferred tax assets	849,673	739,054

Fixed asset basis difference	(315,435)	(253,194)
Intangible asset basis difference	(22,386)	(30,921)
Investment in certain financing arrangements	(367,350)	(223,620)
Other deferred tax liabilities	(2,907)	(4,259)
Deferred tax liabilities	(708,078)	(511,994)

Valuation allowance	(143,154)	(227,414)
Net deferred tax liability	$(1,559)	$(354)

We account for income taxes under ASC 740. We sell solar energy systems at a tax gain to our tax equity partnerships. Since the tax equity partnerships are considered variable interest entities, the tax gain is eliminated upon consolidation under U.S. GAAP. However, this is a taxable event for income tax purposes. As such, we recognize the tax expense when the sale occurs.

A valuation allowance of $143.2 million and $227.4 million was recorded against our net deferred tax assets as of December 31, 2024 and 2023, respectively. We believe it is not more likely than not that future taxable income and the reversal of deferred tax liabilities will be sufficient to realize our net deferred tax assets. Our estimated federal tax net operating loss carryforward as of December 31, 2024 is approximately $1.4 billion, which will begin to expire in 2032 if not utilized. We also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
generated $18.9 million of Section 48(a) ITCs in 2024 for a net $313.3 million through December 31, 2024, which will begin to expire in 2033 if not utilized. This amount represents ITCs generated and retained for our benefit, independent of credits generated within tax equity partnerships, or those sold to a third party.

We assessed whether we had any significant uncertain tax positions taken in a filed tax return, planned to be taken in a future tax return or claim, or otherwise subject to interpretation and determined there were none not more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, or prospectively approved when such approval may be sought in advance. Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to accrue for such in our income tax accounts. There were no such accruals as of December 31, 2024 and 2023 and we do not expect a significant change in gross unrecognized tax benefits in the next twelve months. Our tax years after 2013 remain subject to examination by the IRS and by the taxing authorities in the states and territories in which we operate.

Under the provisions of the Internal Revenue Code and similar state provisions, our net operating loss carryforwards and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions, our net operating loss and tax credit carryforwards may be subject to an annual limitation in the event of certain cumulative changes in the ownership interest of certain significant shareholders over a three-year period in excess of 50%. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We experienced an ownership change in August 2020 as defined by Sections 382 and 383 of the Internal Revenue Code, which limits our future ability to utilize NOLs and tax credits generated before the ownership change. However, these limitations do not prevent the use of our NOLs to offset certain built-in gains, including deemed gains with respect to our cost recovery deductions, recognized by us within five years after the ownership change with respect to assets held by us at the time of the ownership change, or the use of our tax credits to offset related tax liabilities, to the extent of our net unrealized built-in gain at the time of the ownership change. We have determined that, based upon the size of our net unrealized built-in gain at the time of our 2020 ownership change and our projected recognition of deemed built-in gains in the five years following the ownership change, there is no impact on the balances for deferred taxes or valuation allowance.

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

(10) Redeemable Noncontrolling Interests and Noncontrolling Interests

The following table summarizes our redeemable noncontrolling interests and noncontrolling interests as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024:

Tax Equity Entity	Balance Sheet Classification	Date Class A Member Admitted	Class A Member Capital Commitment
Sunnova TEP II, LLC ("TEPII")	Redeemable noncontrolling interests	December 2017	$45,000
Sunnova TEP III, LLC	Redeemable noncontrolling interests	January 2019	$50,000
Sunnova TEP IV-A, LLC ("TEPIVA")	Noncontrolling interests	August 2019	$75,000
Sunnova TEP IV-B, LLC ("TEPIVB")	Noncontrolling interests	December 2019	$50,000
Sunnova TEP IV-C, LLC ("TEPIVC")	Noncontrolling interests	February 2020	$75,000
Sunnova TEP IV-D, LLC ("TEPIVD")	Noncontrolling interests	May 2020	$155,000
Sunnova TEP IV-F, LLC	Noncontrolling interests	July 2020	$10,000
Sunnova TEP IV-E, LLC ("TEPIVE")	Noncontrolling interests	September 2020	$75,000
Sunnova TEP IV-G, LLC ("TEPIVG")	Noncontrolling interests	November 2020	$100,000
Sunnova TEP V-D, LLC ("TEPVD")	Noncontrolling interests	April 2021	$50,000
Sunnova TEP V-A, LLC	Noncontrolling interests	April 2021	$25,000
Sunnova TEP V-B, LLC ("TEPVB")	Noncontrolling interests	May 2021	$150,000
Sunnova TEP V-C, LLC ("TEPVC")	Noncontrolling interests	July 2021	$150,152
Sunnova TEP V-E, LLC	Redeemable noncontrolling interests	October 2021	$11,634
Sunnova TEP 6-A, LLC ("TEP6A")	Noncontrolling interests	December 2021	$57,676
Sunnova TEP 6-B, LLC ("TEP6B")	Noncontrolling interests	February 2022	$150,000
Sunnova TEP 6-E, LLC	Redeemable noncontrolling interests	May 2022	$17,452
Sunnova TEP 6-D, LLC ("TEP6D")	Noncontrolling interests	September 2022	$79,598
Sunnova TEP 6-C, LLC ("TEP6C")	Redeemable noncontrolling interests	October 2022	$30,000
Sunnova TEP 7-C, LLC	Redeemable noncontrolling interests	November 2022	$53,077
Sunnova TEP 7-A, LLC ("TEP7A")	Noncontrolling interests	December 2022	$61,364
Sunnova TEP 7-B, LLC	Redeemable noncontrolling interests	December 2022	$137,721
Sunnova TEP 7-D, LLC ("TEP7D")	Noncontrolling interests	December 2022	$250,000
Sunnova TEP 7-E, LLC	Redeemable noncontrolling interests	May 2023	$59,766
Sunnova TEP 7-G, LLC	Redeemable noncontrolling interests	August 2023	$111,704
Sunnova TEP 7-F, LLC	Redeemable noncontrolling interests	September 2023	$190,773
Sunnova TEP 8-A, LLC ("TEP8A")	Noncontrolling interests	December 2023	$59,000
Sunnova TEP 8-B, LLC	Noncontrolling interests	December 2023	$300,000
Sunnova TEP 8-C, LLC	Redeemable noncontrolling interests	December 2023	$103,950
Sunnova TEP 8-D, LLC	Redeemable noncontrolling interests	February 2024	$195,000
Sunnova TEP 8-E, LLC ("TEP8E")	Noncontrolling interests	May 2024	$250,000
Sunnova TEP 8-F, LLC	Redeemable noncontrolling interests	August 2024	$152,064
Sunnova TEP 8-G, LLC	Redeemable noncontrolling interests	October 2024	$95,040
Sunnova TEP 8-I, LLC	Redeemable noncontrolling interests	December 2024	$500,000

The purpose of the tax equity entities is to own and operate a portfolio of solar energy systems and energy storage systems. The terms of the tax equity entities' operating agreements contain allocations of taxable income (loss), Section 48(a) ITCs, Section 48E ITCs and cash distributions that vary over time and adjust between the members on an agreed date (referred to as the flip date). The operating agreements specify either a date certain flip date or an internal rate of return ("IRR") flip date. The date certain flip date is based on the passage of a fixed period of time that generally corresponds to the expiration of the recapture period associated with Section 48(a) ITCs and Section 48E ITCs or a year thereafter. The IRR flip date is the date on which the tax equity investor has achieved a contractual rate of return. From inception through the flip date, the Class A members' allocation of taxable income (loss) and Section 48(a) ITCs and Section 48E ITCs is generally 99% and the Class B members' allocation of taxable income (loss) and Section 48(a) ITCs and Section 48E ITCs is generally 1%. TEPIVA, TEPIVB, TEPIVC, TEPIVD, TEPIVE, TEPIVG, TEPVB, TEPVC, TEPVD, TEP6A, TEP6B, TEP6C, TEP6D, TEP7A, TEP7D, TEP8A and TEP8E also have a step-down period prior to the flip date during which the Class A members' allocation of certain items

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
within taxable income (loss) become 67% and the Class B members' allocation of certain items within taxable income (loss) become 33% and TEPIVG, TEPVB, TEPVC and TEP6B also have an additional step-down period prior to the flip date during which the Class A members' allocation of certain items within taxable income (loss) are further reduced and the Class B members' allocation of certain items within taxable income (loss) are further increased. After the related flip date (or, if the tax equity investor has a deficit capital account, typically after such deficit has been eliminated), the Class A members' allocation of taxable income (loss) will typically decrease to 5% (or, in some cases, a higher percentage if required by the tax equity investor) and the Class B members' allocation of taxable income (loss) will increase by an inverse amount.

The redeemable noncontrolling interests and noncontrolling interests are comprised of Class A units, which represent the tax equity investors' interest in the tax equity entities. Both the Class A members and Class B members have call options to allow either member to redeem the other member's interest in the tax equity entities upon the occurrence of certain contingent events, such as bankruptcy, dissolution/liquidation and forced divestitures of the tax equity entities. Additionally, except for TEPIVG, TEPVB and TEP6B, the Class B members have the option to purchase all Class A units, which is typically exercisable at any time during the periods specified under each respective governing document, and, in regard to the tax equity entities classified as redeemable noncontrolling interests, also have the contingent obligation to purchase all Class A units if the Class A members exercise their right to withdraw, which is typically exercisable at any time during the periods specified under each respective governing document. In June 2023, we exercised our purchase option to purchase 100% of the Class A member's interest in Sunnova TEP I, LLC ("TEPI") for $5.9 million. This purchase resulted in an increase in our equity in TEPI of $67.0 million. In October 2024, we exercised our purchase option to purchase 100% of the Class A members' interests in Sunnova TEP II-B, LLC ("TEPIIB") for approximately $4.2 million. This purchase resulted in an increase in our equity in TEPIIB of $33.4 million. The carrying values of the redeemable noncontrolling interests were equal to or greater than the estimated redemption values as of December 31, 2024 and 2023.

Guarantees.    We are contractually obligated to make certain Class A members whole for losses they may suffer in certain limited circumstances resulting from the disallowance or recapture of Section 48(a) ITCs and Section 48E ITCs. We have concluded the likelihood of a significant recapture event is remote and consequently have not recorded a liability for any potential recapture exposure. The maximum potential future payments we could be required to make under this obligation would depend on the IRS successfully asserting upon audit the fair market values of the solar energy systems sold or transferred to the tax equity entities as determined by us exceed the allowable basis for the systems for purposes of claiming Section 48(a) ITCs or Section 48E ITCs. The fair market values of the solar energy systems and related Section 48(a) ITCs and Section 48E ITCs are determined, and the Section 48(a) ITCs and Section 48E ITCs are allocated to the Class A members, in accordance with the tax equity entities' operating agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of Section 48(a) ITCs and Section 48E ITCs to such Class A members, and the fact that we cannot determine how the IRS will evaluate system values used in claiming Section 48(a) ITCs and Section 48E ITCs, we cannot determine the potential maximum future payments that are required under these guarantees.

From time to time, we incur non-performance fees, which may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. The non-performance fees are settled by either a return of a portion of the Class A members' capital contributions or an additional payment to the Class A members. During the years ended December 31, 2024, 2023 and 2022, we paid $1.5 million, $766,000 and $9.5 million, respectively, related to non-performance fees. As of December 31, 2024 and 2023, we recorded a liability of $29.1 million and $3.2 million, respectively, related to non-performance fees.

(11) Stockholders' Equity

As of December 31, 2024 and 2023, our authorized number of shares of common stock was 1,000,000,000. In August 2023, we sold 5,865,000 shares of common stock at a public offering price of $14.75 per share. We received aggregate net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions of approximately $3.9 million and offering expenses of approximately $400,000. We used the net proceeds from the offering for general corporate purposes.

During the years ended December 31, 2024, 2023 and 2022, we issued 636,555, 693,443 and 694,446 shares of our common stock to Len X, LLC pursuant to the terms of the earnout agreement, as amended, entered into in connection with the acquisition of SunStreet Energy Group, LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with our IPO, our Board adopted the 2019 Long-Term Incentive Plan (the "LTIP") to incentivize employees, officers, directors and other service providers of SEI and its affiliates. The LTIP provides for the grant, from time to time, at the discretion of our Board or a committee thereof, of stock options, stock appreciation rights, stock awards, including restricted stock and restricted stock units, performance awards and cash awards. The LTIP provides the aggregate number of shares of common stock that may be issued pursuant to awards shall not exceed 5,229,318 shares. The number of shares available for issuance under the LTIP will be increased each fiscal year beginning in 2020, in an amount equal to the lesser of (a) a number of shares such that the total number of shares that remain available for additional grants under the LTIP equals five percent of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year or (b) such number of shares determined by our Board. In February 2024, the aggregate number of shares of common stock that may be issued pursuant to awards under the LTIP was increased by 2,960,908, an amount that, together with the shares remaining available for grant under the LTIP, is equal to 6,123,326 shares, or approximately 5% of the number of shares of common stock outstanding as of December 31, 2023. Awards granted under the LTIP contain a service condition and cease vesting for employees, consultants and directors upon termination of employment or service. The grant date fair value of awards granted under the LTIP will be recognized ratably over the applicable vesting period of each award (typically either one year, two years, three years or seven years).

Stock Options

During 2022, 538,758 stock options were granted and 18,383 stock options were exercised resulting in the issuance of 18,383 shares of common stock in exchange for $213,000. During 2023, 1,017,493 stock options were granted and 41,788 stock options were exercised resulting in the issuance of 41,788 shares of common stock in exchange for $540,000. During 2024, 1,989,147 stock options were granted and 11,357 stock options were exercised resulting in the issuance of 11,357 shares of common stock in exchange for $21,000.

We used the following assumptions to apply the Black-Scholes option-pricing model to stock options granted during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.08% - 4.42%	3.50% - 4.38%	2.40%
Expected term (in years)	6.50 - 6.56	6.26 - 6.57	6.37 - 6.46
Volatility	74.49% - 78.23%	65.58% - 69.81%	58.76%

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

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
					(in thousands)
Outstanding, December 31, 2022	3,259,459	$18.48	4.75		$10,341
Granted	1,017,493	$15.01	9.23	$8.82
Exercised	(41,788)	$12.91			$203
Forfeited	(217,015)	$19.38		$8.77
Outstanding, December 31, 2023	4,018,149	$17.61	4.97		$5,542
Granted	1,989,147	$6.87	9.20	$4.25
Exercised	(11,357)	$1.85			$118
Forfeited	(619,553)	$14.75		$8.17
Outstanding, December 31, 2024	5,376,386	$14.00	5.44		$—
Exercisable, December 31, 2024	2,623,734	$17.02	1.96		$—
Vested and expected to vest, December 31, 2024	5,376,386	$14.00	5.44		$—
Non-vested, December 31, 2023	1,443,054			$10.78
Non-vested, December 31, 2024	2,752,652			$6.43

	Year Ended December 31,
	2024	2023
	(in thousands, except number of stock options vested)
Number of stock options vested	148,859	16,816
Grant date fair value of stock options vested	$2,247	$309

As of December 31, 2024, there was $8.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the remaining weighted average period of 1.76 years.

Restricted Stock Units

The following tables summarize restricted stock unit activity related to equity classified awards:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	1,609,615	$20.62
Granted	2,155,890	$14.50
Vested	(1,009,102)	$18.10
Forfeited	(372,198)	$17.78
Outstanding, December 31, 2023	2,384,205	$16.60
Granted	6,136,329	$5.85
Vested	(2,135,502)	$11.10
Forfeited	(1,444,439)	$9.70
Outstanding, December 31, 2024	4,940,593	$7.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
	(in thousands, except number of restricted stock units vested)
Number of restricted stock units vested	2,135,502	1,009,102
Grant date fair value of restricted stock units vested	$23,698	$18,262

As of December 31, 2024, there was $26.3 million of total unrecognized compensation expense related to equity classified restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.50 years.

The following tables summarize restricted stock unit activity related to liability classified awards:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	—	$—
Granted	1,480,308	$6.29
Forfeited	(352,100)	$6.48
Outstanding, December 31, 2024	1,128,208	$3.43

	Year Ended December 31,
	2024	2023
	(in thousands, except number of restricted stock units vested)
Number of restricted stock units vested	—	—
Grant date fair value of restricted stock units vested	$—	$—

As of December 31, 2024, there was $2.8 million of total unrecognized compensation expense related to liability classified restricted stock units, which is expected to be recognized over the remaining weighted average period of 1.18 years.

Employee Stock Purchase Plan ("ESPP")

Effective May 2022, we established an ESPP. We are authorized to issue up to an aggregate 750,000 shares of common stock under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a price per share equal to 95% of the lesser of the closing price of our common stock on the grant date or the purchase date. Payment for shares of our common stock is made as of the purchase date through payroll deductions on an after-tax basis over the designated purchase period. Each purchase period will generally be a six-month period commencing on January 1 and July 1 of each year, or such other period as the plan administrator may prescribe. The applicable purchase date is the last trading day of the purchase period or other such trading date designated by the plan administrator. An employee's payroll deductions under the ESPP are limited to 15% of the employee's eligible compensation with an annual limitation of $25,000. As of December 31, 2024 and 2023, the number of shares of common stock issued under the ESPP was 167,967 and 35,160, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) Basic and Diluted Net Loss Per Share

The following table sets forth the computation of our basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Net loss attributable to stockholders—basic and diluted	$(367,893)	$(417,961)	$(161,642)

Net loss per share attributable to stockholders—basic and diluted	$(2.96)	$(3.53)	$(1.41)
Weighted average common shares outstanding—basic and diluted	124,240,517	118,344,728	114,451,034

The following table presents the weighted average shares of common stock equivalents that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Equity-based compensation awards	10,212,159	6,093,155	4,907,458
Convertible senior notes	34,150,407	34,150,407	23,228,952

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

Performance Guarantee Obligations.    The following table presents the detail of performance guarantee obligations as recorded in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Other current liabilities	$3,527	$2,667
Other long-term liabilities	5,179	4,086
Total	$8,706	$6,753

The changes in our performance guarantee obligations are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$6,753	$4,845
Accruals	4,760	4,982
Settlements	(2,807)	(3,074)
Balance at end of period	$8,706	$6,753

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating and Finance Leases.    We lease real estate and certain office equipment under operating leases and vehicles and certain other office equipment under finance leases. The following table presents the detail of lease expense as recorded in general and administrative expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease expense	$3,019	$2,910	$2,753
Finance lease expense:
Amortization expense	2,305	1,150	783
Interest on lease liabilities	277	109	60
Short-term lease expense	371	197	141
Variable lease expense	1,216	1,049	961
Total	$7,188	$5,415	$4,698

The following table presents the detail of right-of-use assets and lease liabilities as recorded in other assets and other current liabilities/other long-term liabilities, respectively, in the Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Right-of-use assets:
Operating leases	$10,941	$13,247
Finance leases	14,684	4,085
Total right-of-use assets	$25,625	$17,332

Current lease liabilities:
Operating leases	$2,951	$2,883
Finance leases	4,580	1,348
Long-term leases liabilities:
Operating leases	11,105	14,005
Finance leases	6,939	1,631
Total lease liabilities	$25,575	$19,867

Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,545	$2,765	$1,647
Operating cash flows from finance leases	$277	$109	$60
Financing cash flows from finance leases	$2,169	$1,059	$801
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$90	$741	$245
Finance leases	$12,905	$2,759	$1,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	4.58	5.51
Finance leases	3.59	3.12
Weighted average discount rate:
Operating leases	4.01%	4.06%
Finance leases	5.81%	6.26%

Future minimum lease payments under our non-cancelable leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025	$3,458	$5,125
2026	3,240	3,470
2027	3,304	2,487
2028	3,372	1,485
2029	2,113	—
2030 and thereafter	—	—
Total	15,487	12,567
Amount representing interest	(1,355)	(1,048)
Amount representing leasehold incentives	(76)	—
Present value of future payments	14,056	11,519
Current portion of lease liability	(2,951)	(4,580)
Long-term portion of lease liability	$11,105	$6,939

Letters of Credit.    In connection with our payment obligations to a certain supplier, we have a letter of credit outstanding of $3.0 million and $0 as of December 31, 2024 and 2023, respectively. The letter of credit is cash collateralized for the same amount or a lesser amount and this cash is classified as restricted cash recorded in other current assets and other assets in the Consolidated Balance Sheets. The arrangement represents an off-balance sheet transaction and expires in November 2025 unless it is automatically renewed per the terms of the letter of credit.

Guarantees or Indemnifications.    We enter into contracts that include indemnifications and guarantee provisions. In general, we enter into contracts with indemnities for matters such as breaches of representations and warranties and covenants contained in the contract and/or against certain specified liabilities. Examples of these contracts include dealer agreements, debt agreements, asset purchases and sales agreements, service agreements and procurement agreements. We are unable to estimate our maximum potential exposure under these agreements until an event triggering payment occurs. In November 2024, we amended an agreement with a certain party under which a commission guarantee is provided. Under this agreement, we guarantee commission payments to the party regardless of the volume or success of transactions executed through their efforts. As of December 31, 2024, the agreed-upon amount of the guarantee is $5.0 million and $7.0 million during the six months ended June 30, 2025 and December 31, 2025, respectively, for a maximum potential amount of $12.0 million that would be due under this guarantee. As of December 31, 2023, the agreed-upon amount of the guarantee was $12.0 million.

Dealer Commitments.    As of December 31, 2024 and 2023, the net unamortized balance of payments to dealers for exclusivity and other similar arrangements was $208.5 million and $166.4 million, respectively. During the years ended December 31, 2024 and 2023, we amortized $8.7 million and $6.9 million, respectively. Under these agreements, we paid $45.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million and $53.8 million during the years ended December 31, 2024 and 2023, respectively. We could be obligated to make maximum payments, excluding additional amounts payable on a per watt basis if even higher thresholds are met, as follows:

Dealer Commitments
(in thousands)
2025	$56,338
2026	35,000
2027	30,000
2028	—
2029	—
2030 and thereafter	—
Total	$121,338

Purchase Commitments.    In September 2024, we amended an agreement with a supplier in which we agreed to purchase approximately $163.0 million of solar energy systems from October 2024 through June 2025. As of December 31, 2024, we are committed to purchase (or have our dealers purchase) $52.4 million and $56.5 million during the three months ended March 31, 2025 and June 30, 2025, respectively, for a total of $108.8 million. Based on historical experience, this supplier agreement could be modified from time to time.

Software and Business Technology Commitments.    We have certain long-term contractual commitments related to software and business technology services and licenses. Future commitments as of December 31, 2024 were as follows:

Software and Business Technology Commitments
(in thousands)
2025	$11,320
2026	7,941
2027	6,434
2028	515
2029	515
2030 and thereafter	515
Total	$27,240

(15) Subsequent Events

Dealer Payment Terms.    During the first quarter of 2025, we amended the payment terms with certain dealers which reduced our outstanding payables balance to them by $44.5 million.

EZOP Debt.    In January 2025, we amended the EZOP revolving credit facility to, among other things, (a) add an event of default if we fail to complete one or more takeout transactions for 95% of the Eligible Solar Loans under and as defined by our EZOP revolving credit facility by March 2025, (b) provide temporary relief from a liquidity reserve step-up event determination made in January 2025 based on a solar loan delinquency test that would have required a reserve account deposit of approximately $7.1 million, which liquidity reserve step-up event was cured in January 2025, (c) require the cash flow waterfall and takeout proceeds to be applied to repay lender advances in full prior to distributions of cash to us, (d) require that by March 2025 we restructure our affiliates providing billing and collections services and operating and maintenance services or engage acceptable third-party back-up vendors, (e) require consent over new borrowings (except to complete any existing partially disbursed borrowings), any partial takeout transactions or certain collateral transfers and (f) remove an amortization event related to maintaining a commitment to (and levels of origination of) solar loans.

Solstice Debt.    In March 2025, one of our subsidiaries entered into a loan facility with a commitment amount of $185.0 million and a maturity date of March 2028. The proceeds from this facility are, subject to customary conditions, available for paying fees incurred in connection with closing the facility and for general corporate purposes. Borrowings under the facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
bear interest at an annual rate of 15.00%.

SOLIX Debt.    In February 2025, we pooled and transferred eligible solar energy systems and the related asset receivables into wholly-owned subsidiaries of SOLIX, a special purpose entity, that issued $282.3 million in aggregate principal amount of Series 2025-P1 Class A solar asset-backed notes and $13.5 million in aggregate principal amount of Series 2025-P1 Class B solar asset-backed notes (collectively, the "SOLIX Notes") with a maturity date of January 2060. The SOLIX Notes were issued at a discount of 4.59% and 3.46% for the Class A and Class B notes, respectively, and bear interest at an annual rate equal to 6.28% and 8.65% for the Class A and Class B notes, respectively.

Redeemable Noncontrolling Interests.    In January 2025, we exercised our purchase option to purchase 100% of the Class A member's interest in TEPII for approximately $2.6 million. This purchase resulted in an increase in our equity in TEPII of $25.2 million. In February 2025, the Class A member of Sunnova TEP 8-F, LLC increased its capital commitment from $152.1 million to $176.8 million.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED BALANCE SHEETS
(in thousands, except share amounts and share par values)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash	$30	$75
Accounts receivable, including affiliates	4	7
Total current assets	34	82

Investments in subsidiaries	1,265,602	1,677,268
Total assets	$1,265,636	$1,677,350

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2
Other current liabilities	7,147	6,138
Total current liabilities	7,147	6,140

Long-term debt, net	1,160,547	1,155,078
Total liabilities	1,167,694	1,161,218

Stockholders' equity:
Common stock, 125,067,917 and 122,466,515 shares issued as of December 31, 2024 and 2023, respectively, at $0.0001 par value	13	12
Additional paid-in capital—common stock	1,765,050	1,735,470
Accumulated deficit	(1,667,121)	(1,219,350)
Total stockholders' equity	97,942	516,132
Total liabilities and stockholders' equity	$1,265,636	$1,677,350

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
General and administrative expense	238	1,367	1,362
Other operating expense	—	24	—
Operating loss	(238)	(1,391)	(1,362)

Interest expense, net	22,652	22,536	10,835
Equity in losses of subsidiaries	424,883	478,494	118,079
Loss before income tax	(447,773)	(502,421)	(130,276)

Income tax expense	—	5	—
Net loss	$(447,773)	$(502,426)	$(130,276)

See accompanying notes to parent company condensed financial statements.

SCHEDULE I PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
SUNNOVA ENERGY INTERNATIONAL INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(14,873)	$(13,605)	$3,045

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in subsidiaries	(4,727)	(88,645)	(560,700)
Distributions from subsidiaries	19,534	19,650	21,100
Other, net	—	90	—
Net cash provided by (used in) investing activities	14,807	(68,905)	(539,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	585,000
Payments of deferred financing costs	—	(43)	(516)
Purchase of capped call transactions	—	—	(48,420)
Proceeds from issuance of common stock, net	21	82,563	38
Net cash provided by financing activities	21	82,520	536,102
Net increase (decrease) in cash	(45)	10	(453)
Cash at beginning of period	75	65	518
Cash at end of period	$30	$75	$65

Non-cash investing and financing activities:
Non-cash issuance of common stock related to the settlement of contingent consideration	$3,902	$10,832	$16,014

Supplemental cash flow information:
Cash paid for interest	$17,188	$17,013	$1,438
Cash paid for income taxes	$—	$—	$—

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

See Note 7, Long-Term Debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with that evaluation, our CEO and our CFO concluded our disclosure controls and procedures were effective and designed to provide reasonable assurance the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms as of December 31, 2024, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that such internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

During the three months ended December 31, 2024, the following officers adopted certain trading plans ("10b5-1 Plans") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name	Title	Date Adopted	Plan Start Date	Plan End Date
Michael Grasso	Executive Vice President, Chief Revenue Officer	December 12, 2024	March 14, 2025	May 5, 2025
Jackson Lynch	Executive Vice President and Chief Human Resources Officer	December 12, 2024	March 14, 2025	July 31, 2025
Paul Mathews	Executive Vice President, Chief Operating Officer	December 12, 2024	March 14, 2025	July 31, 2025

The 10b5-1 Plans authorize an agent to sell 100% of the net shares awarded to such officer as part of any long-term or short-term incentive or performance-based compensation after the payment of any taxes or other amounts owed in connection with the vesting of such award.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be set forth in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders ("Proxy Statement") or an amendment to this Form 10-K and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the year-end of the fiscal year that this report relates.

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

4.28∞
Indenture, by and between Sunnova SOL VII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of August 7, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 9, 2024).

Exhibit No.	Description
4.29∞
Indenture, by and between Sunnova Aurora I Issuer, LLC and Wilmington Trust National Association, as indenture trustee, dated as of December 19, 2024 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 23, 2024).

4.30∞
Indenture, by and between Sunnova SOL IX Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of February 21, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 26, 2025).

4.31∞
Indenture, by and between Sunnova SOL VIII Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of October 18, 2024 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on October 31, 2024).

4.32∞
Indenture, by and between Sunnova Hestia II Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 6, 2024).

4.33∞
Indenture, by and between Sunnova Helios XIV Issuer, LLC and Wilmington Trust, National Association, as indenture trustee, dated as of June 28, 2024 (incorporated by reference to Exhibit 4.4 to Form 10-Q filed on August 1, 2024).

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

Exhibit No.	Description
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

10.5.13∞
Amendment No. 13 to Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as agent, dated as of March 30, 2023 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 31, 2023).

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

10.5.15∞
Amendment No. 1 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the lenders and other financial institutions party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of October 6, 2023 (incorporated by reference to Exhibit 10.5.15 to Form 10-K filed on February 22, 2024).

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

10.5.17∞
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

Exhibit No.	Description
10.5.18∞
Amendment No. 4 and Joinder to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, as borrower, Sunnova SLA Management, LLC, as manager and servicer, Sunnova Asset Portfolio 7 Holdings, LLC, as seller and pledgor, the Lenders and Funding Agents from time to time party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of June 20, 2024 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 1, 2024).

10.5.19∞
Amendment No. 5 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of December 18, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 23, 2024).

10.5.20∞
Amendment No. 6 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of December 27, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2024).

10.5.21∞
Amendment No. 7 to Second Amended and Restated Credit Agreement (SLA), among Sunnova EZ-Own Portfolio, LLC, Sunnova SLA Management, LLC, Sunnova Asset Portfolio 7 Holdings, LLC, the Lenders party thereto, the Funding Agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of January 20, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 24, 2025).

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

Exhibit No.	Description
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

10.7.6∞
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

Exhibit No.	Description
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

10.8.13∞
Second Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, the lenders and funding agents party thereto and Atlas Securitized Products Holdings, L.P., as administrative agent, dated as of August 20, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 22, 2024).

10.8.14∞
Third Amendment to Second Amended and Restated Credit Agreement, among Sunnova TEP Holdings, LLC, as borrower, Sunnova TE Management, LLC, as facility administrator, the lenders and funding agents party thereto and Atlas Securitized Products Administration, L.P., as administrative agent, dated as of October 28, 2024 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on October 31, 2024).

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

10.10+	Amended and Restated 2013 Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.17 to Form 8-K filed on July 29, 2019).
10.11+	Amended and Restated Stock Option Plan, dated July 29, 2019 (incorporated by reference to Exhibit 10.18 to Form 8-K filed on July 29, 2019).
10.12+	Sunnova Energy International Inc. 2019 Long-Term Incentive Plan and Form of Award Letters (incorporated by reference to Exhibit 10.16 to Form 8-K filed on July 29, 2019).
10.13.1+	2023 Form of Restricted Stock Unit Award Letter for Executive Officers (incorporated by reference to Exhibit 10.13 to Form 10-K filed on February 22, 2024).
10.14+	Form of Option Award Letter (incorporated by reference to Exhibit 10.22 to Form S-1 filed on June 27, 2019).

Exhibit No.	Description
10.15+	2023 Form of Standard Option Award Letter (incorporated by reference to Exhibit 10.15 to Form 10-K filed on February 22, 2024).
10.16+	2023 Form of Premium Option Award Letter (Exercise Price 120% of Closing Price) (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 22, 2024).
10.17+	2023 Form of Premium Option Award Letter (Exercise Price 110% of Closing Price) (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 22, 2024).
10.18+	Form of Restricted Stock Unit Award Letter for Non-Employee Director (incorporated by reference to Exhibit 10.23 to Form S-1 filed on June 27, 2019).
10.19+	Form of Executive Severance Agreements (incorporated by reference to Exhibit 10.26 to Form S-1/A filed on July 17, 2019).
10.20+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.27 to Form S-1/A filed on July 3, 2019).
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

10.25.1∞
First Amendment to Credit Agreement by and among Sunnova Inventory Supply, LLC, each of the subsidiaries of Sunnova Inventory Supply, LLC from time to time party thereto, the lenders from time to time party thereto, and Texas Capital Bank, as lender, agent and letter of credit issuer, dated April 29, 2024 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on May 2, 2024).

10.25.2∞
Second Amendment to Credit Agreement by and among Sunnova Inventory Supply, LLC, each of the subsidiaries of Sunnova Inventory Supply, LLC from time to time party thereto, the lenders from time to time party thereto, and Texas Capital Bank, as lender, agent and letter of credit issuer, dated as of December 30, 2024.

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

Exhibit No.	Description
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

10.33∞
Loan and Security Agreement, by and among Sunnova Hestia II Lender, LLC, Sunnova Hestia II Borrower, LLC, the United States Department of Energy, as guarantor, and Wilmington Trust, National Association, as agent, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 6, 2024).

10.34∞
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

10.35∞
Term Loan Agreement, by and between Sunnova Solstice Borrower, LLC, the Lenders party thereto and Wilmington Trust National Association, as Agent, dated as of March 2, 2025 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2025).

19	Sunnova Energy International Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed on February 22, 2024).
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Sunnova Energy International Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Form 10-K filed on February 22, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: March 3, 2025	By:	/s/ William J. Berger
William J. Berger
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Berger	Chief Executive Officer and Director	March 3, 2025
William J. Berger	(Principal Executive Officer)

/s/ Eric M. Williams	Chief Financial Officer	March 3, 2025
Eric M. Williams	(Principal Financial and Accounting Officer)

/s/ Anne Slaughter Andrew	Director	March 3, 2025
Anne Slaughter Andrew

/s/ Akbar Mohamed	Director	March 3, 2025
Akbar Mohamed

/s/ Corbin J. Robertson III	Director	March 3, 2025
Corbin J. Robertson III

/s/ C. Park Shaper	Director	March 3, 2025
C. Park Shaper

/s/ Jeremy D. Thigpen	Director	March 3, 2025
Jeremy D. Thigpen

/s/ Mary Yang	Director	March 3, 2025
Mary Yang