Form 10-K/A
period 2024-12-31
Sunnova Energy International Inc.
filed 2025-04-30
CIK 1772695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________

FORM 10-K/A
Amendment No. 1
________________________________________________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-38995
________________________________________________________________________________________________________

Sunnova Energy International Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware	30-1192746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20 East Greenway Plaza, Suite 540
Houston, Texas 77046
(Address, including zip code, of principal executive offices)

(281) 892-1588
(Registrant's telephone number, including area code)
________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	NOVA	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange

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

The registrant had 125,685,009 shares of common stock outstanding as of April 24, 2025.

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Sunnova Energy International Inc.'s ("Sunnova", the "Company", "we", "us" and "our") Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission ("SEC") on March 3, 2025 (the "Original Report"). This Amendment is being filed solely to amend Part III to include information required by Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced Items to be incorporated in the Original Report by reference from a definitive proxy statement filed no later than 120 days after December 31, 2024. We are filing this Amendment to include Part III information in our Original Report because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Report. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, including Items 10 through 14, and Part IV Item 15 of the Original Report are hereby amended and restated in their entirety.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report.

Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following provides certain information regarding the Board of Directors of Sunnova Energy International Inc. (our "Board") as of April 30, 2025:

Name	Present Position With the Company	Served as a Director Continuously Since	Age
Anne Slaughter Andrew	Director	October 2019	69
Anthony Horton	Director	April 2025	64
Paul Mathews	Director, President and Chief Executive Officer	March 2025	43
C. Park Shaper	Director and Chairman of the Board	October 2015	56
Jeffrey S. Stein	Director	April 2025	55
Jeremy Thigpen	Director	September 2024	50

Anne Slaughter Andrew was appointed to the board of directors of Sunnova in October 2019. Ms. Andrew is a mission-driven entrepreneur, executive, and lawyer whose career has centered on advancing strategic initiatives and businesses that deliver sustainable outcomes. She served as our U.S. Ambassador in Costa Rica under President Obama (2010-2013), leading an Embassy of more than 300 staff and 10 federal agencies. Before her public service, former Ambassador Andrew spent more than 20 years as an Energy and Environmental Attorney leading national initiatives addressing brownfields and clean air programs through stakeholder engagement. In addition, Ms. Andrew launched a sustainable agricultural venture and was a co-founder of a national clean tech policy organization. Ms. Andrew now serves on the Board of several clean-energy start-ups and of a leading solar energy company, Sunnova Energy International, Inc. (NOVA), advising on the launch of its ESG initiative. Through the work of her consulting company WindRun Strategies, she is investing, advising and advocating for initiatives that advance a more inclusive clean energy economy, including the 2020 launch of the NewDEAL Forum’s Climate Solutions Report for State and Local Policymakers. Former Amb. Andrew also serves on the Board and Executive Committee of the Natural Resources Defense Council, and the Telluride Foundation in Telluride, Colorado. Ms. Andrew holds a B.A. degree from Georgetown University and received her J.D. from Indiana University McKinney School of Law, which recently awarded her the Bicentennial Medal for distinguished service.

Anthony Horton was appointed to the board of directors of Sunnova in April 2025. Mr. Horton has extensive financial and business expertise, including senior leadership and director roles at public and private companies, which we believe makes him well-qualified to serve on the Board. Since March 2018, November 2021, February 2023 and May 2023, respectively, Mr. Horton has served as Chief Executive Officer of AR Horton Advisors, Lead Independent Director for Team, Inc., Independent Director for Equiniti Trust Company and Independent Director of Talen Energy Corporation. Additionally, Mr. Horton served as an Independent Director of U.S. Renal Care from January 2023 to February 2024, Travelport GDS, UK from March 2020 to December 2023, Neiman Marcus’ Mariposa Holdings from April 2020 to September 2020, Seadrill Partners from January 2020 to May 2021, and Arena Energy from March 2020 to September 2020, among others, and served as Independent Director and Chairman of the board of directors of NanoLumens from May 2017 to May 2020. Mr. Horton has more than 25 years of energy and technology experience, including having served as Executive Vice President and CFO at Energy Future Holdings Corporation and as Senior Director of Corporate and Public Policy at TXU Energy. He also has experience serving on various boards of directors and committees of companies involved in turnarounds and restructuring matters. Mr. Horton earned his Masters of Professional Accounting and Finance from the University of Texas at Dallas/Arlington and his B.B.A. in Economics and Management from the University of Texas at Arlington. He is a CPA, Chartered Financial Analyst, Certified Management Accountant, and Certified Financial Manager.

Paul Mathews was appointed to the board of directors of Sunnova and named President and CEO of Sunnova in March 2025. In his previous role, he served as Sunnova’s Executive Vice President, Chief Operating Officer, prior to which, he served as Executive Vice President, Service and Supply Chain since joining Sunnova in January 2023. Mr. Mathews previously held multiple leadership positions at United Parcel Service, Inc. from 2004 to 2022, including as President of Engineering from 2020 to 2022; Americas Region Vice President of Engineering from 2019 to 2020; and as Asia Pacific Director of Engineering from 2015 to 2019. Mr. Mathews brings almost two decades of operational and logistics engineering and service experience to Sunnova. Mr. Mathews received his Master of Business Administration from the University of North Carolina Kenan-Flagler Business School and graduated with a Bachelor of Arts degree from the University of Pittsburgh.

C. Park Shaper was appointed to the board of directors of Sunnova in October 2015 and appointed Chairman of the Board in March 2025. Mr. Shaper is the chief executive officer of Seis Holdings, LLC. Seis is a private investment holding company seeking opportunities to take meaningful equity positions in cash flow-generating, private businesses. In addition to serving on the Sunnova board of directors, he serves on the board of Kinder Morgan, Inc., a large midstream energy company. Mr. Shaper previously served as president and member of the office of the chairman of Kinder Morgan. He joined Kinder Morgan in 2000 as vice president and chief financial officer. He was named to the office of the chairman in 2003, and held the titles of executive vice president in 2004 and president in 2005. He stepped down as an officer of the entities in March 2013. Mr. Shaper was instrumental in spearheading the company’s transparent financial reporting and communication to the investment community. Prior to joining Kinder Morgan, he was president and director of Altair Corporation, an enterprise focused on the distribution of web-based investment research for the financial services industry. He also served as vice president and chief financial officer for First Data Analytics, and was a consultant for The Boston Consulting Group, as well as the Strategic Services Division of Andersen Consulting. Mr. Shaper holds bachelor’s degrees in industrial engineering and quantitative economics from Stanford University. He also earned an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University. He also is on the board of Service Corporation International, is Chair of the Board of Trustees of Texas Childrens, serves on the Board of Overseers for the Hoover Institution, and is a member of the Board of Advisors for the Baker Institute.

Jeffrey S. Stein was appointed to the board of directors of Sunnova in April 2025. Mr. Stein has extensive experience as a corporate executive and director, including leadership and committee positions, of both public and private companies, which we believe makes him well-qualified to serve on the Board. Mr. Stein is Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to public and private companies and institutional investors. Mr. Stein provides the perspective of a successful investment professional with over thirty years of experience in both debt and equity asset classes. Previously, Mr. Stein was a Co-Founder and Principal of Durham Asset Management LLC (“Durham”), a global event-driven distressed debt and special situations equity asset management firm. From January 2003 through December 2009, Mr. Stein served as Co-Director of Research at Durham responsible for the identification, evaluation and management of investments for the various Durham portfolios. From July 1997 to December 2002, Mr. Stein served as Co-Director of Research at The Delaware Bay Company, Inc., a boutique research and investment banking firm focused on the distressed debt and special situations equity asset classes. From September 1991 to August 1995, Mr. Stein was an Associate and Assistant Vice President at Shearson Lehman Brothers in the Capital Preservation & Restructuring Group. Mr. Stein currently serves as Chairman of the board of directors of Ambac Financial Group, Inc., a position he has held since January 2015. Mr. Stein previously served as Chief Executive Officer and Chief Restructuring Officer of Rite Aid Corporation and GWG Holdings, Inc. and as Chief Restructuring Officer of Liberty Steel Group Holdings Pte. Ltd., Whiting Petroleum Corporation, Philadelphia Energy Solutions, LLC and Westmoreland Coal Company. Further, Mr. Stein previously served as a director on the Boards of Vertex Energy, Inc., Troika Media Group Inc., Aearo Technologies LLC, Seadrill North Atlantic Holdings Limited, Intelsat Connect Finance S.A., NMC Health plc, Westmoreland Coal Company, and Dynegy Inc. and as a board observer on the Board of TORM plc. Mr. Stein received a B.A. in Economics from Brandeis University and an M.B.A. with Honors in Finance and Accounting from New York University.

Jeremy Thigpen was appointed to the board of directors of Sunnova in September 2024. Mr. Thigpen has extensive experience leading publicly traded companies in the energy services sector. He has been Chief Executive Officer of Transocean Ltd. since joining the company in April 2015. Mr. Thigpen has also been a member of the company's Board of Directors since 2015 and previously served as President of Transocean Ltd. from April 2015 until February 2022. Prior to joining Transocean Ltd., he served as Senior Vice President and Chief Financial Officer at National Oilwell Varco, Inc., where he spent 18 years. During his tenure at NOV, Mr. Thigpen spent five years as the company's President of Downhole and Pumping Solutions business and four years as President of its Downhole Tools group. He also served in various management and business development capacities, including Director of Business Development and Special Assistant to the Chairman. Since 2022, Mr. Thigpen has served as a member of the Board of Trustees at Rice University and served as the International Association of Drilling Contractors’ Chair in 2022.

Executive Officers

The following table sets forth our executive officers, the office held by such officer, the date of first election to that office and the age of each officer as of the close of business on April 30, 2025.

Name	Present Position With the Company	Date of First Appointment to Current Position	Age
Paul Mathews	President and Chief Executive Officer	March 2025	43
Robyn Liska	Interim Chief Financial Officer	March 2025	39
Michael P. Grasso	Executive Vice President, Chief Revenue Officer	April 2018	55
Alisha Leveston	Executive Vice President, Operations	March 2025	38
Jackson Lynch	Executive Vice President, Chief Human Resources Officer	May 2023	56
Meghan Nutting	Executive Vice President, Government and Regulatory Affairs	April 2018	44
David Searle	Executive Vice President, General Counsel and Chief Compliance Officer	February 2023	49
Ryan Omohundro	Chief Restructuring Officer	April 2025	41

No family relationship exists between any of our executive officers or directors. All of our executive officers serve at the pleasure of our Board and may be removed at any time with or without cause.

Paul Mathews has served as Sunnova's President and Chief Executive Officer since March 2025, prior to which he served as Executive Vice President, Chief Operating Officer from February 2024 until March 2025, Executive Vice President, Service - Americas and Supply Chain from February 2023 until February 2024, and Executive Vice President, Service - Americas since he joined Sunnova in January 2023. Mr. Mathews has previously served in multiple leadership positions at United Parcel Service, Inc. from 2005 to 2022, including as President of Engineering from 2020 to 2022, Americas Region Vice President of Engineering from 2019 to 2020, and as Asia Pacific Director of Engineering from 2015 to 2019. Mr. Mathews brings almost two decades of operational and logistics engineering and service experience to Sunnova. Mr. Mathews received his Master of Business Administration from the University of North Carolina Kenan-Flagler Business School and graduated with a Bachelor of Arts degree from the University of Pittsburgh.

Robyn Liska has served as Sunnova's Interim Chief Financial Officer of Sunnova since March 2025. Prior to joining Sunnova, Ms. Liska spent more than a decade in investment banking covering the renewable energy, power and utilities industries at multiple firms. Ms. Liska served as an Executive Director at J.P. Morgan Securities LLC from February 2022 until March 2025, and as a Vice President from July 2021 until January 2022. Ms. Liska served as a Director at BofA Securities, Inc. from February 2021 until July 2021, and as a Vice President from May 2019 until January 2021. Ms. Liska served as a Vice President at Merrill Lynch, Pierce, Fenner & Smith, now known as BofA Securities, Inc. from February 2018 until May 2019 and as an Associate from May 2017 until January 2018. Ms. Liska served as an Associate Director at UBS Securities LLC from July 2014 until May 2017. She began her career in environmental consulting and policy at Eastern Research Group from 2010 until 2012. Ms. Liska brings deep capital markets, financial advisory and energy policy expertise to Sunnova, including supporting Sunnova on its capital raises since its IPO in July 2019. Ms. Liska received her Master of Business Administration from Georgetown University's McDonough School of Business, graduating Beta Gamma Sigma, and her Bachelor of Science in Foreign Service from Georgetown's School of Foreign Service, graduating as Class Marshal, Phi Beta Kappa.

Michael Grasso has served as Sunnova's Executive Vice President, Chief Revenue Officer since February 2023, prior to which he served as Sunnova's Executive Vice President, Chief Marketing and Growth Officer from May 2021 to February 2023, as Executive Vice President and Chief Marketing Officer from April 2018 until May 2021, and as Senior Vice President and Chief Marketing Officer from January 2018 to April 2018. Mr. Grasso previously served as Chief Marketing Officer of Sunrun Inc., a publicly traded provider of residential solar electricity, from 2014 to 2017 and as Chief Marketing Officer of TXU Energy Retail Company LLC, a provider of residential, commercial, and industrial electricity, from 2009 to 2014. Mr. Grasso held various executive and brand management roles at the United Services Automobile Association from 2007 to 2008 and at AT&T Inc. from 1992 to 2007. Mr. Grasso brings to Sunnova more than two decades of marketing experience with companies in the energy, financial services, internet, video and telecommunications industries. Mr. Grasso received his Master of Science degree in Telecommunications Management from Washington University and his Bachelor of Arts degree in Computer Science and Applied Statistics from St. Mary’s University.

Alisha Leveston has served as Sunnova's Executive Vice President, Operations since March 2025. Previously, she served as Senior Vice President, Industrial Engineering, from April 2024 to March 2025, and as Vice President, Industrial Engineering,

from June 2023 to April 2024. Before joining Sunnova, Mrs. Leveston served in multiple leadership positions at United Parcel Service, Inc. from 2008 to 2022, including Vice President of Corporate Engineering from 2021 to 2022 and East Region Vice President of Engineering from 2020 to 2021. Mrs. Leveston brings nearly two decades of operations and engineering experience in the energy, transportation, and food manufacturing industries. Mrs. Leveston received her Bachelor of Science in Industrial Engineering from Western Michigan University.

Jackson Lynch has served as Sunnova’s Executive Vice President and Chief Human Resources Officer (CHRO) since May 2023. Mr. Lynch brings to Sunnova nearly 30 years of experience in various HR leadership roles, having served as the CHRO at multiple public and private companies. Prior to joining Sunnova, Mr. Lynch served as Senior Vice President and CHRO of RentPath from 2016 to 2021, Vice President and CHRO of Blueline Rental from 2015 to 2016, and Senior Vice President and CHRO of Clearwater Paper Corporation from 2013-2015. Mr. Lynch has also served in HR roles at Nestle and PepsiCo, and he has also run his own consulting firm, 90Consulting, where he advised boards of directors and senior management on issues related to executive compensation, organizational redesign, and M&A integration. Mr. Lynch received his Master of Business Administration from the University of Notre Dame and a Bachelor's degree in Accounting from Western Washington University.

Meghan Nutting has served as Sunnova’s Executive Vice President, Government and Regulatory Affairs since May 2021, prior to which she served as Executive Vice President, Policy and Communications from April 2018 to May 2021, and as Vice President, Policy and Government Affairs from May 2015 to April 2018. Since 2014, Ms. Nutting has also served as the Founder and President of Altitude Strategies Consulting, a consulting agency for both for-profit companies and non-profit organizations on energy-related policy issues. Ms. Nutting previously served as the Director of Policy and Electric Markets at SolarCity Corporation, a publicly traded provider of solar energy services, from 2009 to 2014. Ms. Nutting has also served in various legislative, policy and management positions in both the public and private sectors. Ms. Nutting received her Master of Public Affairs degree from Princeton University and her Bachelor of Arts degree in Biology from Cornell University.

David Searle has served as Sunnova's Executive Vice President, General Counsel and Chief Compliance Officer since February 2024, prior to which he served as Executive Vice President, General Counsel from February 2023 until February 2024. Previously, between February 2021 and December 2022, Mr. Searle held leadership roles at Tesla, Inc., including as Acting Head of Legal and Corporate Secretary and as Deputy General Counsel & Senior Director, Compliance. Mr. Searle served as Vice President, Chief Ethics and Compliance Officer - International at Walmart, Inc. from May 2019 to February 2021, and as Chief Compliance Officer & Associate General Counsel of Bristow Group Inc. from December 2014 to May 2019. Mr. Searle brings nearly 20 years of legal experience to Sunnova, having served as the general counsel or in other executive legal roles in both public and private companies, and as a federal prosecutor in the Department of Justice. Mr. Searle received his Juris Doctor from Duke University School of Law and graduated with a Bachelor of Arts degree from Stanford University.

Ryan Omohundro has served as Sunnova’s Chief Restructuring Officer since April 2025. Mr. Omohundro currently serves as a Managing Director with Alvarez & Marsal’s (“A&M”) North American Restructuring practice in Houston, Texas. Mr. Omohundro has over 20 years of experience advising distressed companies and creditors in complex transactions with deep expertise in the energy, industrial and services industries. Mr. Omohundro has served as lead financial advisor to several complex restructuring transactions totaling more than $30 billion. Mr. Omohundro joined A&M in June 2006 and has served in various roles through his tenure with A&M. Mr. Omohundro previously served as Interim Treasurer of Tronox, Inc. and Valerus Compression Services, LP from July 2008 to February 2011 and February 2011 to August 2011, respectively. He was also Controller of SecureCARE Technologies, Inc. from July 2003 to July 2006. Mr. Omohundro received his master’s degree in professional accounting and bachelor’s degree in business administration from the University of Texas at Austin, graduating with Highest Honors. He is a Certified Public Accountant, Chartered Financial Analyst, Certified Insolvency & Restructuring Advisor and Certified Fraud Examiner.

Corporate Governance and Code of Ethics

Our Board has established corporate governance practices to assist in the exercise of its responsibilities under applicable law and the listing standards of the NYSE and to govern the employees of the Company. These governance practices are contained in our Corporate Governance Guidelines, committee charters, Code of Conduct and Code of Ehtics for the CEO and Senior Financial Officers.

Included with our Corporate Governance Guidelines detailed on our website, www.sunnova.com, and available in print to any stockholder who requests a copy, are our Code of Conduct and our Code of Ethics for the CEO and Senior Financial Officers, which is applicable to the Chief Executive Officer, the Chief Financial Officer (or other principal financial officer), Chief Accounting Officer (or other principal accounting officer), the Controller and other senior financial officers of the Company and its subsidiaries. We intend to satisfy the disclosure requirement regarding any changes in these codes of ethics we have adopted and/or any waiver therefrom by posting such information on our website or by filing a Form 8-K for such events.

Audit Committee Members and Financial Expert

The current members of our Audit Committee are Messrs. Horton, Shaper (Chair) and Stein. Our Board has determined that Mr. Shaper serves as the audit committee financial expert as that term is defined under the applicable federal securities laws and regulations. Our Audit Committee reviews our accounting policies and audit procedures, supervises internal accounting controls. Our Audit Committee held four meetings during 2024. Our Board has adopted a written charter for our Audit Committee, a copy of which is available in print to any stockholder upon request.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees and by us that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the listing standards of the NYSE. A copy of the Insider Trading Policy is filed as an exhibit to this Amendment.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities (the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Such Reporting Persons are required to furnish us with copies of all Section 16(a) reports or forms they file. Based solely on our review of the copies of such forms we have received, and written representations from certain Reporting Persons that no reports on Form 5 were required for those persons, we believe that, during the period from January 1, 2024 through December 31, 2024, all filing requirements applicable to the Reporting Persons were complied with.

For the fiscal year ended December 31, 2023, the Company believes that the Section 16(a) filing requirements were complied with by all the Reporting Persons during and with respect to such year except for the following untimely filed Forms 4: (1) a Form 4/A filed on behalf of Meghan Nutting on January 27, 2025 and (2) a Form 4/A filed on behalf of Michael Grasso on January 27, 2025. These untimely filings related to an administrative error resulting in an under calculation of the total number of shares of our common stock that vested to Ms. Nutting and Mr. Grasso upon the occurrence of certain vesting events on March 22, 2023. The under calculations resulted in inadvertent underreporting in March 2023 of 2,036 shares and 4,551 shares of our common stock, respectively for Ms. Nutting and Mr. Grasso.

Item 11. Executive Compensation.

Director Compensation

Our Compensation and Human Capital Committee reviews director compensation annually and recommends approval of any changes to our Board of Directors. Other than compensation paid to the lead independent director which was established in February 2023, no changes to the amount of director compensation have been made since October 2020.

Lead Independent Director	$15,000
Annual Retainer(1)	$60,000
Audit Committee Chair	$20,000
Compensation and Human Capital Committee Chair	$15,000
Nominating, Corporate Governance and Sustainability Committee Chair	$12,500
Audit Committee Member	$10,000
Compensation and Human Capital Committee Member	$7,500
Nominating, Corporate Governance and Sustainability Committee Member	$5,000

(1) Paid quarterly in cash, unless the director elects to receive the annual cash retainer in restricted stock units that vest on the one-year anniversary of the date of grant. If elected, the restricted stock units are issued in a single issuance based on the grant date fair value on the date of grant, such grant to occur at the Board meeting following the Annual Stockholders meeting.

Pursuant to the 2019 Long-Term Incentive Plan, each of our non-employee directors is also awarded annual equity-based compensation in the form of restricted stock units valued at $120,000 on the date of grant to vest one year from date of grant; such awards are granted at the Board meeting following the Annual Stockholders meeting. In addition, upon first being elected to our Board, outside directors receive an initial grant of restricted stock units with a grant date fair value of $120,000. The following table sets forth the compensation received during fiscal year 2024 by our non-employee directors.

Name	Fees earned or paid in Cash(1)	Stock Awards(2)(3)	All Other Compensation(4)	Total
Anne S. Andrew	$—	$205,363	$—	$205,363
Nora Mead Brownell	$—	$200,000	$—	$200,000
Akbar Mohamed	$—	$195,000	$—	$195,000
Michael Morgan	$67,500	$120,000	$14,482	$201,982
Corbin Robertson III	$—	$120,000	$—	$120,000
C. Park Shaper	$80,000	$120,000	$—	$200,000
Jeremy Thigpen	$—	$120,000	$—	$120,000
Mary Yang	$70,000	$120,000	$21,849	$211,849

(1)Mses. Andrew and Brownell, and Mr. Mohamed each elected to receive their annual retainer, committee chair and member retainers in stock at the beginning of the year.
(2)The amount disclosed in this column represents the aggregate grant date fair value of (i) the 18,191 restricted stock units granted to Ms. Andrew in lieu of cash retainer and the 24,948 restricted stock units granted for her annual award, (ii) the 16,632 restricted stock units granted to Ms. Brownell in lieu of cash retainer and the 24,948 restricted stock units granted for her annual award, (iii) the 15,592 restricted stock units granted to Mr. Mohamed in lieu of cash retainer and the 24,948 restricted stock units granted for his annual award, and (iv) 24,948 restricted stock units each granted to Messrs. Morgan, Shaper and Ms. Yang for their annual awards; 11,571 restricted stock units each granted to Messrs. Robertson III and Thigpen upon joining our Board. Such restricted stock units vest one year from the date of grant. The grant date fair values of restricted stock units granted for fiscal year 2024 were determined in accordance with ASC Topic 718 and are based on the fair market value of our common stock on the date of grant. Under SEC rules, the grant date fair values exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)The number of restricted stock unit awards outstanding at December 31, 2024, for each director that had unvested restricted stock unit awards was as follows: Ms. Andrew - 43,139; Ms. Brownell - 0; Mr. Mohamed - 40,540; Mr. Morgan - 0; Mr. Robertson III - 11,571; Mr. Shaper - 24,948; Mr. Thigpen - 11,571 and Ms. Yang - 24,948.
(4)The amounts disclosed in this column are reimbursements for Ms. Yang and Mr. Morgan's travel.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion & Analysis (“CD&A”) provides an overview of our executive compensation program, describes the Compensation and Human Capital Committee’s process for making pay decisions, and shares our rationale for specific decisions related to the fiscal year ended December 31, 2024. In this Amendment, the term “named executive officers” or “NEOs” means the following individuals who served in the roles listed below in 2024:

2024 Named Executive Officers

Name	Title
Paul Mathews(1)	Current President, Chief Executive Officer (Executive Vice President in 2024)
William J. Berger(2)	Former Chairman, President and Chief Executive Officer (Chairman, President and Chief Executive Officer in 2024)
Eric Williams(3)	Former Executive Vice President, Chief Financial Officer
Robert L. Lane(4)	Former Executive Vice President, Chief Financial Officer
Michael Grasso	Executive Vice President, Chief Revenue Officer
David Searle(5)	Executive Vice President, General Counsel and Chief Compliance Officer
(1) Mr. Mathews was hired on January 31, 2023 and received a promotion to Executive Vice President, Chief Operating Officer from his former position as Executive Vice President, Services - Americas and Supply Chain on February 20, 2024. Mr. Mathews was named the President and Chief Executive Officer and joined the Board on March 10, 2025.
(2) Mr. Berger served in the stated positions for all of 2024 and stepped down from his positions on March 9, 2025.
(3) Mr. Williams was hired as Executive Vice President, Chief Financial Officer on June 10, 2024.

(4) Mr. Lane ceased to be Chief Financial Officer upon Mr. Williams’ appointment to that role on June 10, 2024 and departed the Company on June 30, 2024.
(5) Mr. Searle was hired on February 21, 2023, and received a title change to Executive Vice President, General Counsel and Chief Compliance Officer from his former title as Executive Vice President, General Counsel on February 20, 2024 to more accurately describe his duties with respect to overseeing the Company’s compliance function.

Stockholder Engagement

We are committed to aligning our executive compensation program with our long-term strategy and expectations of our stockholders. Open communication with the investor community is a key part of this commitment. We regularly engage with our stockholders to discuss business performance and gather feedback on topics such as executive compensation, corporate governance, sustainability, and corporate social responsibility. Recently, we have also addressed the impact of political and economic pressures on our business as well as ongoing realignment initiatives.

2023 Say on Pay Results: What We Heard and What We Did

At our most recent Annual Meeting, 78.7% of votes supported our executive compensation program, prompting us to further refine and strengthen our stockholder engagement efforts. During the fall of 2024, we reached out to stockholders representing 53% of shares outstanding to gather feedback on our executive compensation practices, and met with stockholders owning approximately 36% of our shares outstanding.

These discussions provided valuable insights into the strengths of our executive compensation program and areas where stockholders expect further alignment with their interests. Overall, stockholders expressed support for our approach to executive compensation, highlighting the strong pay-for-performance alignment, while seeking clearer and enhanced disclosure on the metrics driving individual performance payouts, the rationale behind short-term incentive metrics, and the details of our decision-making process. In response, we have taken several steps to increase transparency in our disclosures, as summarized below.

What We Heard	What We Did
Stockholders sought greater clarity on the criteria used to determine our compensation peer group.
Added new chart in this CD&A to explain that our compensation peers are selected based on several factors to ensure relevance and comparability. These include public companies with accessible compensation data, firms of similar size (measured by revenue, EBITDA, enterprise value, or total assets), and those with a comparable geographic presence. Additionally, peers are chosen based on similar operating characteristics, industry alignment, and business models to reflect organizations with analogous structures and revenue-generation approaches.

(For details, see the section entitled “Executive Compensation Peer Group” below).

Stockholders would value a more detailed explanation of our short-term incentives, including the rationale for the chosen performance metrics.
Simplified the performance metrics in our short-term incentive plan for 2024, by removing Cumulative Customer Count, Service per Customer, and Recurring Operating Cash Flows, and introducing Cash Generation.

Enhanced this CD&A with additional details on the rationale behind each performance metric.

(For details, see the section entitled “Short-Term Incentive Program” below).

Stockholders value our robust stock ownership requirements for executives and directors but requested additional details on how shares are counted toward meeting these requirements.	Added “Qualifying Shares” section of the “Stock Ownership Policy”.

Compensation Program Best Practices

We believe the following practices and policies promote sound compensation governance, are in the best interests of our stockholders and executives, and reinforce the Company’s culture and values:

What We Do		What We Don't Do
✔ Emphasize at-risk pay	X	Allow our executives or directors to hedge, sell short or hold derivative instruments
✔ Link rigorous performance metrics directly to the Company’s overall long-term strategy	X	Pledging of equity securities
✔ Maintain stock ownership requirements for our officers and directors	X	Maintain change-of-control tax gross-ups in our change of control agreements
✔ Perform an annual risk assessment of our executive compensation practices	X	Provide for liberal share counting in our long-term incentive plan
✔ Maintain a formal clawback policy consistent with NYSE requirements	X	Allow repricing of underwater stock options without stockholder approval
✔ Retain an independent compensation consultant reporting solely to the Compensation and Human Capital Committee	X	Provide employment agreements to our NEOs
✔ Benchmark NEO pay against a compensation peer group including both proxy and survey data
✔ Annual Say on Pay vote

What Guides Our Program

Executive Compensation Philosophy and Key Objectives

Our Compensation and Human Capital Committee believes the expertise and caliber of our executives is a key factor that will drive superior performance compared to the industry. We set ambitious goals and expect high performance from our leadership team. We design the structure of the executive compensation program to support this culture, encourage a high degree of collaboration, and reward individuals for achieving challenging financial and strategic objectives that we believe lead to the creation of sustained, long-term stockholder value. As such, the executive compensation program is designed to:

•Retain: Ensure the executive compensation program remains market-competitive to attract top executive talent and sustain their leadership, which is critical to executing our strategic priorities and driving long-term success.
•Motivate: Offer incentives that drive executives to achieve outstanding results, advancing both individual and company-wide goals and metrics critical to our success.

•Align: Focus executive officers on driving stockholders' long-term value creation by tying a significant portion of their compensation to equity, fostering a deep sense of ownership and accountability.

Based on the data and analysis provided by our independent compensation consultant, Pearl Meyer, our Compensation and Human Capital Committee concluded that overall base salaries, target short-term incentives, and the value of target long-term incentives were competitive within our compensation peer group.

Executive Compensation Elements at a Glance

Our compensation package consists of base salary, short-term incentives, and long-term equity incentives. Our Compensation and Human Capital Committee retains the flexibility to periodically adjust the composition, structure, allocation, and associated criteria of the compensation program as needed.

Element	Purpose	Link to Performance

Base Salary	Our compensation strategy provides market-competitive base salaries for executive officers, reflecting their roles, responsibilities, and performance.	Base salary is determined by job scope, responsibility level, individual performance, experience, and market benchmarks. This holistic approach ensures pay equity and competitiveness.
Short-Term Incentive Program
Our short-term incentive program motivates and recognizes executive officers for their contributions to our success, measured against key financial and operational metrics. This ensures their efforts are aligned with the Company's objectives and achievements.

Short-term incentives are tied to achieving specific, quantifiable financial and operational performance goals that reflect our business model (80%), alongside individual performance ratings (20%) for each NEO.

This balanced approach ensures that our leadership is directly incentivized to drive Company success while also being recognized for their personal contributions.

Long-Term Equity Incentive Program
Our long-term incentive framework ensures executive awards align with stockholder interests and our long-term strategy, focusing on retaining key leadership and promoting the Company's sustained success.

Our performance-oriented equity incentive structure for executive officers includes a mix of performance and time-based equity awards.

The former CEO for fiscal year 2024 received 1/3rd restricted stock units (RSUs) and 2/3rds stock options, requiring a 20% premium share price for value realization.

The NEOs (including current CEO, Mr. Mathews) received a blend of 25% premium-priced options, 25% standard options, and 50% RSUs, ensuring alignment with our long-term objectives and stockholder interests.

NEOs’ long-term incentives vest fully following a three-year period.

Pay Mix

The charts below show the compensation pay mix of our former CEO, Mr. Berger and our other NEOs for fiscal year 2024. These charts illustrate that a majority of executive compensation is at-risk (90% for Mr. Berger and an average of 80% for our other NEOs).

(Former) CEO, Mr. Berger, At-Risk and Performance-Based Compensation

Other NEOs At-Risk and Performance-Based Compensation

The Decision-Making Process

The Role of Our Compensation and Human Capital Committee

Our executive compensation program is administered by our Compensation and Human Capital Committee. All of the members of our Compensation and Human Capital Committee are independent as required by the NYSE and are "non-employee directors" as defined by Rule 16b-3 under the Exchange Act. Our Compensation and Human Capital Committee’s responsibilities include, among other things, the following:

Responsibility Area	Details
CEO Compensation	•Reviewing and approving company goals for the CEO’s compensation. •Evaluating CEO performance against goals.
Executive Compensation
•Approving compensation for executive officers, excluding the President and CEO.
•Determining total long-term and short-term incentive compensation and equity plans for employees (not allocations below the executive level).

Director Compensation	•Recommending compensation for non-employee directors.
Compensation Policies	•Reviewing and discussing compensation policies with management to produce the Compensation and Human Capital Committee report.
Risk Management	•Evaluating incentive compensation arrangements to ensure they do not encourage excessive risk-taking.
Human Capital Oversight	•Overseeing matters like recruitment, retention, workplace health and safety, culture, employee engagement, pay equity, and employee development practices.
General Oversight	•Performing responsibilities outlined in the Committee’s charter or resolutions of the Board.

Details of the Compensation and Human Capital Committee’s authority and responsibilities are specified in its charter, which may be accessed at our website, www.sunnova.com, by selecting ‘‘Governance” then “Governance Documents".

The Role of Our Independent Consultant

Our Compensation and Human Capital Committee has the authority to retain compensation consultants, outside counsel and other advisors as it deems appropriate, in its sole discretion. For 2024, our Compensation and Human Capital Committee engaged Pearl Meyer as its independent consultant to provide information and advice with respect to competitive practices relevant to our executive compensation programs and policies.

Pearl Meyer reports directly to the Committee Chair and operates independently of management. In line with NYSE Corporate Governance Standards, the Committee has confirmed that Pearl Meyer is free from any conflicts of interest that could compromise the integrity of its advice or data. Management does not influence the consultant’s retention or activities regarding our executive compensation program.

Executive Compensation Peer Group

Our Compensation and Human Capital Committee evaluates competitive data, surveys, and proxy information to select the compensation peer group. The compensation peer group is reviewed periodically to assess the Company's growth, evolving business model, and other relevant factors.

Criteria Used to Select the Compensation Peer Group	How We Use the Compensation Peer Group
•Public Companies: Companies with publicly available compensation data.
•Comparable Size: Firms of similar size based on revenue, EBITDA, enterprise value, or total assets.
•Geographic Presence: Companies with a similar geographic footprint or market reach.
•Operating Characteristics: Businesses with analogous operating models, such as dealer networks, financing structures, or service-based operations.
•Industry Alignment: Companies operating within the same or closely related industries.
•Business Model: Organizations with analogous revenue-generation models.

•For Establishing Salary and Incentive Guidelines: To help determine base salary ranges, annual bonus targets, and long-term incentive award levels.
•For Equity Incentive Comparisons: To analyze the structure, balance, and design of equity-based compensation.
•For Evaluating Share Usage: To review equity overhang and annual share usage rates (burn rate).
•For Setting Ownership Standards: To benchmark executive share ownership requirements.
•For Assessing Pay Competitiveness: To ensure total direct compensation for executives remains competitive in the market.
•For Talent Strategy: To evaluate practices for attracting and retaining top talent.
•For Aligning Pay with Performance: To compare company performance with peers and confirm alignment between executive pay and organizational results.
•For Designing Comprehensive Plans: To inform the development of compensation plans, benefits, and executive perks.

In recent years, our peer group has experienced significant transformation, primarily driven by rapid expansion within the industry. Our positioning within this peer group’s three-year revenue growth reflects this evolution.

During fiscal year 2024, the compensation peer group was reviewed and evaluated by the Compensation and Human Capital Committee with the input of Pearl Meyer. Based on Pearl Meyer’s review, one change to remove SunPower

Corporation due to bankruptcy was approved for purposes of determining compensation for fiscal year 2025 (the “2025 Compensation Peer Group”).

The 2025 Compensation Peer Group is composed of the following twelve companies. The table below sets forth the financial information of each compensation peer group company as of December 31, 2024:

Company Name	Revenue ($MM)	Revenue (3-year CAGR)	Market Cap ($MM)	Enterprise Value ($MM)
Ameresco, Inc.	$1,770	13%	$1,231	$3,457
Altus Power, Inc.	$186	41%	$651	$2,140
Array Technologies, Inc.*	$916	2%	$918	$1,671
ChargePoint Holdings	$417	20%	$473	$574
Clearway Energy	$1,371	2%	$3,000	$13,897
Enphase Energy, Inc.*	$1,330	(1)%	$9,279	$8,845
Fluence Energy, Inc.	$2,521	49%	$2,058	$1,784
Generac Holdings, Inc.*	$4,296	5%	$9,225	$10,592
Hannon Armstrong, Inc.	$140	16%	$3,179	$3,179
Ormat Technologies, Inc.	$880	10%	$4,097	$6,567
Stem, Inc.	$145	4%	$98	$621
Sunrun, Inc.*	$2,038	8%	$2,075	$15,944
Sunnova Energy International	$1,150	+51%	$429	$9,416
Percentile Rank	51st	Highest	8th	76th
*Direct competitor / peer companies shared by our direct competitors.

2024 Executive Compensation Program

Base Salary

During 2024, the Compensation and Human Capital Committee assessed base salaries against multiple factors, including job roles, internal salary parity, individual achievements, and market insights to guide compensation adjustments. One of our goals is to align with market standards through annual benchmarking, however, we may further adjust executive officer compensation based on their performance. In fiscal year 2024, Messrs. Mathews, Grasso, and Searle received base salary increases to recognize performance and better align pay with the market for their respective roles.

NEO	Fiscal 2023 Base Salary ($)	Fiscal 2024 Base Salary ($)	% Change
Paul Mathews(1)	$375,000	$425,000	+13%
William J. Berger(2)	$650,000	$650,000	—%
Eric Williams(3)	-	$475,000	—%
Robert L. Lane(4)	$400,000	$400,000	—%
Michael Grasso	$375,000	$425,000	+13%
David Searle	$375,000	$400,000	+7%
(1) Mr. Mathews served as an Executive Vice President in 2024 and joined the Board and was named President and Chief Executive Officer on March 10, 2025.
(2) Mr. Berger served as Chairman, President and Chief Executive Officer during 2024 and stepped down from his positions on March 9, 2025.
(3) Mr. Williams was hired on June 10, 2024 and departed the Company on March 30, 2025.
(4) Mr. Lane departed the Company on June 30, 2024.

Short-Term Incentive Program

Short-term incentive compensation is intended to create a strong link between financial, operational and individual achievements that drive our business strategy and stockholder value. Short-term incentive targets are expressed as a percentage of base salary and based on market data, internal equity, and size and scope of job responsibilities. Actual awards may range from zero to 200% of target, depending on Company and individual performance.

Targeted short-term incentive opportunities are subject to review based on market movement as well as to pro-rata adjustment due to promotions or other relevant changes in job responsibilities. Short-term incentive awards are designed to be formulaic and directly linked to the achievement of Company-wide metrics (weighted at 80%) and individual objectives (weighted at 20%) approved by our Compensation and Human Capital Committee. The final determinations of the short-term incentive awards are based upon the extent to which results for the fiscal year met, failed to meet, or exceeded our established goals and metrics and other factors as determined by the Compensation and Human Capital Committee.

The Committee made no changes to the NEOs’ target bonus percentages for 2024.

NEO	Base Salary ($)	Target Bonus (% of Base Salary)	Target Bonus ($)
Paul Mathews(1)	$425,000	75%	$318,750
William J. Berger(2)	$650,000	150%	$975,000
Eric Williams(3)	$475,000	75%	$356,250
Robert L. Lane(4)	$400,000	75%	$300,000
Michael Grasso	$425,000	75%	$318,750
David Searle	$400,000	75%	$300,000
(1) Mr. Mathews served as an Executive Vice President in 2024 and joined the Board and was named President and Chief Executive Officer on March 10, 2025.
(2) Mr. Berger served as Chairman, President and Chief Executive Officer during 2024 and stepped down from his positions on March 9, 2025.
(3) Mr. Williams was hired on June 10, 2024, and thus would be eligible for a prorated award based on the number of days employed in fiscal year 2024. Mr. Williams departed the Company on March 30, 2025.
(4) Mr. Lane departed the Company on June 30, 2024, and received a prorated portion of the 2024 target bonus based on the time served in fiscal year 2024.

Why We Chose Our Metrics

For fiscal year 2024, the Compensation and Human Capital Committee refined the short-term incentive metrics by removing Cumulative Customer Count, Service per Customer, Recurring Operating Cash Flows, and introducing Cash Generation. This adjustment streamlines the executive team’s focus, emphasizing metrics that align more directly with the Company’s overall goals and applying greater weight to cash flow-related measures. The addition of Cash Generation reflects the Company’s priority to strengthen the balance sheet and support equity valuation.

The Committee believes that the updated metrics achieve an optimal balance between financial and strategic objectives, serving as effective motivators for the executive officers. These metrics are closely aligned with the Company’s growth strategy and are designed to drive long-term stockholder value.

Metric	Purpose	Definition
Adjusted EBITDA, plus P&I
Ensures a holistic focus on both operational performance and financial obligations. Adjusted EBITDA emphasizes core profitability by excluding non-recurring items, providing a clear picture of our operational efficiency. Incorporating P&I ensures that executives are also incentivized to manage debt and financing costs effectively, which is critical for maintaining financial health and sustainability.

We define Adjusted EBITDA as net income (loss) excluding the impacts of interest expense, income tax (benefit) expense, depreciation and amortization expense, noncash compensation expense, asset retirement obligation ("ARO") accretion expense, non-cash disaster losses, losses on unenforceable contracts, losses on extinguishment of long-term debt, unrealized gains and losses on fair value instruments and equity securities, amortization of payments to dealers for exclusivity and other bonus arrangements, provision for current expected credit losses and non-cash inventory and other impairments and including the impacts of investment tax credit ("ITC") sales. Interest Income; Principal Proceeds from Customer Notes Receivable, Net of Related Revenue; and Proceeds from Investments in Solar Receivables.

Cash Generation
Directly reflects our ability to generate liquidity from our operations. This metric ensures that executives focus on optimizing cash flow, which is essential for funding day-to-day operations, investing in growth opportunities, reducing debt, and returning value to stockholders.
We define Cash Generation as the change in cash, excluding changes in restricted cash accounts.
Net Contracted Customer Value per Share (PV6)
Reflects the value derived from customer contracts on a per-share basis, tying performance directly to the Company’s ability to secure and retain high-value customer relationships. This metric focuses executives on prioritizing customer acquisition, retention, and profitability, encouraging long-term, customer-driven value creation.

We define Net Contracted Customer Value per Share by the estimated gross contracted customer value, less debt, plus cash and restricted cash, construction in progress, inventory, prepaid inventory and inventory receivable divided by the shares issued at 12/31/24.

Company Financial and Operational Metrics and Performance Results

The Compensation and Human Capital Committee approved financial and operational metrics that are directly linked to the Company’s business strategy. Each metric is associated with a threshold, a target and a maximum level of achievement. In the event a metric does not meet the threshold performance level, none of the award is earned for that metric. Similarly, achieving the maximum performance level authorizes the Compensation and Human Capital Committee to award the maximum percentage.

If a metric was achieved at a level between defined achievement levels, our Compensation and Human Capital Committee performs a linear interpolation to determine the award the Compensation and Human Capital Committee is authorized to determine has been earned for that metric. The following table shows the financial performance necessary to permit threshold (50% payout), target (100% payout), and maximum (200% payout) award amounts, along with actual results for fiscal year 2024:

Metrics	Weighting	Performance Range
		Threshold ($MM)	Target ($MM)	Maximum ($MM)	Actual ($MM)	Total Payout Percentage
Adjusted EBITDA, plus P&I	24%	$849M	$998.7M	$1,148M	$1,125.16M	44.33%

Cash Generation	32%	$(37.5)M	$0M	$75M	$(1.64)M	31.30%
Net Contracted Customer Value (PV6)	24%	$23.60	$27.77	$31.94	$24.22	13.78%
Total Corporate Metric Payout						89.41%
Individual Performance (1-5)	20%	2	3	5	—	—

Individual Performance

The Compensation and Human Capital Committee typically determines the individual performance component of the short-term incentive awards based on our CEO's evaluation of each NEO's performance against pre-established goals and other relevant considerations. Each NEO is assigned a performance rating on a scale of 1 to 5.

The rankings from 1 to 5 correspond with an individual performance payout multiple range of 0%-40%. A ranking of 1 results in no award.

Determination of Fiscal Year 2024 NEO Short-Term Incentive Compensation

The Corporate Metric portion of the bonus plan was achieved at 89.41%, however, the Compensation and Human Capital Committee, in alignment with the company’s ongoing strategic and financial priorities, determined that no bonuses would be paid to the executive leadership team for fiscal year 2024. This decision reflects the company’s commitment to responsible financial stewardship and aligns with the interests of our stockholders.

While annual bonuses were not awarded, the Compensation and Human Capital Committee remains focused on retaining and motivating key leadership to drive long-term value creation.

Long-Term Incentive Program

In fiscal year 2024, we emphasized alignment of executive compensation with financial performance, particularly through equity awards. Our NEOs (including CEO, Mr. Mathews) continued to receive an incentive mix including one-forth stock options, one-forth premium stock options (10%), and one-half RSUs. The Committee adjusted our former CEO’s equity mix to include one-third RSUs and two-thirds 20% premium stock options, to ensure even stronger alignment with stockholder goals. This combination supports performance, motivation, and long-term commitment, aligning executive actions with stockholder interests while enhancing retention. The long-term incentive awards granted in 2024 fully vest on the third anniversary of the date of grant, subject to continued employment through the vesting date.

Our equity mix reflects our commitment to performance-based compensation at levels as robust as our compensation peer group companies. The specific award mix is as follows:

(1) The exercise price of the 10% premium stock options is 110% of the closing stock price on the date of the grant.
(2) The exercise price of the 20% premium stock options is 120% of the closing stock price on the date of the grant.

Equity Vehicle	Why We Use It
Standard Stock Options
Stock options are intended to align the interests of award recipients with those of stockholders since options deliver value only if the Company’s stock price appreciates after they are granted. The exercise price of the standard stock options is the closing stock price on the date of grant. We view stock options as performance-driven and directly tied to creating long-term stockholder value. These stock options provide executives with an opportunity to buy shares at a set price, encouraging efforts to boost Company performance and share price. Since the value derived directly reflects the Company's stock performance, executives are focused on executing strategies that lead to ongoing, sustainable growth and long-term value creation.

Premium Stock Options
Premium stock options further align the interests with those of stockholders because the exercise price for premium options is set to an amount higher than the closing stock price on the date of the grant. This design means that there must be meaningful value creation for Sunnova stockholders for the NEOs to realize any value from this portion of their awards.

Restricted Stock Units
RSUs support the Company’s leadership retention strategy and keep our NEOs focused on creating long-term stockholder value since the value of an RSU can increase or decrease – just like a share of stock – based on the Company’s performance.

The number of options awarded are determined using an independent Black-Scholes valuation on the date of grant.

Target Long-Term Incentive Values

We determine the value of our long-term incentives by clearly defining our Company objectives, expectations for our executives, and performing market benchmarking to determine the appropriate award structure.

The Compensation and Human Capital Committee approved target long-term incentive awards for fiscal year 2024 to our NEOs as follows:

NEO	Target Long-Term Equity Incentive Award ($) (1)

Paul Mathews(2)	$1,700,000
William J. Berger(3)	$5,000,000
Eric Williams(4)	$2,500,000
Robert L. Lane(5)	$1,600,000
Michael Grasso	$2,400,000
David Searle	$1,400,000
(1) Awards granted in 2024 fully vest on the third anniversary of the date of grant. The number of options awarded was determined using an independent Black-Scholes valuation on the date of grant.
(2) Mr. Mathews served as an Executive Vice President in 2024 and joined the Board and was named President and Chief Executive Officer on March 10, 2025.
(3) Mr. Berger served as Chairman, President and Chief Executive Officer during 2024 and stepped down from his positions on March 9, 2025.
(4) Mr. Williams received a prorated long-term incentive award in 2024 with a value of $1.25MM. Mr. Williams departed the Company on March 30, 2025.
(5) Mr. Lane departed the Company on June 30, 2024 and his unvested equity awards, including all granted in 2024, were forfeited in connection with his departure.

2025 Compensation Decisions

For much of 2024, the Company faced a complex and evolving landscape marked by persistent high interest rates, distress among industry peers, and broader macroeconomic challenges. Regulatory and political uncertainty added to the volatility, creating an environment that required strong leadership, strategic adaptability, and a sharpened focus on long-term stability.

In response to these headwinds, the Board of Directors took decisive action to strengthen the Company’s foundation and drive future success. A critical step in this strategy was the appointment of Paul Mathews as Chief Executive Officer in March

2025, following his tenure as Executive Vice President and Chief Operating Officer. With a deep understanding of our operations and a strong track record of execution, Mr. Mathews is well-positioned to lead the Company through this next chapter.

CEO Compensation Aligned with Leadership Transition

To ensure a seamless transition and drive stability, the Board approved a compensation package for Mr. Mathews that reflects the critical responsibilities of his new role while maintaining alignment with shareholder interests:

– Base Salary: $700,000
– Annual Target Bonus: 100% of base salary
– Long-Term Incentive Award: $4,000,000 in RSUs with a three-year cliff vest
– One-Time Promotion RSU Grant: $2,500,000 in RSUs with a five-year ratable vest

This package is designed to ensure leadership continuity while incentivizing long-term value creation. The one-time RSU grant, in recognition of Mr. Mathews' promotion, also enhances the long-term stability of leadership and strengthens alignment between Mr. Mathews’ interests and those of our shareholders as he leads the Company through this period of transformation.

Actions to Strengthen the Leadership Team

Recognizing the importance of stability and continuity within the Executive Leadership Team, the Board also approved one-time cash bonuses for our Executives. These bonuses are structured with a holding period through December 31, 2025, reinforcing leadership focus on executing the Company's strategic priorities during this critical period.

Long-Term Incentive Program Adjustments

To balance equity usage constraints with the need to maintain competitive long-term incentives, we adjusted our LTI program for executives in 2025. Historically, the Company's LTI program included a blend of RSUs and stock options; however, given the pressure on share availability, the Board transitioned the program to 100% RSUs. This shift ensures that executives continue to have meaningful equity participation while managing the Company’s overall share utilization effectively.

Other Policies, Practices and Guidelines

Stock Ownership Policy

In furtherance of the Board of Director’s goal of promoting sound corporate governance practices, our Stock Ownership Policy assists in aligning the financial interests of the directors and senior employees with our stockholders. We believe that it is important that directors and senior employees maintain a certain level of ownership of shares of our common stock, and this policy is designed to help achieve this objective and further highlight and promote our commitment to sound corporate governance. For purposes of determining stock ownership, equity award grants are considered owned for purposes of this policy, executive officers and directors subject to this policy are required to achieve a minimum ownership requirement by five years from the later of (i) January 1, 2020 or (ii) the date of being elected a director, being named an executive officer or otherwise being designated as a covered employee, or the date of the promotion that causes a covered employee to be subject to a greater ownership requirement. Upon achieving his or her respective minimum ownership requirement, each director or covered employee must continue to maintain the minimum ownership requirement at all times during a given calendar year and for so long as the director or covered employee remains subject to this policy.

Each director and covered employee must maintain the number of qualifying shares of common stock, as defined in the policy, with a fair market price equal to a multiple of the director’s base annual retainer or the covered employee’s annual base salary. The ownership requirements are as follows:

Title	Ownership Requirement
President and Chief Executive Officer	6x annual base salary
Executive Vice Presidents	3x annual base salary
Independent Directors	3x annual base retainer

By the first day of February of each year, covered directors and covered employees will be required to certify to the Compensation and Human Capital Committee their holdings of common stock and level of compliance with their minimum ownership requirement.

Qualifying Shares

To measure the value of the minimum ownership requirements, the following holdings will be considered as “qualifying shares” under this policy:
a)Shares owned directly by the covered director or covered employee whether acquired through open market purchases, the vesting of restricted stock or the exercise of stock options, or purchase under the Company’s Employee Stock Purchase Plan; and
b)Shares owned indirectly, i.e., in which the covered director or covered employee has an economic interest, including, but not limited to, shares owned jointly with a spouse or separately by a spouse and/or children sharing the covered director’s or covered employee’s household.

The following holdings will not be considered as “qualifying shares”:

a)Unvested restricted stock or restricted stock units;
b)Unvested stock options;
c)Vested but unexercised stock options; and
d)Long-Term Incentive grants of shares awarded in lieu of cash bonus awards or annual retainer, unless the covered employee or covered director elects to utilize such shares to meet the minimum ownership requirements.

The failure by a covered director or covered employee to meet or to demonstrate sustained progress toward the achievement of the applicable minimum ownership requirement will result in the imposition of a restriction on sales of common stock and may result in a reduction in the value of future long term incentive grants or exclusion from future grants until compliance is achieved.

Incentive Compensation Clawback Policies

Effective October 2, 2023, the Compensation and Human Capital Committee adopted the Policy for the Recovery of Erroneously Awarded Compensation to comply with the listing standards adopted by the New York Stock Exchange implementing the SEC’s recently finalized Exchange Act Rule 10D-1 (the “Mandatory Clawback Policy”). The Mandatory Policy provides for the prompt recovery of incentive-based compensation (including both cash and equity compensation) paid to any current or former executive officer if: (1) such incentive compensation was calculated based on financial statements that were required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct; (2) such incentive-based compensation was received after October 2, 2023, and during the three completed fiscal years preceding the date that the Company is required to prepare an accounting restatement; and (3) the amount of incentive-based compensation received exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts. Incentive-based compensation includes any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure. In addition, effective December 2023 the Compensation and Human Capital Committee amended and restated the Incentive Compensation Clawback Policy, which was originally adopted in July 2020 the “Supplemental Policy”) to make certain clarifying updates. The Supplemental Policy applies to the Company’s executive officers and other employees or consultants designated by the Compensation and Human Capital Committee that receive incentive compensation that provide for incentive clawback provisions, and all incentive compensation awarded or paid commencing March 2020 (“Covered Persons”). The policy provides that the Compensation and Human Capital Committee shall have the right to require the forfeiture of or seek recoupment of certain incentive compensation in the event of misconduct or a significant or material restatement of the Company’s financial statements. Forfeiture or recoupment may be sought from any Covered Person in an amount determined by the Committee where payment of any such incentive compensation was predicated upon the achievement of specified financial results which are revised as a result of such restatement such that such incentive compensation would not have been earned or would have been earned at a lower amount. Any right of recoupment under the Supplemental Policy is in addition to, and not in lieu of, any recoupment under the Mandatory Policy.

Perquisites and Benefits

Named executive officers are eligible to participate in the Company’s benefit plans on the same terms as other employees. The Company’s 401(k) Retirement Plan (the “Retirement Plan”) is a safe harbor qualified defined contribution plan which allows employees, including named executive officers, to save for retirement through a tax-advantaged combination of employee and Company contributions. For safe harbor matching contributions, employee contributions are matched by the Company up to 100% of the first 3% of eligible compensation contributed by the employee plus 50% of salary contributed between 3% and 5% of eligible compensation contributed. Safe harbor matching contributions are 100% vested. Each year the Company may also make a discretionary profit-sharing contribution to the Retirement Plan, which to date the Company has not made.

The Company also provides named executive officers with perquisites and other personal benefits that the Company and our Compensation and Human Capital Committee believe are reasonable and consistent with its overall compensation program. Such perquisites are detailed in All Other Compensation in the Summary Compensation Table.

Severance Agreements

We believe that the competitive marketplace for executive level talent and our desire to minimize turnover and retain our executive officers, including our named executive officers, requires us to provide certain severance benefits. We also believe the provision of these benefits serves the interests of our stockholders by encouraging certain valued employees to remain employed with the Company in the event of a change of control. The Company has entered into severance agreements with each named executive officer in replacement of any prior employment or other severance agreement entered into between the Company and the executive. Each agreement contains requirements for payments relating to termination of employment other than for cause prior to and following a change in control. For more information regarding termination and change in control arrangements, see “Executive Compensation-Potential Payments Upon Termination or Change in Control.”

Our Compensation and Human Capital Committee believes the provision of such change in control benefits is competitive and appropriate in light of our compensation peer group. In reaching such determination, our Compensation and Human Capital Committee considered our compensation consultant’s change in control analysis, surveys, and reviewed the amounts payable by the compensation peer group to similarly situated executives in the event of a termination of employment in connection with a change in control.

Benefits relating to termination of employment in a post change in control employment period payable to named executive officers were considered as part of their overall compensation packages.

Other Termination and Change in Control Arrangements

Certain equity award agreements under the 2019 Long-Term Incentive Plans contain provisions that provide for accelerated vesting benefits in the event of change in control and in the event of termination by reason of death, disability or retirement. Additionally, On March 15, 2023, our Board of Directors approved the Sunnova Energy International Inc. Retirement Policy for Equity Awards (the “Retirement Policy for Equity Awards). The Retirement Policy for Equity Awards provides certain accelerated vesting benefits to eligible executives whose employment terminates pursuant to a Qualifying Retirement (as defined below), subject to the executive’s execution of a release agreement and continued compliance with both post-retirement availability requirements and covenants contained in the release agreement. A “Qualifying Retirement” is defined as a voluntary termination of employment (when no right to terminate the executive for cause exists) after (i) attaining age 60 and (ii) completing five years of service with the Company immediately preceding the Qualifying Retirement, subject to meeting certain advance notice requirements. As of December 31, 2024, all NEOs were under 60 years of age and therefore none would have been eligible to receive benefits under the Retirement Policy for Equity Awards. For more information regarding termination and change in control arrangements, see “Executive Compensation-Potential Payments Upon Termination or Change in Control.”

Assessment of Compensation Risk

Our Audit Committee and Board of Directors employ a risk management process conducted periodically to ensure that potential risks that might arise from any of our executive compensation practices and policies do not result in potential adverse impact on the Company, financially or otherwise. Our Compensation and Human Capital Committee conducted a Compensation Risk Assessment in July 2023 to confirm our compensation practices as they relate to five categories: potential award amounts, pay mix, metric selection, award caps, and governance process. The Compensation and Human Capital Committee reviewed the policies and guidelines underlying our executive compensation determinations and concluded that the following factors promote the creation of long-term value and thereby discourage behavior that leads to excessive or unnecessary risk:

•individual cash incentives are made within the boundaries of approved fixed maximum awards as applicable to each named executive officer;
•the corporate metrics under our short-term incentive plan are strategically designed so that any one individual executive cannot manipulate the performance metric outcome and thereby, positively impact their compensation payout;
•the members of our Compensation and Human Capital Committee who approve final bonus recommendations are independent;
•under our long-term incentive plan, we utilize a mix of grant types to reward pay-for-performance, and at the executive level, we have awarded a mix of premium stock options and restricted stock units in 2024;
•our long-term incentive plan performance goals are aligned with stockholder interests;
•at the executive level, the Compensation and Human Capital Committee of the Board engages and appoints an independent compensation consultant to review executive compensation on an annual basis;
•we enforce a stock ownership policy and clawback policies to mitigate risk within our executive ranks; and
•we annually review and assess our compensation practices with the appointed compensation consultant.

Based on our review, we have determined our compensation programs and practices are not reasonably likely to encourage excessive and unnecessary risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company.

Tax Considerations

Section 162(m) of the Code limits the deductibility of compensation paid to each of our named executive officers to $1 million annually for federal income tax purposes subject to transition relief for certain compensation arrangements entered into prior to our IPO. In designing compensation plans and making compensation decisions, our Compensation and Human Capital Committee considers the potential deductibility of the proposed compensation. However, our Compensation and Human Capital Committee may elect to approve compensation that exceeds the limit in order to ensure competitive levels of compensation for our executive officers and if it believes that such compensation is in the best interests of the Company and its stockholders. As a result, certain compensation paid to our named executive officers may not be deductible by the Company for tax purposes. Although the deductibility of compensation is a consideration evaluated by our Compensation and Human Capital Committee, our Compensation and Human Capital Committee believes that the lost deduction on compensation payable in excess of the $1 million limitation is not material relative to the benefit of being able to attract and retain talented management. We have also awarded compensation that might not be fully tax deductible when such grants were nonetheless in the best interest of us and our stockholders. Accordingly, our Compensation and Human Capital Committee will continue to retain the discretion to pay compensation that is subject to the $1 million deductibility limit.

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Paul Mathews President, Chief Executive Officer (Executive Vice President in 2024)	2024	$410,417	$—	$850,000	$850,000	$—	$14,318	$2,124,735
	2023	$329,567	$50,000 (6)	$802,794	$562,500	$210,441	$121,030	$2,026,332
	2022	$—	$—	$—	$—	$—	$—	$—
William J. Berger Former Chairman, President and Chief Executive Officer (Chairman, President and Chief Executive Officer in 2024)	2024	$650,000	$—	$1,666,668	$3,333,333	$—	$17,693	$5,667,694
	2023	$620,833	$—	$489,645	$4,000,000	$734,468	$20,094	$5,865,040
	2022	$520,833	$—	$368,095	$4,000,000	$449,893	$19,180	$5,358,001
Eric Williams Former Executive Vice President, Chief Financial Officer	2024	$246,635	$—	$925,000	$625,000	$—	$143,545	$1,940,180
	2023	$—	$—	$—	$—	$—	$—	$—
	2022	$—	$—	$—	$—	$—	$—	$—
Robert L. Lane Former Executive Vice President, Chief Financial Officer	2024	$216,667	$—	$800,000	$800,000	$—	$332,777	$2,149,444
	2023	$400,000	$—	$938,660	$800,000	$207,990	$13,200	$2,359,850
	2022	$392,708	$—	$858,852	$725,000	$163,598	$12,200	$2,152,358
Michael Grasso Executive Vice President, Chief Revenue Officer	2024	$410,417	$—	$1,200,000	$1,200,000	$—	$12,900	$2,823,317
	2023	$367,708	$—	$1,352,494	$1,200,000	$228,741	$15,350	$3,164,293
	2022	$342,708	$—	$628,934	$500,000	$157,585	$12,200	$1,641,427
David Searle Executive Vice President, General Counsel and Chief Compliance Officer	2024	$392,708	$—	$700,000	$700,000	$—	$3,125	$1,795,833
	2023	$305,529	$—	$993,645	$562,500	$196,717	$7,500	$2,065,891
	2022	$—	$—	$—	$—	$—	$—	$—

(1)Messrs. Mathews, Grasso, and Searle base salary increases were effective April 1, 2024.

(2)The amounts disclosed in this column include the grant date fair value of the restricted stock unit awards granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant. For additional information, see Note 15 to our consolidated financial statements in our 2024 Form 10-K. The amounts also include the grant date fair value of the restricted stock unit award granted as part of the Short-Term Incentive Plan compensation as follows:

Name	Year	Grant Date Fair Value of Short-Term Incentive Award	Restricted Stock Units
Paul Mathews	2024	$—	—
	2023	$140,294	22,304
	2022	$—	—
William J. Berger	2024	$—	—
	2023	$489,645	77,844
	2022	$368,095	22,568
Eric Williams	2024	$—	—
	2023	$—	—
	2022	$—	—
Robert L. Lane	2024	$—	—
	2023	$138,660	22,044
	2022	$133,852	8,206
Michael Grasso	2024	$—	—
	2023	$152,493	24,243
	2022	$128,934	7,905
David Searle	2024	$—	—
	2023	$131,144	20,849
	2022	$—	—

(3)    The amounts disclosed in this column represent the aggregate grant date fair value of non-qualified stock options granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant. For additional information, see Note 15 to our consolidated financial statements in our 2024 Form 10-K.

(4) The amounts disclosed in this column reflect the formulaic cash bonus awards earned for performance in the designated fiscal year but which are paid in March of the following fiscal year. The Compensation and Human Capital Committee determined that no bonuses would be paid to the named executive officers for fiscal year 2024, reflective of the company’s commitment to responsible financial stewardship and alignment with the interests of our stockholders. See “Compensation Discussion and Analysis - 2024 Executive Compensation Program - Short-Term Incentive Program.

(5)    All other compensation includes the following amounts:

Name	Year	401(k) Match(a)	Dual Living	Travel Reimbursement	Dues	Executive Physical	Relocation(b)	Severance	Total
Paul Mathews	2024	$12,168	$—	$—	$—	$2,150	$—	$—	$14,318
William J. Berger	2024	$13,800	$—	$—	$—	$3,893	$—	$—	$17,693
Eric Williams	2024	$9,500	$34,045	$—	$—	$—	$100,000	$—	$143,545
Robert L. Lane	2024	$12,320	$—	$—	$—	$—	$—	$320,457	$332,777
Michael Grasso	2024	$12,900	$—	$—	$—	$—	$—	$—	$12,900
David Searle	2024	$3,125	$—	$—	$—	$—	$—	$—	$3,125

(a) Amounts reflect matching contributions made for the referenced fiscal year on behalf of each named executive officer to the Company’s 401(k) plan. Fiscal year 2024 401k true-up not included; not finalized prior to filing date.
(b) Amount reflects payment of Mr. Williams' relocation expenses.

(6) Mr. Mathews received a $50,000 cash sign-on bonus upon commencement of his employment on January 31, 2023.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2024

The following table presents information regarding grants of equity-based awards made to our named executive officers during 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(5)
Name	Grant Date	Threshold	Target	Max	All Other Stock Awards: Number of Shares(1)	All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Awards(3)	Grant Date Fair Value of Option Awards (4)
Paul Mathews	3/6/2024				135,135	—	$—	$849,999	$—
	3/6/2024				—	96,371	$6.29	$—	$424,996
	3/6/2024				—	98,379	$6.92	$—	$424,997
		$159,375	$318,750	$637,500
William J. Berger	3/6/2024				264,970	—	$—	$1,666,661	$—
	3/6/2024				—	786,163	$7.55	$—	$3,333,331
		$487,500	$975,000	$1,950,000
Eric Williams	6/10/2024				59,288	—	$—	$299,997	$—
	6/10/2024				123,517	—	$—	$624,996	$—
	6/10/2024				—	85,149	$5.06	$—	$312,497
	6/10/2024				—	86,805	$5.57	$—	$312,498
		$100,043	$200,086	$400,171
Robert L. Lane	3/6/2024				127,186	—	$—	$800,000	$—
	3/6/2024				—	90,702	$6.29	$—	$399,996
	3/6/2024				—	92,592	$6.92	$—	$399,997
		$74,795	$149,589	$299,178
Michael Grasso	3/6/2024				190,779	—	$—	$1,200,000	$—
	3/6/2024				—	136,054	$6.29	$—	$599,998
	3/6/2024				—	138,888	$6.92	$—	$599,996
		$159,375	$318,750	$637,500
David Searle	3/6/2024				111,287	—	$—	$699,995	$—
	3/6/2024				—	79,365	$6.29	$—	$350,000
	3/6/2024				—	81,018	$6.92	$—	$349,998
		$150,000	$300,000	$600,000

(1)    These restricted stock unit awards were made pursuant to our 2019 Long-Term Incentive Plan. Restricted stock units issued March 6, 2024, were a portion of the Long-Term Incentive Plan award and vest in full on the third anniversary of the date of grant. The number of shares underlying the restricted stock units is determined by dividing the aggregate value by the closing stock price on the date of grant.
(2)    These premium stock options were made pursuant to our 2019 Long-Term Incentive Plan and vest in full on the third anniversary of the date of grant, and the exercise price is 110% of the closing price on the date of grant.
(3)    The amounts disclosed in this column represent the aggregate grant date fair value of the restricted stock unit awards granted to each named executive officer. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of the awards is calculated using the closing price of our common stock on the date of grant. For additional information, see Note 15 to our consolidated financial statements in our 2024 Form 10-K.
(4)     The amounts disclosed in this column represent the aggregate grant date fair value of the premium stock options granted to each named executive officer. The target grant date fair value was issued in premium stock options, the number of which was determined by using Black-Scholes methodology in accordance with ASC Topic 718.
(5) These columns show the potential cash payouts under the Company’s Short-Term Cash Incentive Plan for Fiscal 2024. These estimated future payouts reflect the prorated amounts for Mr. Williams and Mr. Lane, based on the number of days served in 2024.

Option Grant Practices

We do not grant stock options in anticipation of the release of material nonpublic information, and we do not time the release of material non-public information based on option grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material non-public information into account when determining the timing and terms of such stock option grants. Although we do not have a formal policy with respect to the timing of stock option grants, the Compensation and Human Capital Committee has historically granted stock options on a pre-determined annual schedule. It has been the practice of the Compensation and Human Capital Committee to approve ordinary course annual equity grants at its regularly-scheduled meeting held in February of each year. At this meeting, the Compensation and Human Capital Committee approves the portion of each named executive officer’s annual equity award that will be granted as stock options or premium stock options. In fiscal year 2024, there were no stock options issued in the period beginning four business days before and ending one business day after the filing of any Form filings including any material non-public information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested(6)	Market value of share or units that have not vested(7)
Paul Mathews	4/21/2023			24,141	$18.04	4/21/2033
	4/21/2023			24,845	$19.84	4/21/2033
	3/6/2024			96,371	$6.29	3/6/2034
	3/6/2024			98,379	$6.92	3/6/2034
	4/21/2023(3)						31,180	$106,947
	1/31/2023(4)						3,422	$11,737
	3/6/2024(5)						135,135	$463,513
		Total	—	243,736			169,737	$582,197

William J. Berger	4/7/2016		470,521		$24.87	4/7/2026
	4/7/2016		1,176,303		$12.44	4/7/2026
	4/2/2018		40,720		$27.16	4/2/2028
	4/2/2018		143,163		$13.58	4/2/2028
	3/22/2022		22,568	67,705	$25.63	3/22/2032
	3/22/2022		23,441	70,323	$28.19	3/22/2032
	3/22/2022		24,154	72,464	$30.76	3/22/2032
	3/24/2023			161,812	$16.24	3/22/2033
	3/24/2023			158,165	$14.88	3/22/2033
	3/24/2023			153,609	$13.53	3/22/2033
	3/6/2024			786,163	$7.55	3/6/2034
	7/29/2019(1)						238,098	$816,676
	3/6/2024(5)						264,970	$908,847
		Total	1,900,870	1,470,241			503,068	$1,725,523

Eric Williams	6/10/2024			85,149	$5.06	6/10/2034
	6/10/2024			86,805	$5.57	6/10/2034
	6/10/2024(5)						123,517	$423,663
	6/10/2024(5)						59,288	$203,358
		Total	—	171,954			182,805	$627,021

Robert L. Lane			—	—			—	—
		Total	—	—			—	—

Michael Grasso	1/29/2018		64,294		$24.87	1/29/2028
	1/29/2018		90,021		$12.44	1/29/2028
	3/22/2021		12,176		$40.50	3/22/2031
	3/22/2022		4,231	12,695	$25.63	3/22/2032
	3/22/2022		4,395	13,185	$28.19	3/22/2032
	3/22/2023			31,138	$14.88	3/22/2033
	3/22/2023			30,241	$13.53	3/22/2033
	9/15/2023			38,082	$14.15	3/22/2033
	9/15/2023			37,063	$12.86	3/22/2033
	3/6/2024			136,054	$6.29	3/6/2034
	3/6/2024			138,888	$6.92	3/6/2034
	3/22/2022(2)						14,631	$50,184
	3/22/2023(3)						38,802	$133,091
	9/15/2023(3)						49,572	$170,032
	3/6/2024(5)						190,779	$654,372
		Total	175,117	437,346			293,784	$1,007,679

David Searle	4/21/2023			24,141	$18.04	4/21/2033
	4/21/2023			24,845	$19.84	4/21/2033
	3/6/2024			79,365	$6.29	3/6/2034
	3/6/2024			81,018	$6.92	3/6/2034
	4/21/2023(3)						31,180	$106,947
	2/21/2023(4)						11,806	$40,495
	3/6/2024(5)						111,287	$381,714
		Total	—	209,369			154,273	$529,156

(1)    Vests one-seventh per year over seven years beginning on the first anniversary of the date of grant.
(2)    Vests 0%, 25%, and 75% over three years beginning on the first anniversary of the date of grant.
(3)    Vests 100% on the third anniversary of the date of grant. Mr. Grasso's stock award on September 15, 2023 will vest on the third anniversary from March 22, 2023.
(4)    Vests one-third per year over three years beginning on the first anniversary of the date of grant.
(5)    Vests in full at the end of three years from the date of grant.
(6)    These restricted stock unit awards were made pursuant to our 2019 Long-Term Incentive Plan. All awards are subject to acceleration of vesting upon the occurrence of certain events related to termination of employment or change of control of the Company.
(7)    With respect to restricted stock units, the amounts set forth in this column include the number of shares subject to such awards multiplied by $3.43, the closing price of our common stock on December 31, 2024.

Option Exercises and Stock Vested During Fiscal Year 2024

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul Mathews	—	$—	24,015	$158,292
William J. Berger	—	$—	196,891	$1,351,539
Eric Williams	—	$—	—	$—
Robert L. Lane	—	$—	38,918	$236,357
Michael Grasso	—	$—	38,223	$233,433
David Searle	—	$—	26,752	$200,146

Potential Payments upon Termination or Change in Control

A form of Executive Change in Control Severance Agreement (the “Executive Severance Agreement”) was adopted by our Board and entered into by each current executive officer of the Company in July 2019 in replacement of any employment, executive or other change of control agreement in effect at such time.

Under the terms of the Executive Severance Agreements, upon a termination of employment by us without “cause” prior to a “change in control” (as those terms are defined in the applicable Executive Severance Agreement), our executive officers, including the NEOs will be eligible to receive (i) 50% of the NEO’s then-current annual base salary, payable in installments over the six-month period beginning with the date of termination, (ii) a prorated target annual bonus (as defined below), payable in installments over the six-month period beginning with the date of termination and (iii) reimbursement of the excess cost of COBRA continuation medical coverage over the cost of medical coverage for our active employees for six months. These severance payments are contingent upon the NEO’s execution of a waiver and release of claims and compliance with non-competition and non-solicitation obligations for a six-month period beginning on the date of termination of the NEO. Upon a termination of employment by us without cause or by the NEO for good reason within 24 months following a change in control (as defined in the Executive Severance Agreement), our NEOs will be entitled to (i) 2.0 times the NEO’s then current annual base salary plus 1.0 times (or 1.5 times, in the case of the CEO) the NEO’s target annual bonus (as defined below), payable in lump sum 60 days after the date of termination, (ii) a prorated target annual bonus, payable in lump sum 60 days after the date of termination and (iii) continued coverage at no cost under the group health plans in which the NEO and dependents participated in immediately prior to the date of termination for the 18 month period following termination. The target annual bonus is the greater of (1) the NEO’s target annual bonus opportunity, determined by our board of directors for the year in which the NEO’s termination occurs or, if no target annual bonus has been established for the year in which the NEO’s termination occurs, the target annual bonus for the preceding year or (2) the NEO’s target annual bonus for the year in which the change in control of the Company occurs.

Additionally, certain equity award agreements under the 2019 Long-Term Incentive Plans contain provisions that provide for accelerated vesting benefits in the event of change in control and in the event of termination by reason of death, disability or retirement. In the event of a “change in control” (as defined in the applicable equity award agreement), equity awards will become automatically fully vested and immediately exercisable, as applicable. In the event of a termination by reason of death or disability, restricted stock units will automatically become fully vested. With respect to stock options granted before fiscal year 2023, in the event of termination by reason of “retirement” (as defined in the applicable equity award agreement) between the first and second anniversaries of the date of grant, one third of the options (rounded down to the nearest whole share) will vest and become exercisable. Further with respect to stock options granted before fiscal year 2023, in the event of termination by reason of “retirement” (as defined in the applicable equity award agreement) between the second and third anniversaries of the date of grant, two thirds of the Options (rounded down to the nearest whole share) will vest and become exercisable. While equity awards agreements corresponding to equity awards granted during fiscal year 2024 provide for vesting of awards in accordance with the Retirement Policy for Equity Awards in the event of a “Qualifying Retirement” (as defined in the Retirement Policy for Equity Awards), as of December 31, 2024, all NEOs were under 60 years of age and therefore none would have been eligible for accelerated vesting benefits under the Retirement Policy for Equity Awards.

Potential Payments Table

The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the executive’s employment had terminated on December 31, 2024, given the executive’s compensation as of such date and, if applicable, based on the closing price of our common stock on December 31, 2024. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different than the estimates presented in the table. Factors that could affect these amounts include the timing of any such event and our stock price.

Executive	Benefit	Change of Control without Termination	Change of Control with Termination w/o Cause or for Good Reason	Termination by Executive	Retirement	Death or Disability(1)	Termination Without Cause prior to Change of Control
Paul Mathews	Salary	$—	$850,000	$—	$—	$—	$212,500
	Bonus	$—	$318,750	$—	$—	$—	$318,750
	Benefit Continuation	$—	$39,717	$—	$—	$39,717	$10,084
	Stock Awards (2)	$582,198	$582,198	$—	$—	$582,198	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$582,198	$1,790,665	$—	$—	$621,915	$541,334

William J. Berger	Salary	$—	$1,300,000	$—	$—	$—	$325,000
	Bonus	$—	$1,462,500	$—	$—	$—	$975,000
	Benefit Continuation	$—	$39,717	$—	$—	$39,717	$10,084
	Stock Awards (2)	$1,725,523	$1,725,523	$—	$—	$1,725,523	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$1,725,523	$4,527,740	$—	$—	$1,765,240	$1,310,084

Eric Williams	Salary	$—	$950,000	$—	$—	$—	$237,500
	Bonus	$—	$356,250	$—	$—	$—	$356,250
	Benefit Continuation	$—	$10,496	$—	$—	$10,496	$2,640
	Stock Awards (2)	$627,021	$627,021	$—	$—	$627,021	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$627,021	$1,943,767	$—	$—	$637,517	$596,390

Robert L. Lane(3)	Salary	$—	$—	$—	$—	$—	$200,000
	Bonus	$—	$—	$—	$—	$—	$149,589
	Benefit Continuation	$—	$—	$—	$—	$—	$6,751
	Stock Awards (2)	$—	$—	$—	$—	$—	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$—	$—	$—	$—	$—	$356,340

Michael Grasso	Salary	$—	$850,000	$—	$—	$—	$212,500
	Bonus	$—	$318,750	$—	$—	$—	$318,750
	Benefit Continuation	$—	$39,717	$—	$—	$39,717	$10,084
	Stock Awards (2)	$1,007,679	$1,007,679	$—	$—	$1,007,679	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$1,007,679	$2,216,146	$—	$—	$1,047,396	$541,334

David Searle	Salary	$—	$800,000	$—	$—	$—	$200,000
	Bonus	$—	$300,000	$—	$—	$—	$300,000
	Benefit Continuation	$—	$39,717	$—	$—	$39,717	$10,084
	Stock Awards (2)	$529,156	$529,156	$—	$—	$529,156	$—
	Option Awards	$—	$—	$—	$—	$—	$—
	Total	$529,156	$1,668,873	$—	$—	$568,873	$510,084

(1)Benefit continuation for death or disability only occurs following a change in control.
(2)Amount determined by the product of $3.43, the closing price of our common stock as of December 31, 2024, and the number of shares that have not vested.
(3)Mr. Lane departed the Company on June 30th, 2024, and received a prorated portion of the 2024 target bonus based on the number of days served in 2024.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing information about the relationship of the total annual compensation of William J. Berger, our former chief executive officer (“CEO”) who served as the CEO for fiscal year 2024, to the total annual compensation of our median employee. The Company believes that the ratio of pay included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

As of December 31, 2024, our last completed fiscal year:

•We have estimated that the total annual compensation of our median employee (other than Mr. Berger) was $82,267; and

•The total annual compensation of our former CEO, who served as CEO for fiscal year 2024, as reported in the Summary Compensation Table, was $5,667,694.

Based on this information, for 2024, the ratio of the total annual compensation for Mr. Berger, our former CEO, who served as CEO for fiscal year 2024, to the total annual compensation of our median employee, was 69 to 1.

In order to determine this ratio, we first identified one of our employees as the median employee by reviewing regular wages and overtime pay of all of our employees as of December 31, 2024, the last day of our fiscal year.

Once we identified the median employee, we then determined the total annual compensation for 2024 of that employee using the same rules that apply to reporting compensation for our Named Executive Officers in the 2024 Summary Compensation Table.

The pay ratio disclosure rules allow companies to adopt a variety of methodologies, to apply exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies in calculating their own pay ratios.

Compensation and Human Resources Committee Interlocks and Insider Participation

During 2024, Ms. Brownell (Chair) and Messrs. D’Argenio, Morgan, and Thigpen served on our Compensation and Human Capital Committee. No member of our Compensation and Human Capital Committee is or was an officer or employee of the Company. During 2024, no executive officer of the Company served as (i) a member of the Compensation and Human Capital Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Compensation and Human Capital Committee, (ii) a director of another entity, one of whose executive officers served on our Compensation and Human Capital Committee, or (iii) a member of the Compensation and Human Capital Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as our director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Five Percent Owners

The following table reflects certain information known to us concerning persons beneficially owning more than 5% of our outstanding common stock based on the most recent information filed with the SEC by the persons listed. The security ownership percentage is calculated based on our shares of common stock outstanding as of the close of business on April 24, 2025. Unless otherwise noted, each stockholder listed below has sole voting and disposition power with respect to the shares listed.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Sylebra Capital LLC(1) 3000 El Camino Real Building 5, Suite 450 Palo Alto, CA 94306	12,443,048	9.9%
The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	9,333,184	7.4%
BlackRock, Inc.(3) 50 Hudson Yards New York, NY 10001	9,080,094	7.2%
Erste Asset Management GmbH(4) 1100 Vienna, Am Belvedere 1 Austria	7,373,248	5.9%
Handelsbanken Fonder AB(5) SE-106 70 Stockholm, Sweden	7,299,445	5.8%
CastleKnight Management LP(5) 888 Seventh Avenue, 24th Floor New York, NY 10019	6,908,858	5.5%

(1)    Based on Schedule 13G filed on November 14, 2024 by Sylebra Capital LLC ("Sylebra US"), on behalf of itself, Sylebra Capital Limited ("Sylebra HK"), Sylebra Capital Management ("Sylebra Cayman"), and Daniel Patrick Gibson ("Mr. Gibson" and collectively, the "Sylebra Reporting Persons"). The Sylebra Reporting Persons have informed us that Sylebra US and Sylebra HK are the investment sub-advisers to Sylebra Capital Partners Master Fund, Ltd ("SCP MF"), Sylebra Capital Parc Master Fund ("PARC MF"), Sylebra Capital Menlo Master Fund ("Menlo MF") and other advisory clients. Sylebra Cayman is the investment manager and the parent of Sylebra HK. Sylebra Cayman owns 100% of the shares of Sylebra HK. Mr. Gibson owns 100% of the Class A shares of Sylebra Cayman and 100% of the share capital of Sylebra US. Mr. Gibson is a founder and Chief Investment Officer of Sylebra Cayman. In such capacities, Sylebra US, Sylebra HK, Sylebra Cayman, and Mr. Gibson may be deemed to share voting and dispositive power over the shares of our common stock held by SCP MF, PARC MF, MENLO MF and other advisory clients of Sylebra US and Sylebra HK. SCP MF has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, 8,085,100 of the shares, or 6.48% of shares outstanding, covered by the Schedule 13G that may be deemed to be beneficially owned by the Sylebra Reporting Persons. No other advisory clients individually hold economic interest of more than 5% of outstanding shares.
(2)    Based on Amendment No. 3 to Schedule 13G filed January 31, 2025 by The Vanguard Group ("Vanguard"). Vanguard has shared power to vote or direct the vote of 74,656 of the shares of Company common stock, sole power to dispose or direct the disposition of 9,158,151 shares of Company common stock and shared power to dispose or direct the disposition of 175,033 shares of Company common stock.
(3)    Based on Amendment No. 3 to Schedule 13G filed February 5, 2025 by BlackRock, Inc. ("BlackRock"). BlackRock has sole power to vote or direct the vote of 8,846,065 of the shares of Company common stock and to dispose or direct the disposition of 9,080,094 shares of Company common stock and all of the shares covered by the filing are held by BlackRock and/or its subsidiaries.
(4)     Based on Schedule 13G filed November 14, 2024 by Erste Asset Management GmbH ("Erste"). Erste has sole power to vote or direct the vote of and sole power to dispose or direct the disposition of all shares of Company common stock covered by the filing.
(5)    Based on Schedule 13G filed November 12, 2024 by Handelsbanken Fonder AB ("Handelsbanken"). Handelsbanken has sole power to vote or direct the vote of and sole power to dispose or direct the disposition of all shares of Company common stock covered by the filing.
(6)    Based on Schedule 13G filed March 20, 2025 by CastleKnight Management LP ("CastleKnight Management"), on behalf of itself, CastleKnight Master Fund LP, CastleKnight Fund GP LLC, Weitman Capital LLC, Aaron Weitman and CastleKnight Management GP LLC, each of which has shared voting and dispositive power over 6,908,858 shares of Company common stock.

Director and Executive Officer Shareholdings

The following table sets forth the amount of common stock beneficially owned as of the close of business on April 24, 2025, by each of our directors and by each of the named executive officers identified in the Summary Compensation Table below, and by all of our directors and executive officers, nominees and current executive officers as a group. For our directors and nominees, and named executive officers, the information includes shares that they could acquire through June 24, 2025 through the vesting of options or restricted stock awards or by the exercise of stock options. Unless otherwise indicated below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Anne S. Andrew (2)	115,134	*
Michael P. Grasso (3)	282,537	*
Anthony Horton	—	—
Robyn Liska	—	—
Paul Mathews (4)	15,156	*
Ryan Omohundro	—	—
David Searle (5)	20,652	*
C. Park Shaper (6)	1,322,141	1.1%
Jeffrey S. Stein	—	—
Jeremy Thigpen	—	—
Current Executive Officers and Directors as a Group (10 Persons) (7)	1,755,620	1.4%

*    Represents beneficial ownership or voting power of less than 1%.
(1)Unless otherwise indicated, the address for each listed beneficial owner is: c/o Sunnova Energy International Inc., 20 East Greenway Plaza, Suite 540, Houston, Texas 77046.
(2)Consists of (i) 12,948 shares of common stock owned by Ms. Andrew (ii) 59,047 shares of common stock held indirectly in a trust, and (iiI) 43,139 shares of common stock that may be acquired in 60 days issuable upon the vesting of restricted stock units.
(3)Consists of (i) 81,540 shares of common stock owned by Mr. Grasso and (ii) 200,997 shares of common stock issuable upon the exercise of stock options.
(4)Consists of 15,156 shares of common stock owned by Mr. Mathews.
(5)Consists of 20,652 shares of common stock owned by Mr. Searle.
(6)Consists of (i) 19,126 shares of common stock held directly by Mr. Shaper, (ii) 1,278,067 shares of common stock held by Seis Holdings LLC for which Mr. Shaper serves as CEO, and (iii) 24,948 shares of common stock that may be acquired by Mr. Shaper in 60 days issuable upon the vesting of restricted stock units. Mr. Shaper may be deemed to beneficially own securities beneficially owned by Seis Holdings LLC.
(7)Consists of (i) 1,486,536 shares of common stock beneficially owned by our directors and executive officers, (ii) 200,997 shares of common stock issuable from the exercise of stock options, and (iii) 68,087 shares of common stock that may be acquired in 60 days upon the vesting of restricted stock units.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of December 31, 2024, all of which have been approved by our stockholders:

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of shares of common stock available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
11,445,187	$14.00	600,826

(1)This column reflects all shares of common stock subject to outstanding options and RSUs granted under the following plans as of December 31, 2024: the 2013 Stock Option Plan of Sunnova Energy Corporation, the Stock Option Plan of Sunnova Energy Corporation and the 2019 Long-Term Incentive Plan (“LTIP”).
(2)The weighted average exercise price relates solely to outstanding stock options since shares subject to the RSUs have no exercise price.
(3)Includes 18,793 and 582,033 shares of common stock available for future issuance under the LTIP and the Sunnova Energy International Inc. Employee Stock Purchase Plan, respectively, as of December 31, 2024. The number of shares for issuance under the LTIP will be increased on the first day of each fiscal year beginning with the 2020 fiscal year, in an amount equal to the lesser of (i) the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Our Board has adopted a written policy whereby all transactions with related parties must be made in compliance with our Board's policy on related party transactions. Such transactions must be approved by the Nominating, Corporate Governance and Sustainability Committee and must be on terms no less favorable to us than could be obtained in arm's length dealings with unrelated third parties. To identify related party transactions, each year we distribute and require our directors and officers to complete a questionnaire identifying transactions with the Company in which the director or officer or their immediate family members have an interest. In addition, our Code of Conduct requires directors and officers to report any actual or potential conflicts of interests. Our Nominating, Corporate Governance and Sustainability Committee is responsible for reviewing and approving all related party transactions.

Our Board determined that a relationship does not interfere with a director exercising independent judgment in carrying out such director’s responsibilities if it is either:

•a type of relationship addressed in Item 404(a) of SEC Regulation S-K, as amended; or
•Section 303A.02, as amended, of the NYSE Listed Company Manual (the “NYSE Rules”), but under those rules neither requires disclosure nor precludes a determination of independence; or
•consists of charitable contributions by the Company to an organization where a director is an executive officer and does not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last three years.

No related party transactions were identified, reported or occurred in fiscal year 2024.

Our Board reviewed the relevant provisions of the NYSE Rules with regard to the independence of directors and after full discussion determined that the following directors had no material relationship with the Company that may interfere with the exercise of independence from management and the Company and therefore are independent directors of the Company: Anne Slaughter Andrew, Anthony Horton, Paul Mathews, C. Park Shaper, Jeffrey S. Stein, and Jeremy Thigpen.

Director Independence

Our Board has determined that all five of the current non-management directors of the Company (Ms. Andrew and Messrs. Horton, Mathews, Shaper, Stein, and Thigpen) qualify as “independent” under the corporate governance rules of the NYSE, that each member of the Audit Committee qualifies as “independent” under Rule 10A-3 of the Exchange Act, and that each member of the Compensation and Human Capital Committee qualifies as “independent” under Rule 10C-1 of the Exchange Act. Our Board has not established separate independence requirements beyond those of the NYSE, the Exchange Act or the Code.

In addition, we have made no contributions to any tax-exempt organization in which any independent director serves as an executive officer.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Houston, TX, auditor firm ID: 238.

During the fiscal years ended December 31, 2024 and 2023, PricewaterhouseCoopers LLP was our independent registered public accounting firm and it provided services in the following categories and amounts:

	Year Ended December 31,
	2024	2023
Audit fees(1)	$3,439,250	$3,004,405
Audit-related fees(2)	800,200	913,850
Tax fees (3)	—	—
All other fees (4)	2,000	900
Total	$4,241,450	$3,919,155

(1)Audit fees include financial statement audits and reviews under statutory or regulatory requirements and services that generally only the auditor reasonably can provide, including consents for debt and equity issuances and other attest services required by statute or regulation.
(2)Audit related fees consist of assurance and related services that are traditionally performed by the auditor such as comfort letter work in connection with registration statements, accounting assistance and due diligence in connection with proposed acquisitions or sales, consultations concerning financial accounting and reporting standards and audits of stand-alone financial statements or other assurance services not required by statute or regulation.
(3)No tax services were provided in either of the reported periods.
(4)All other fees primarily reflect accounting research software license costs

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and non‑audit services performed by our independent registered public accounting firm in order to ensure the provision of such services does not impair the public accountants' independence. All fees paid to PricewaterhouseCoopers LLP for our fiscal years ended December 31, 2024 and 2023 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this report are as follows:

(1)Consolidated Financial Statements

Our consolidated financial statements were previously filed with the Original Report.

(2)Financial Statement Schedules

Schedule I Parent Company Financial Statements were previously filed with the Original Report. All other schedules are not applicable or not material.

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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.25.2∞
Second Amendment to Credit Agreement by and among Sunnova Inventory Supply, LLC, each of the subsidiaries of Sunnova Inventory Supply, LLC from time to time party thereto, the lenders from time to time party thereto, and Texas Capital Bank, as lender, agent and letter of credit issuer, dated as of December 30, 2024 (incorporated by reference to Exhibit 10.25.2 to Form 10-K filed on March 3, 2025).

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

Exhibit No.	Description
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

19	Sunnova Energy International Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to Form 10-K filed on February 22, 2024).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 3, 2025).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Form 10-K filed on March 3, 2025).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to Form 10-K filed on March 3, 2025).
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to Form 10-K filed on March 3, 2025).
31.3	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed on March 3, 2025).

32.2
Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Form 10-K filed on March 3, 2025).

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

SUNNOVA ENERGY INTERNATIONAL INC.

Date: April 30, 2025	By:	/s/ Paul S. Mathews
Paul S. Mathews
Chief Executive Officer
(Principal Executive Officer)